Form 10-Q
period 2005-06-30
MWI Veterinary Supply, Inc.
filed 2005-08-12
CIK 1323974

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended: June 30, 2005	Commission File Number: 000-51468

MWI Veterinary Supply, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	02-0620757
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

651 S. Stratford Drive, Suite 100 Meridian, ID	83642
(Address of principal executive offices)	(Zip Code)

(800) 824-3703

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐    No  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding at August 11, 2005 was 10,538,280.

MWI VETERINARY SUPPLY, INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

MWI VETERINARY SUPPLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)
(unaudited)

	Three-months ended June 30,		Nine-months ended June 30,
	2005	2004	2005	2004
Revenues:
Product sales	$130,377	$99,674	$340,525	$271,145
Product sales to related party	6,433	5,236	19,380	16,118
Commissions	1,177	1,276	3,486	3,140
Total revenues	137,987	106,186	363,391	290,403

Cost of product sales	119,955	91,981	312,263	248,841
Gross profit	18,032	14,205	51,128	41,562

Selling, general and administrative expenses	13,217	10,575	37,036	30,886
Depreciation and amortization	393	306	1,120	829
Operating income	4,422	3,324	12,972	9,847

Other income (expense):
Interest expense	(1,849)	(1,485)	(5,394)	(4,419)
Earnings on equity method investees	30	24	89	75
Other	60	49	184	161
Total other expense	(1,759)	(1,412)	(5,121)	(4,183)

Income before taxes	2,663	1,912	7,851	5,664
Income tax expense	(1,256)	(1,195)	(4,193)	(3,564)

Net income	$1,407	$717	$3,658	$2,100

Income Per Common Share:
Basic	$0.28	$0.14	$0.72	$0.42
Diluted	$0.24	$0.12	$0.62	$0.36

Weighted Average Common Shares Outstanding:
Basic	5,063	5,038	5,062	5,038
Diluted	5,876	5,878	5,878	5,878

See Notes to Condensed Consolidated Financial Statements

MWI VETERINARY SUPPLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)
(unaudited)

	Three-months ended June 30,		Nine-months ended June 30,
	2005	2004	2005	2004
Net income	$1,407	$717	$3,658	$2,100
Other comprehensive income (loss)
Interest rate swap: Change in fair value, net of tax of $5, $3, $11 and $6, respectively	(8)	5	19	10
Total comprehensive income	$1,399	$722	$3,677	$2,110

See Notes to Condensed Consolidated Financial Statements

MWI VETERINARY SUPPLY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)
(unaudited)

	June 30,	September 30,
	2005	2004
Assets

Current Assets:
Cash	$31	$28
Receivables, net	70,060	59,720
Inventories	60,297	49,525
Prepaid expenses and other current assets	3,428	1,196
Deferred income taxes	411	244
Total current assets	134,227	110,713

Property and equipment, net	6,178	6,007
Goodwill	29,822	28,287
Intangibles, net	1,692	—
Other assets, net	1,527	1,558

Total assets	$173,446	$146,565

Liabilities And Stockholders’ Equity

Current Liabilities:
Line-of-credit	$45,301	$49,129
Accounts payable	72,610	50,966
Accrued expenses	5,274	4,454
Interest rate swap	—	23
Current maturities of long-term debt	592	288
Total current liabilities	123,777	104,860

Deferred income taxes	642	608

Long-term debt	1,475	732

Redeemable preferred stock	39,244	35,733

Commitments and contingencies

Stockholders’ Equity
Common stock $0.01 par value, 20,000,000 authorized; 5,560,401 shares issued and outstanding	56	56
Additional paid in capital	955	955
Accumulated other comprehensive income (loss)	4	(14)
Retained earnings	7,293	3,635
Total stockholders’ equity	8,308	4,632
Total liabilities and stockholders’ equity	$173,446	$146,565

See Notes to Condensed Consolidated Financial Statements

MWI VETERINARY SUPPLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine-months Ended June 30, 2005 and 2004

(in thousands, except per share data)
(unaudited)

	Nine-months Ended June 30,
	2005	2004

Cash Flows From Operating Activities:
Net income	$3,658	$2,100
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of redeemable preferred stock	3,510	3,106
Depreciation and amortization	1,126	829
Amortization of loan origination fees	105	105
Deferred income taxes	(144)	233
Earnings on equity method investees	(89)	(75)
Gain on disposal of property and equipment	(6)	(8)
Changes in operating assets and liabilities (net of effects of acquisitions):
Receivables	(8,231)	(4,543)
Inventories	(8,936)	(14,871)
Prepaid expenses and other current assets	(2,125)	(45)
Accounts payable	19,707	3,481
Accrued expenses	820	(63)
Net cash provided by (used in) operating activities	9,395	(9,751)

Cash Flows From Investing Activities:
Acquisition of assets of Vetpo Distributors, Inc. (includes $101 of direct acquisition costs)	(4,601)	—
Purchases of property and equipment	(723)	(1,148)
Acquisition of assets of Memorial Pet Care (includes $32 of direct acquisition costs)	(432)	—
Sale of property and equipment	564	13
Distribution from equity method investee	43	—
Other	(39)	—
Net cash used in investing activities	(5,188)	(1,135)

Cash Flows From Financing Activities:
Net borrowings (payments) on line-of-credit	(3,828)	10,836
Payment on debt	(276)	(66)
Debt issuance costs	(100)	(100)
Proceeds from issuance of debt	—	208
Net cash provided by (used in) financing activities	(4,204)	10,878

Increase (Decrease) in Cash	3	(8)

Cash at Beginning of Period	28	36

Cash at End of Period	$31	$28

See Notes to Condensed Consolidated Financial Statements

MWI VETERINARY SUPPLY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars and shares in thousands, except per share data)

(unaudited)

NOTE 1 – GENERAL

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the results of operations, financial position and cash flows of MWI Veterinary Supply, Inc., formerly named MWI Holdings, Inc., and its subsidiary (“the Company”). All material intercompany balances have been eliminated.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of the Company for the periods presented. These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and accompanying notes included in the Company’s Registration Statement on Form S-1 (Reg. No. 333-124264) originally filed with the Securities Exchange Commission on April 22, 2005, as amended (“the Registration Statement”). The results of operations for the three and nine-months ended June 30, 2005 are not necessarily indicative of results to be expected for the entire fiscal year.

The Company’s Condensed Consolidated Balance Sheet as of September 30, 2004 has been derived from the audited Consolidated Balance Sheet as of that date.

Certain reclassifications have been made in the prior period’s financial statements to conform to classifications used in the current year.

Use of Estimates

The preparation of the Company’s consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions. Some of these estimates require difficult, subjective or complex judgments about matters that are inherently uncertain. As a result, actual results could differ from these estimates. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

NOTE 2 – EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 clarifies that inventory costs that are “abnormal” are required to be charged to expense as incurred as opposed to being capitalized into inventory as a product cost. SFAS No. 151 provides examples of “abnormal” costs to include costs of idle facilities, excess freight and handling costs, and wasted material (spoilage). SFAS No. 151 is effective for the Company’s fiscal year beginning October 1, 2005. The impact of SFAS No. 151 is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised), “Share-Based Payment” (“SFAS 123-R”). SFAS 123-R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations. Adoption of SFAS 123-R will require the Company to record a non-cash expense for its stock compensation plans using the fair value method. Historically, the Company has recorded compensation cost in accordance with APB No. 25, which does not require the recording of an expense for equity related compensation plans if stock options were granted at a price equal to the fair market value of the Company’s common stock on the grant date. SFAS 123-R is effective for the Company on October 1, 2005. Based on options outstanding and expected vesting dates, the adoption of SFAS No. 123-R is not expected to have a material effect on the Company’s consolidated financial statements.

NOTE 3 – ACQUISITIONS

On November 1, 2004, the Company purchased certain assets of Memorial Pet Care, Inc., a pet crematorium, for $400 cash (plus approximately $32 of direct acquisition costs).

On January 3, 2005, the Company purchased substantially all of the assets of Vetpo Distributors, Inc. (“Vetpo”), a regional animal health products distributor located in Holland, Michigan, for $4,500 in cash (plus approximately $101 of direct acquisition costs) and the issuance of a note payable for $487.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. These preliminary purchase price allocations are based on a combination of third-party valuations and internal analyses and may be adjusted during the allocation period as defined in SFAS No. 141, “Business Combinations”.

	Memorial Pet Care, Inc.	Vetpo Distributors, Inc.

Receivables	$24	$2,074
Inventories	—	1,837
Property and equipment	107	92
Goodwill	66	1,469
Intangibles	246	1,543
Total assets acquired	443	7,015

Accounts payable	11	1,927
Notes payables	—	487
Total liabilities assumed	11	2,414

Net assets acquired	$432	$4,601

NOTE 4 – RECEIVABLES

	June 30, 2005	September 30, 2004

Trade	$63,475	$55,682
Vendor rebates and programs	7,227	4,237
Related party	203	366
	70,905	60,285
Allowance for doubtful accounts	(845)	(565)
	$70,060	$59,720

Approximately 10% of the Company’s revenues resulted from transactions with a single customer during the three and nine-months ended June 30, 2005 and 2004, respectively. Approximately 9% of the Company’s trade receivables resulted from transactions with this single customer as of June 30, 2005.

NOTE 5 – PROPERTY AND EQUIPMENT

	June 30, 2005	September 30, 2004

Land	$169	$322
Buildings and leasehold improvements	2,215	3,183
Machinery, furniture and equipment	7,672	6,960
Computer equipment	2,676	2,939
Construction in progress	154	—
	12,886	13,404

Accumulated depreciation and amortization	(6,708)	(7,397)
	$6,178	$6,007

The Company recorded depreciation expense of $348 and $306 for the three-months ended June 30, 2005 and 2004, respectively, and $1,028 and $829 for the nine-months ended June 30, 2005 and 2004, respectively.

NOTE 6 – INTANGIBLES

	June 30, 2005	September 30, 2004
Amortizing:
Customer lists	$1,590	$—
Covenants not to compete	162	—
Other	36	—
	1,788	—

Accumulated amortization	(148)	(—)
	1,640	—
Non-Amortizing:
Trade names	52	—

	$1,692	$—

Amortizing intangible assets have remaining useful lives from 4 to 10 years. Projected amortization expense for existing intangible assets is $145, $189, $189, $189 and $189 for 2005, 2006, 2007, 2008 and 2009, respectively.

NOTE 7 – LINE-OF-CREDIT AND LONG-TERM DEBT

Line of Credit—On June 18, 2002, the Company entered into a line-of-credit agreement with two lenders for a credit facility that allows borrowings up to $70,000. The line-of-credit is secured by a security interest in substantially all of the Company’s assets and terminates on June 17, 2007. Interest is due monthly at the following rates: 1) the London Interbank Offered Rate (LIBOR) plus a margin for the first $35,000 (4.97% at June 30, 2005); or 2) the prime rate (6.25% at June 30, 2005). The Company’s outstanding balance on this facility at June 30, 2005 was $45,301. The line-of-credit contains certain restrictive financial covenants as well as restrictions on dividend payments and future debt borrowings. See Note 13 – Subsequent Events for more information. From time to time the Company issues letters of credit to act as guarantee of payment to specified third parties. At June 30, 2005, the Company had three letters of credit totaling $300 and at September 30, 2004 the Company had two letters of credit totaling $3,100. There were no outstanding borrowings on these letters of credit at June 30, 2005 or September 30, 2004.

On July 7, 2004, the Company entered into an interest swap agreement for $12,000 of its line-of-credit borrowings. Under the swap, the Company received interest at a floating rate based on LIBOR and paid interest at a fixed rate of 2.49%. Net payments due under the swap were settled monthly. The swap expired on July 7, 2005 and was not renewed. The Company received a waiver of the obligation to maintain an interest rate swap from the lenders effective as of July 7, 2005.

On July 7, 2003, the Company entered into an interest swap agreement for $12,000 of its line-of-credit borrowings. Under the swap, the Company received interest at a floating rate based on LIBOR and paid interest at a fixed rate of 1.33%. Net payments due under the swap were settled monthly and the swap expired on July 7, 2004.

Long-Term Debt—On December 19, 2003, the Company amended the line-of-credit agreement to include borrowings up to $2,500 on a loan for capital equipment purchases. The line-of-credit is secured by a security interest in substantially all of the Company’s assets and terminates on June 17, 2007. Interest is due monthly at the following rates: 1) the London Interbank Offered Rate (LIBOR) plus a margin; or 2) the prime rate plus a margin.

On January 3, 2005, the Company issued an unsecured non-negotiable promissory note in the aggregate principal amount of $487 in partial consideration for the purchase of substantially all the assets of Vetpo. The note bears interest at the prime rate, payable quarterly. The principal of the note is payable in five equal annual installments, beginning January 1, 2006.

	June 30, 2005	September 30, 2004

Capital equipment note payable, monthly principal payments of $39, plus interest, interest rate 6.75% at June 30, 2005, due June 17, 2007	$1,580	$1,020

Unsecured non-negotiable promissory note, annual principal payments of $97, interest paid quarterly, interest rate 6.25% at June 30, 2005	487	—
	2,067	1,020
Current portion	(592)	(288)
Total long-term debt	$1,475	$732

NOTE 8 – REDEEMABLE PREFERRED STOCK

The redeemable preferred stock was subject to mandatory redemption on June 18, 2012 and has a liquidation preference of $1 per share (plus accumulated, accrued and unpaid dividends). The holders of redeemable preferred stock were entitled to a cumulative 13% annual dividend based on the liquidation preference. As of June 30, 2005, the Company had not made any dividend payments. The Company had the right to redeem any outstanding shares at any time but all shares were required to be redeemed no later than June 18, 2012. Total redemption price as of June 30, 2005 was $39,244. On August 8, 2005 the Company used proceeds from the initial public offering to redeem all of the redeemable preferred stock. See Note 13- Subsequent Events.

NOTE 9 – STOCK-OPTIONS

The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25 and related interpretations. The Company has adopted the disclosure-only requirements of SFAS No. 123 for stock-based awards to employees. Accordingly, the Company records no compensation expense in the consolidated financial statements upon grant of employee stock awards when the exercise price is equal to fair market value at the date of grant.

SFAS No. 123 requires the disclosure of pro forma net income or loss as if the Company had adopted the fair value method since inception. Under SFAS No. 123, the fair value of stock-based awards to employee is calculated through the use of option pricing models, even through such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restriction, which significantly differ from the characteristics of the Company’s stock option awards. These models also require subjective assumptions including expected time to exercise, which greatly affect the calculation.

NOTE 9 – STOCK-OPTIONS-CONT.

If the fair value-based accounting method was utilized for stock-based compensation, the Company’s pro forma net income and earnings per share for the periods presented below would have been as follows:

	Three-months ended		Nine-months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net income	$1,407	$717	$3,658	$2,100
Deduct: Stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	—	—	(1)	(1)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—	—
Pro Forma net income	$1,407	$717	$3,657	$2,099

Basic Earnings Per Share:
As Reported	$0.28	$0.14	$0.72	$0.42
Pro Forma	$0.28	$0.14	$0.72	$0.42

Diluted Earnings Per Share:
As Reported	$0.24	$0.12	$0.62	$0.36
Pro Forma	$0.24	$0.12	$0.62	$0.36

The pro forma net income resulted from reported net income less pro forma after-tax compensation expense. The pro forma effect on net income is not representative of the pro forma effect on net earnings in future years. To calculate pro forma stock-based compensation expense under SFAS No. 123, the Company estimated the fair value of each option grant on the date of grant, using the single option valuation approach with the following weighted average assumptions used for grants in 2003 (no new grants in 2004 or for the nine months ended June, 30 2005): risk-free interest rate of 2.97%; expected lives of 5 years; no expected dividends and no expected stock price volatility.

NOTE 10 – INCOME TAXES

The Company’s effective tax rate for the three-months ended June 30, 2005 and 2004 was 47.2% and 62.5%, respectively. The Company’s effective income tax rate for the nine-months ended June 30, 2005 and 2004 was 53.4% and 62.9%, respectively. The decrease in the effective tax rate was primarily attributable to a state income tax benefit as a result of filing tax returns during June 2005 and anticipated lower nondeductible accretion of dividends on the Series A preferred stock for fiscal 2005 due to the redemption of all of the Series A preferred stock in connection with the initial public offering. See Note 13 – Subsequent Events.

NOTE 11 – COMPUTATION OF EARNINGS PER SHARE

	Three-months ended
	June 30, 2005		June 30, 2004
	Basic	Diluted	Basic	Diluted

Net income	$1,407	$1,407	$717	$717

Weighted average common shares outstanding	5,063	5,063	5,038	5,038
Effect of dilutive securities:
Contingent stock		497		522
Stock options		316		318
Weighted average shares outstanding		5,876		5,878

Earnings per share	$0.28	$0.24	$0.14	$0.12

Anti-dilutive shares excluded from calculation		—		—

	Nine-months ended
	June 30, 2005		June 30, 2004
	Basic	Diluted	Basic	Diluted

Net income	$3,658	$3,658	$2,100	$2,100

Weighted average common shares outstanding	5,062	5,062	5,038	5,038
Effect of dilutive securities:
Contingent stock		498		522
Stock options		318		318
Weighted average shares outstanding		5,878		5,878

Earnings per share	$0.72	$0.62	$0.42	$0.36

Anti-dilutive shares excluded from calculation		—		—

NOTE 12 – CONTINGENCIES AND COMMITTMENTS

From time to time, in the normal course of business, the Company may become a party to legal proceedings that may have an adverse effect on the Company’s financial position, results of operations and cash flows. At June 30, 2005 the Company is not a party to any material pending legal proceedings and is not aware of any claims that could have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

NOTE 13 – SUBSEQUENT EVENTS

In June 2005, the Company signed an agreement with Bruckmann, Rosser, Sherrill & Co., L.L.C. (“BRS LLC”), its majority shareholder, and Agri Beef to terminate fees paid to both parties for management services. The agreement became effective immediately prior to the time the Company’s Registration Statement was declared effective by the Securities and Exchange Commission on August 2, 2005. The Company will be required to pay BRS LLC $1,600 and Agri Beef $400 under the agreement.

On July 28, 2005, the Company amended its Amended and Restated Certificate of Incorporation to authorize 20 million shares of common stock and declared a 5.5-to-1 common stock split in the form of a common stock dividend. All numbers of common stock and per share data in the accompanying consolidated financial statements and related notes have been retroactively restated to give effect to the amendment of the Amended and Restated Certificate of Incorporation and stock split.

On July 28, 2005, the Company approved the 2005 Stock-Based Incentive Compensation Plan. The purpose of the stock incentive plan is to promote the Company’s long-term financial success by attracting, retaining and rewarding eligible participants. This plan provides for the Company to issue restricted stock or stock options. On August 3, 2005 the Company granted approximately 100 options to purchase common stock to employees with an exercise price of $17 per share and a life of 10 years. These options vest on September 15, 2005.

NOTE 13 – SUBSEQUENT EVENTS – CONT.

On August 2, 2005 a Registration Statement relating to the Company’s initial public offering of common stock was declared effective by the Securities and Exchange Commission. As a result, the Company issued 4,333 shares of common stock which were subsequently sold to the public for $17 per share. The Company received estimated net proceeds of $66,493 after deducting the underwriting discounts and offering expenses. On August 5, 2005, the underwriters exercised their over-allotment option that caused the Company to sell an additional 650 shares for estimated net proceeds of $10,277. As disclosed in the Company’s Registration Statement, the Company used these net proceeds to redeem all of the Company’s Series A preferred stock for approximately $39,789 and to repay approximately $36,981 of borrowings on the revolving credit facility under the amended credit agreement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of MWI Veterinary Supply, Inc.

Meridian, Idaho

We have reviewed the accompanying condensed consolidated balance sheet of MWI Veterinary Supply, Inc. and subsidiary (“the Company”) as of June 30, 2005, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended June 30, 2005 and 2004, and of cash flows for the nine-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States) (“the PCAOB”). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the PCAOB, the consolidated balance sheet of MWI Veterinary Supply, Inc. and subsidiary as of September 30, 2004, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated April 15, 2005 (June 10, 2005 as to the effects of the restatement described in Note 15 and July 28, 2005 as to Note 14), we expressed an unqualified opinion and included an explanatory paragraph that describes the formation and acquisition of the Company and the adoption of Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity and a paragraph related to the restatement described in Note 15 to the consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP
Boise, Idaho
August 10, 2005

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a leading distributor of animal health products to veterinarians across the United States. The Company markets its products to veterinarians in both the companion and production animal markets. The Company’s growth has primarily been from internal growth initiatives and, to a lesser extent, selective acquisitions.

The Company sells products that it sources from its vendors to its customers through either a “buy/sell” transaction or an agency relationship with its vendors. In a “buy/sell” transaction, the Company purchases or takes inventory of products from its vendors. When a customer places an order, the Company picks, packs, ships and invoices the customer for the order. The Company record sales from “buy/sell” transactions, which account for the vast majority of the Company’s business, as revenue in conformity with generally accepted accounting principles in the United States. In an agency relationship, the Company does not purchase and take inventory of products from vendors. When the Company receives an order from a customer, the Company transmits the order to the vendor, who picks, packs and ships the order to the Company’s customer. In some cases, the vendor invoices and collects payment from the customer, while in other cases the Company invoices and collects payment from the customer on behalf of the vendor. The Company receives a commission payment for soliciting the order from the customer and for providing other customer service activities. The aggregate revenue the Company receives in agency transactions constitute the “commissions” line item on the Company’s statement of income and is recorded in conformity with accounting principles generally accepted in the United States. The vendor determines the method the Company uses to sell its products. Historically, vendors have occasionally switched between the “buy/sell” and agency models for particular products in response to market conditions related to that particular product. A switch between models can impact the Company’s revenues, gross margin, gross margin percentage and operating income. For more information on the Company’s business see the Company’s Registration Statement on Form S-1 (Reg. No. 333-124264) originally filed with the Securities Exchange Commission on April 22, 2005, as amended (“the Registration Statement”).

Initial Public Offering

On August 2, 2005 a Registration Statement relating to the Company’s initial public offering of common stock was declared effective by the Securities and Exchange Commission. As a result, the Company issued 4,333,334 shares of common stock which were subsequently sold to the public for $17 per share. The Company received estimated net proceeds of $66,493 after deducting the underwriting discounts and offering expenses. On August 5, 2005, the underwriters exercised their over-allotment option causing the Company to sell an additional 650,000 shares for estimated net proceeds of $10,277. As disclosed in the Company Registration Statement, the Company used these net proceeds to redeem all of the Company’s Series A preferred stock for approximately $39,789 and to repay approximately $36,981 of borrowings on the revolving credit facility under the amended credit agreement.

Acquisitions

On January 3, 2005, the Company acquired substantially all of the assets of Vetpo Distributors, Inc. (“Vetpo”), a regional animal health products distributor located in Holland, Michigan. This acquisition has enabled us to substantially expand the Company’s market presence and improve the Company’s distribution capabilities in Michigan, Illinois, Indiana, Ohio and Wisconsin.

On November 1, 2004, the Company acquired certain assets of Memorial Pet Care, Inc., a pet crematorium located in Meridian, Idaho. Memorial Pet Care presently operates in southwest Idaho and eastern Oregon and serves veterinary practices and their clients by providing pet cremation services.

Results of Operations

The following table summarizes the Company’s results of operations for the three and nine-months ended June 30, 2005 and 2004 in dollars and as a percentage of total revenues.

	Three-months ended June 30,				Nine-months ended June 30,
	2005		2004		2005		2004
Revenues:
Product sales	$130,377	94.5%	$99,674	93.9%	$340,525	93.7%	$271,145	93.4%
Product sales to related party	6,433	4.7	5,236	4.9	19,380	5.3	16,118	5.6
Commissions	1,177	0.8	1,276	1.2	3,486	1.0	3,140	1.0
Total revenues	137,987	100.0	106,186	100.0	363,391	100.0	290,403	100.0

Cost of product sales	119,955	86.9	91,981	86.6	312,263	85.9	248,841	85.7
Gross profit	18,032	13.1	14,205	13.4	51,128	14.1	41,562	14.3

Selling, general and administrative expenses (1)	13,217	9.6	10,575	10.0	37,036	10.2	30,886	10.6
Depreciation and amortization	393	0.3	306	0.3	1,120	0.3	829	0.3
Operating income	4,422	3.2	3,324	3.1	12,972	3.6	9,847	3.4
Other income (expense):
Interest expense (2)	(1,849)	(1.3))	(1,485)	(1.3)	(5,394)	(1.5)	(4,419)	(1.5)
Earnings on equity method investees	30	—	24	—	89	—	75
Other	60	—	49	—	184	0.1	161	0.1
Total other expense	(1,759)	(1.3)	(1,412)	(1.3)	(5,121)	(1.4)	(4,183)	(1.4)
Income before taxes	2,663	1.9	1,912	1.8	7,851	2.2	5,664	2.0
Income tax expense	(1,256)	(0.9)	(1,195)	(1.1)	(4,193)	(1.2)	(3,564)	(1.3)
Net income	$1,407	1.0%	$717	0.7%	$3,658	1.0%	$2,100	0.7%

Other Data:
Product sales from Internet as a percentage of sales	20.7%		17.4%		20.6%		17.8%
Field sales representatives (at end of period)	132		106		132		106
Telesales representatives (at end of period)	91		78		91		78
Fill rate (3)	97.8%		98.1%		97.9%		98.1%

(1)   Includes management fees expense of $85 and $101 for three-months ended June 30, 2005 and 2004, respectively, and $351 and $300 for the nine-months ended June 30, 2005 and 2004, respectively as a result of payments to Bruckmann, Rosser, Sherrill & Co. LLC and Agri Beef Co. This management and consulting services agreement was terminated in connection with the effectiveness of the Company’s Registration Statement and will result in a $2,000 charge in the Company’s fourth quarter of 2005.

(2)   Includes accretion of our Series A preferred stock dividends of $1,195 and $1,053 for the three-months ended June 30, 2005 and 2004 respectively, and $3,510 and $3,106 for the nine-months ended June 30, 2005 and 2004 respectively, which are non-deductible for income tax purposes.

(3)   Defined as, for any period, the dollar value of orders shipped the same day they were placed from any warehouse expressed as a percentage of the total dollar value of the orders placed by customers in the period.

Three-months Ended June 30, 2005 Compared to Three-months Ended June 30, 2004

Total Revenues. Total revenues increased 29.9%, or $31,801 to $137,987 for the three-months ended June 30, 2005 from $106,186 for the three-months ended June 30, 2004. This increase was attributable to an increase in product sales volumes of a wide variety of products to both existing and new customers. The amount of the increase in product sales attributable to customers obtained subsequent to the end of the prior comparative period was approximately $12,996 with the remaining increase attributable to existing customers. Revenues improved in the three-months ended June 30, 2005 as compared to the prior year as a result of the conversion to a buy/sell arrangement for an equine West Nile Virus vaccine that was a commission-based agency relationship in the prior year, the addition of a new cattle antibiotic and the addition of a new leading non-steroidal anti-inflammatory drug for dogs that previously had been sold directly from the manufacturer to the veterinarian. Aggregate revenues for the three-months ended June 30, 2005 for the West Nile Virus vaccine, the cattle antibiotic, and the anti-inflammatory drug for dogs were approximately $8,965. Additionally, revenues improved in the three-months ended June 30, 2005 as a result of the acquisition of Vetpo on January 3, 2005. This acquisition has allowed the Company to expand its market presence and product sales in Michigan, Illinois, Indiana, Ohio and Wisconsin. For the three-months ended June 30, 2005, the field sales representatives who joined the Company from Vetpo produced sales of approximately $4,773. The Company’s growth in total revenues was partially offset by the voluntary recall of an injectable heartworm preventative product by the manufacturer in September 2004. Sales of this product had been approximately $1,554 for the three-months ended June 30, 2004.

Gross Profit. Gross profit increased by 26.9%, or $3,827, to $18,032 for the three-months ended June 30, 2005 from $14,205 for the three-months ended June 30, 2004. The increase in gross profit is a result of increased total revenues as discussed above. Gross profit as a percentage of total revenues was 13.1% for the three-months ended June 30, 2005, compared to 13.4% for the same period in the prior year. The Company’s gross profit margin declined by 30 basis points principally due to a reduction in commissions as a percentage of sales as a result of the conversion to a buy/sell arrangement for an equine West Nile Virus vaccine that was a commission-based agency arrangement in the prior year. The decrease in gross profit margin was partially offset from an increase of $410 in vendor rebates based on the attainment of certain growth goals and a decrease in freight expense as a percentage of total revenues.

Selling, General and Administrative (“SG&A”). SG&A increased 25.0%, or $2,642, to $13,217 for the three-months ended June 30, 2005 from $10,575 for the three-months ended June 30, 2004. However, as measured on a percent of total revenue, SG&A expenses decreased to 9.6% for the three-months ended June 30, 2005, compared to 10.0% for the same period in the prior year. The dollar increase was primarily due to increased compensation costs, outside fees and services, location and travel costs and occupancy costs. Compensation costs increased as a result of additional headcount of 72 associates, primarily related to the acquisition of Vetpo and the expansion of the Company’s operations in the northeastern United States. Compensation costs also increased as a result of increased sales commissions that are directly correlated with the sales growth and annual performance wage increases. The increase in outside fees and services were primarily driven by temporary workforce costs used to support the Company’s sales growth and demands in the Company’s warehouse facilities, increased credit card and other bank fees and increased professional services fees related to the Company’ efforts to become a public company. Increases in location and travel cost are due to increased headcount and costs to support the Company’s sales growth. Increases in occupancy costs are due primarily to the opening of a new facility in Nampa, Idaho in April 2005 and a facility acquired in the Vetpo acquisition located in Holland, Michigan. Management fees included in SG&A were $85 for the three-months ended June 30, 2005, compared to $101 for the same period in the prior year and are the result of a management and consulting services agreement between us, Bruckmann, Rosser, Sherrill & Co., L.L.C. (“BRS LLC”) and Agri Beef Co. The management and consulting services were terminated in connection with the Company’s initial public offering. In connection with this termination the Company will record a termination fee of $2,000 in the fourth quarter of 2005.

Depreciation and Amortization. Depreciation and amortization expense increased 28.4%, or $87, to $393 for the three-months ended June 30, 2005 from $306 for the three-months ended June 30, 2004. This increase was due primarily to amortization of intangible assets acquired with the purchase of Vetpo and Memorial Pet Care. In addition depreciation expense increased as a result of capital expenditures for delivery trucks used at the Company’s warehouse facilities to support its sales growth.

Other Expenses. Other expenses increased 24.6%, or $347, to $1,759 for the three-months ended June 30, 2005 from $1,412 for the three-months ended June 30, 2004. The increase in other expenses was primarily due to an increase in interest expense of $364 to $1,849 in the three-months ended June 30, 2005 from $1,485 for the same period in the prior year. Included in interest expense is the accretion of dividends on the Series A preferred stock of $1,195 and $1,053 for the three-months ended June 30, 2005 and 2004, respectively, that was redeemed on August 8, 2005 with the proceeds from the initial public offering. The Company expects interest expense to decline as compared to historical amounts as a result of the redemption of all the Series A preferred stock and the pay down of the revolving credit facility.

Income Tax Expense. The Company’s effective tax rate was 47.2% and 62.5% for the three-months ended June 30, 2005 and 2004, respectively. The decrease in the effective tax rate was primarily attributable to a state income tax benefit as a result of filing tax returns during June 2005 and lower nondeductible accretion of dividends on the Series A preferred stock for fiscal 2005 due to the redemption of all of the Series A preferred stock on August 8, 2005.

Nine-Months Ended June 30, 2005 Compared to Nine-Months Ended June 30, 2004

Total Revenues. Total revenues increased $72,988, or 25.1%, to $363,391 for the nine-months ended June 30, 2005 from $290,403 for the nine-months ended June 30, 2004. This increase was attributable to an increase in product sales volumes of a wide variety of products to both existing and new customers. The amount of the increase in product sales attributable to customers obtained subsequent to the end of the prior comparative period was approximately $25,647 with the remaining increase attributable to existing customers. Revenues improved in the nine-months ended June 30, 2005 as compared to the prior year as a result of the conversion to a buy/sell arrangement for an equine West Nile Virus vaccine that was a commission-based agency relationship in the prior year, the addition of a new cattle antibiotic and the addition of a new leading non-steroidal anti-inflammatory drug for dogs that previously had been sold directly from the manufacturer to the veterinarian. The Company increased the number of field sales representatives to 132 at June 30, 2005 from 106 at June 30, 2004, allowing us to target additional customers and to extend geographic reach, principally in the northeast and southeast regions of the United States. In addition, on January 3, 2005, the Company acquired substantially all the assets of Vetpo. This acquisition has enabled the Company to substantially expand the Company’s market presence in Michigan, Illinois, Indiana, Ohio and Wisconsin. From the acquisition date through June 30, 2005, the field sales representatives who joined the Company from Vetpo produced sales of approximately $8,671. The Company’s growth in total revenues was partially offset by the voluntary recall of an injectable heartworm preventative product by the manufacturer in September 2004. Sales of this product had been approximately $3,905 for the nine-months ended June 30, 2004.

Gross Profit. Gross profit increased by $9,566, or 23.0%, to $51,128 for the nine-months ended June 30, 2005 from $41,562 for the nine-months ended June 30, 2004. Gross profit as a percentage of total revenues was 14.1% for the nine-months ended June 30, 2005, compared to 14.3% for the same period in the prior year. The 20 basis point decrease in gross profit margin is attributable to the loss of $764 of gross profit related to the injectable heartworm preventative product voluntarily recalled by the manufacturer in September 2004. This was partially offset by an increase of $2,102 in vendor rebates based on the attainment of certain growth goals and a decrease in freight expense as a percentage of total revenues.

Selling, General and Administrative (“SG&A”). SG&A expenses increased by $6,150, or 19.9%, to $37,036 for the nine-months ended June 30, 2005 from $30,886 for the nine-months ended June 30, 2004. SG&A expenses as a percentage of total revenues decreased to 10.2% for the nine-months ended June 30, 2005, compared to 10.6% for the same period in the prior year. The dollar increase was primarily due to increased compensation costs, outside fees and services, location and travel costs, and occupancy costs. Compensation costs increased as a result of additional headcount of 72 associates, primarily related to the acquisition of Vetpo and the expansion of the Company’s operations in the northeastern United States. Compensation costs also increased as a result of increased sales commissions that are directly correlated with the sales growth and annual performance wage increases. The increase in outside fees and services were primarily due to increased credit card and other bank fees, increased usage of temporary workforce costs used to support the Company’s sales growth in the Company’s warehouse facilities and increased professional services fees related to the Company’ efforts to become a public company. Increases in location, travel and occupancy costs are due to the opening of new facilities in Harrisburg, Pennsylvania; Meridian, Idaho; Nampa, Idaho and a facility acquired in the Vetpo acquisition located in Holland, Michigan. To a lesser extent, location and travel cost increases are due to increased headcount and costs to support the sales growth. Management fees included in SG&A were $351 for the nine-months ended June 30, 2005, compared to $300 for the same period in the prior year and are the result of a management and consulting services agreement between us, BRS LLC and Agri Beef Co. The management and consulting services were terminated in connection with the Company’s initial public offering. In connection with this termination the Company will record a termination fee of $2,000 in the fourth quarter of 2005.

Depreciation and Amortization. Depreciation and amortization expense increased 35.1%, or $291, to $1,120 for the nine-months ended June 30, 2005 from $829 for the nine-months ended June 30, 2004. This increases was due primarily to amortization of intangible assets acquired with the purchases of Vetpo and Memorial Pet Care. In addition, depreciation expense increased as a result of capital expenditures for delivery trucks used at the Company’s warehouse facilities to support its sales growth.

Other Expenses. Other expenses increased $938, or 22.4%, to $5,121 for the nine-months ended June 30, 2005 from $4,183 for the nine-months ended June 30, 2004. The increase in other expenses was primarily due to an increase in interest expense of $975 to $5,394 in the nine-months ended June 30, 2005 from $4,419 for the same period in the prior year. Included in interest expense is the accretion of dividends on the Series A preferred stock of $3,510 and $3,106 for the nine-months ended June 30, 2005 and 2004, respectively, that was redeemed on August 8, 2005 with the proceeds from the initial public offering. Going forward the Company expects interest expense to decline as compared to historical amounts as a result of the redemption of all the Series A preferred stock and the pay down of the revolving credit facility.

Income Tax Expense. The Company’s effective tax rate was 53.4% and 62.9% for the nine-months ended June 30, 2005 and 2004, respectively. The decrease in the effective tax rate was primarily attributable to the lower nondeductible accretion of dividends on the Series A preferred stock for fiscal 2005 due to the redemption of all of the Series A preferred stock on August 8, 2005 and to a state income tax benefit as a result of filing tax returns during June 2005.

Critical Accounting Policies

The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The accompanying condensed consolidated financial statements are prepared using the same critical accounting policies discussed in the Company’s Registration Statement.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are cash flow generated from operations and borrowings on the revolving credit facility under the amended credit agreement. The Company uses capital primarily to fund day-to-day operations and to maintain sufficient inventory levels in order to promptly fulfill customer orders and to expand the Company’s operations and sales growth.

On August 2, 2005 a Registration Statement relating to the Company’s initial public offering of common stock was declared effective by the Securities and Exchange Commission. As a result, the Company issued 4,333,334 shares of common stock which was subsequently sold to the public for $17 per share. The Company received estimated net proceeds of $66,493 after deducting the underwriting discounts and offering expenses. On August 5, 2005, the underwriters exercised its over-allotment option causing the Company to sell an additional 650,000 shares for estimated net proceeds of $10,277. As disclosed in the Company Registration Statement, the Company used these net proceeds to redeem all of the Company’s Series A preferred stock for approximately $39,789 and repay approximately $36,981 of borrowings on the revolving credit facility under the amended credit agreement.

The Company has a line-of-credit agreement with two lenders for a credit facility that allows for borrowings up to $70,000. The line-of-credit is secured by a security interest in substantially all of the Company’s assets and terminates on June 17, 2007. Interest is due monthly at the following rates: 1) the London Interbank Offered Rate (LIBOR) plus a margin for the first $35,000 (4.97% at June 30, 2005); or 2) the prime rate (6.25% at June 30, 2005). The Company’s outstanding balance on this facility at June 30, 2005 was $45,301. The line-of-credit contains certain restrictive financial covenants as well as restrictions on dividend payments and future debt borrowings. As discussed above, the Company used the proceeds of its initial public offering to pay down approximately $36,981 of borrowings on the revolving credit facility.

From time to time the Company issues letters of credit to act as guarantee of payment to specified third parties. At June 30, 2005, the Company had three letters of credit totaling $300 and at September 30, 2004 the Company had two letters of credit totaling $3,100. There were no outstanding borrowings on these letters of credit at June 30, 2005 or September 30, 2004.

In December 2003, the Company amended the line-of-credit agreement to include borrowings up to $2,500 on a loan for capital equipment purchases. The line-of-credit is secured by a security interest in substantially all of the Company’s assets and terminates on June 17, 2007. Interest is due monthly at the following rates: 1) the London Interbank Offered Rate (LIBOR) plus a margin; or 2) the prime rate plus a margin. The Company had an outstanding balance of $1,580 at June 30, 2005.

On January 3, 2005, the Company issued an unsecured non-negotiable promissory note in the aggregate principal amount of $487 in partial consideration for the purchase of substantially all the assets of Vetpo. The note bears interest at the prime rate, payable quarterly. The principal of the note is payable in five equal annual installments, beginning January 1, 2006.

The Company believes its capital resources will be sufficient to meet its anticipated cash needs for at least the next twelve months.

Operating Activities. For the nine-months ended June 30, 2005, cash provided by operations was $9,395, and was primarily attributable to an increase in accounts payable of $19,707, non-cash accretion of the Series A preferred stock dividends of $3,510 (included in interest expense) and net income of $3,658 partially offset by increased inventory levels of $8,936. The increase in accounts payable and inventories were related to certain products the Company sells moving from a commission-based agency arrangement to a buy/sell arrangement, product purchases for the Company’s new distribution center in Holland, Michigan and new product offerings. For the nine-months ended June 30, 2004 net cash used by operating activities was $9,751, and was primarily attributable to increases of $14,871 in inventories and $4,543 in accounts receivable. The increase in inventories was primarily related to supporting increased sales growth and adding a warehouse in Harrisburg, Pennsylvania. During this time period, the Company offered extended payment terms to production animal veterinarians in response to market conditions and experienced increased sales that led to the increase in accounts receivable balances. The increases in accounts receivable and inventories were partially offset by an increase of $3,481 in accounts payable, the non-cash accretion of the Series A preferred stock dividends of $3,106 (included in interest expense) and net income of $2,100.

Investing Activities. For the nine-months ended June 30, 2005, net cash used by investing activities was $5,188 and was primarily attributable to the acquisition of certain assets of Vetpo and Memorial Pet Care, Inc. In addition, in April 2005, the Company relocated from an existing warehouse facility to a larger warehouse facility in Nampa, Idaho. The capital expenditures for the equipment for this facility were approximately $657. Net cash used by investing activities was $1,135 for the nine-months ended June 30, 2004 and was primarily attributable to investments in equipment, including the purchase of office, warehouse and computer equipment. In November 2003, the Company relocated from an existing warehouse facility to a larger warehouse facility in Visalia, California. The capital expenditure for the equipment for this facility was approximately $507. In December 2003, the Company signed a new warehouse lease for a Harrisburg, Pennsylvania location. The capital expenditure for the equipment for this facility was approximately $684. The Company uses these facilities to ship products to its customers in their respective areas of the United States. Also, during the nine-months ended June 30, 2004, the Company upgraded its enterprise information system at a cost of approximately $234. The implementation was effective July 2004.

Financing Activities. For the nine-months ended June 30, 2005, net cash used by financing activities was $4,204, and was primarily attributable to payments made on the Company’s revolving credit facility. For the nine-months ended June 30, 2004, net cash provided by financing activities was $10,878, which was generated from borrowings under the Company’s revolving credit facility. The Company’s revolving credit facility is used to finance the Company working capital requirements and fluctuates based on timing of payables and collection of receivables.

Related Party Transactions

MWI Veterinary Supply Co. (“MWI Co.”), a subsidiary of the Company, holds a 50.0% membership interest in Feeders’ Advantage, L.L.C (“Feeders’ Advantage”). MWI Co. charged Feeders’ Advantage for certain operating and administrative services of $92 and $138 for the three-months ended June 30, 2005 and 2004, respectively and $288 and $333 for the nine-months ended June 30, 2005 and 2004, respectively. Sales of products to Feeders’ Advantage were $6,433 and $5,236 for the three-months ended June 30, 2005 and 2004 and $19,380 and $16,118 for the nine-months ended June 30, 2005 and 2004, respectively. Mr. Cleary, the Company’s President and Chief Executive Officer, and Mr. Rebholtz, one of the Company’s directors, are each members of the board of managers of Feeders’ Advantage.

MWI Co. provides Feeders’ Advantage with a line-of-credit to finance its day-to-day operations. This line-of-credit bears interest at the prime rate. The interest due on the line-of-credit is calculated and charged to Feeders’ Advantage on the last day of each month. Conversely, to the extent MWI Co. has a payable balance due to Feeders’ Advantage, the payable balance accrues interest in favor of Feeders’ Advantage at the average federal funds rates in effect for that month.

The Company had a management and consulting services agreement with BRS LLC and Agri Beef Co., both related parties. For the three-months ended June 30, 2005 and 2004 the Company expensed $68 and $81, respectively, related to BRS LLC and expensed $17 and $20, respectively, related to Agri Beef Co. in management and other service fees. For the nine-months ended June 30, 2005 and 2004 the Company expensed $281 and $240, respectively, related to BRS LLC and expensed $70 and $60, respectively, related to Agri Beef Co. in management and other service fees. In June 2005, the Company signed an agreement with BRS LLC and Agri Beef to terminate fees paid to both parties for management services that became effective immediately prior to the time the Company’s Registration Statement was declared effective by the Securities and Exchange Commission on August 2, 2005. The Company will be required to make a one-time payment to BRS LLC of $1,600 and Agri Beef of $400 under the agreement that will be recorded as a charge to earnings in the Company’s fourth quarter of 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks primarily from changes in interest rates in the United States. The Company manages this risk by, pursuant to the terms of the amended credit agreement, converting the interest rate payable on the majority of the outstanding loan balance on the revolving credit facility into a lower LIBOR interest rate. The Company does not engage in financial transactions for trading or speculative purposes.

The interest payable on the revolving credit facility under the amended credit agreement is based on variable interest rates and is therefore affected by changes in market interest rates. If the weighted average interest rate on the variable rate indebtedness rose 53 basis points (a 10.0% change from the calculated weighted average interest rate as of June 30, 2005), assuming no change in the outstanding balance on the revolving credit facility under the amended credit agreement (approximately $46,881 comprised of $45,301 credit facility and $1,580 capital equipment note as of June 30, 2005), the annualized income before taxes and cash flows from operating activities would decline by approximately $249. If the weighted average interest rate on the variable rate indebtedness decreased 53 basis points (a 10.0% change from the calculated weighted average interest rate as of June 30, 2005), assuming no change in the outstanding balance on the revolving credit facility under the amended credit agreement, the annualized income before taxes and cash flows from operating activities would increase by approximately $249.

Item 4. Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of June 30, 2005. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Cautionary Statement for Purposes of “Safe Harbor Provisions” of the Private Securities Litigation Reform Act of 1995

This quarterly report on Form 10Q contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about the Company’s beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend” and similar expressions. These statements include, among others, statements regarding the Company’s expected business outlook, anticipated financial and operating results, the Company’s business strategy and means to implement its strategy, the Company’s objectives, the amount and timing of capital expenditures, the amount and timing of interest expense, the likelihood of the Company’s success in expanding the Company’s business, financing plans, budgets, working capital needs and sources of liquidity.

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others assumptions regarding demand for the Company’s products, the expansion of product offerings geographically or through new applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results that differ materially from those contained in any forward-looking statement. Many of these factors are beyond the Company’s ability to control or predict. Such factors include, but are not limited to, the following: vendor rebates based upon attaining certain growth goals; changes in the way vendors introduce products to market; the recall of a significant product by one of the Company’s vendors; seasonality; the impact of general economic trends on the Company’s business; the timing and effectiveness of marketing programs offered by the Company’s vendors; the timing of the introduction of new products and services by the Company’s vendors; and competition.

Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the Securities and Exchange Commission, or SEC, the Company is under no obligation to publicly update or revise any forward-looking statements, whether as a result of any new information, future events or otherwise. Potential investors should not place undue reliance on the Company’s forward-looking statements. Before you invest in the Company’s common stock, you should be aware that the occurrence of the events described in the “Risk Factors” section filed in the Company’s Registration Statement could harm the Company’s business, prospects, operating results, and financial condition. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results or performance.

Item 1. Legal Proceedings

The Company is not currently a party to any material pending legal proceedings and is not aware of any claims that could have a materially adverse effect on the Company’s financial position, results of operations, or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On April 20, 2005, a majority of the Company’s stockholders approved a change of the name of the Company from MWI Holdings, Inc. to MWI Veterinary Supply, Inc.

Item 5. Other Information

None.

Item 6. Exhibits

10.1

Agreement for Product Purchases dated as of June 30, 2005 by and between MWI Veterinary Supply Co. and Medical Management International, Inc., dba Banfield, The Pet Hospital, incorporated by reference to Exhibit 10.19 of Amendment No. 2 of the Registrant’s Registration Statement on Form S-1, filed July 5, 2005.

10.2

Agreement for Logistics Services dated as of June 30, 2005 by and between MWI Veterinary Supply Co. and Medical Management International, Inc., dba Banfield, The Pet Hospital, incorporated by reference to Exhibit 10.20 of Amendment No. 2 of the Registrant’s Registration Statement on Form S-1, filed July 5, 2005.

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MWI Veterinary Supply, Inc.
(Registrant)

Date: August 12, 2005	/S/ James F. Cleary, Jr.
James F. Cleary, Jr. President and Chief Executive Officer (Principal Executive Officer)