Form 10-K
period 2005-09-30
MWI Veterinary Supply, Inc.
filed 2005-12-01
CIK 1323974

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

Commission file number 000-51468

MWI VETERINARY SUPPLY, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	02-0620757
(State or other jurisdiction)	(I.R.S. Employer Identification Number)
651 S. Stratford Drive, Suite 100
Meridian, ID	83642
(Address of principal executive offices)	(Zip Code)

(800) 824-3703
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Title of each class
Common Stock, $0.01 par value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 CFR section 405) is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of November 22, 2005 was approximately $109,783,096. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of our outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s common stock, $0.01 par value, outstanding as of November 22, 2005 was 10,579,423.

Documents Incorporated by Reference

Listed hereunder are the documents, any portions of which are incorporated by reference and the Parts of this Form 10-K into which such portions are incorporated:

1.      The Registrant’s definitive proxy statement for use in connection with the Annual Meeting of Stockholders to be held on or about February 9, 2006 to be filed within 120 days after the Registrant’s fiscal year ended September 30, 2005, portions of which are incorporated by reference into Part III of this Form 10-K.

MWI VETERINARY SUPPLY, INC.
FORM 10-K
TABLE OF CONTENTS

PART I

Cautionary Statement for Purposes of “Safe Harbor Provisions” of the Private Securities Litigation Reform Act of 1995

This annual report on Form 10K contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about the Company’s beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend” and similar expressions. These statements include, among others, statements regarding the Company’s expected business outlook, anticipated financial and operating results, the Company’s business strategy and means to implement its strategy, the Company’s objectives, the amount and timing of capital expenditures, the amount and timing of interest expense, the likelihood of the Company’s success in expanding the Company’s business, financing plans, budgets, working capital needs and sources of liquidity.

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

Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the Securities and Exchange Commission, or the SEC, the Company is under no obligation to publicly update or revise any forward-looking statements, whether as a result of any new information, future events or otherwise. You should not place undue reliance on the Company’s forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results or performance.

Item 1.                          Business.

General

MWI’s business commenced operations as part of a veterinary practice in 1976 and was incorporated as MWI Drug Supply, Inc., an Idaho corporation, in 1980. MWI Drug Supply, Inc. was acquired by Agri Beef Co. in 1981. MWI Veterinary Supply Co. was incorporated as an independent subsidiary of Agri Beef Co. in September 1994. Effective June 18, 2002, MWI Holdings, Inc. was formed by Bruckmann, Rosser, Sherrill & Co. II, L.P. (“BRS”) for the sole purpose of acquiring all of the outstanding stock of MWI Veterinary Supply Co. from Agri Beef Co. BRS, Agri Beef Co. and members of MWI’s senior management team each participated in the acquisition transaction. As a result of this transaction, MWI Veterinary Supply Co. became a wholly-owned subsidiary of MWI Holdings, Inc. On April 21, 2005 the Company changed its name from MWI Holdings, Inc. to MWI Veterinary Supply, Inc.

MWI Veterinary Supply, Inc. and subsidiaries (together “MWI” or the “Company”) is a leading distributor of animal health products to veterinarians across the United States. The Company distributes more than 11,000 products sourced from over 400 vendors to more than 14,500 veterinary practices nationwide from ten strategically located distribution centers. Products MWI sells include pharmaceuticals, vaccines, parasiticides, diagnostics, capital equipment, supplies, veterinary pet food and nutritional products. The Company markets these products to veterinarians in both the companion animal and production animal markets. Companion animals include dogs, cats, other pets and horses, while production animals include cattle and other food-producing animals. As of September 30, 2005, MWI had a sales force of 227 people covering the United States. The Company also offers its customers a variety of value-added services, including on-line ordering, pharmacy fulfillment, inventory management, equipment procurement consultation and special order fulfillment, which MWI believes closely integrates the Company with its customers’ day-to-day operations and provides them with meaningful incentives to continue ordering from MWI.

Approximately two-thirds of MWI’s total revenues have been generated from sales of companion animal products and one-third from production animal products. For the fiscal years ended September 30, 2005, 2004 and 2003, MWI’s total revenues were $496.7 million, $394.3 million and $341.7 million, respectively. MWI’s operating income for the fiscal years ended September 30, 2005, 2004 and 2003, was $15.8 million, $12.6 million and $10.2 million, respectively.

Industry Overview

According to the Animal Health Institute (“AHI”), animal health product sales in the United States for 2004 totaled nearly $5 billion, an increase of 5% compared to 2003. AHI estimates that the market for animal health products in the United States for 2004 was approximately 58% companion animal and 42% production animal.

MWI believes the companion animal health products market is growing due to the increasing number of households with companion animals, an aging pet population, increased expenditures on animal health and preventative care, advancements in pharmaceuticals and diagnostic testing and extensive marketing programs sponsored by companion animal nutrition and pharmaceutical companies. MWI believes that product sales in the production animal health products market are largely driven by continued spending on animal health products to improve productivity, weight gain and disease prevention, as well as a growing focus on food safety. MWI believes that these growth factors are mitigated by the downward influence of generic drugs on pricing.

Veterinarians are one of the primary purchasers of animal health products, particularly in the companion animal market. According to the American Veterinary Medical Association (“AVMA”), there are approximately 47,000 veterinarians in private practice in 23,600 veterinary practices nationwide. Based on data provided by AVMA, the Company estimates that these veterinary practices purchase an average of $140,000 of animal health products, including food, annually, the majority of which is ordered through distributors. The Company believes veterinary practices typically place at least one order per week to avoid storing and managing large volumes of supplies.

MWI believes that distributors play a vital role for veterinary practices by providing access to a broad selection of products through a single channel and helping them efficiently manage their inventory levels. Distributors also offer product vendors substantial value by providing cost-effective access to a highly fragmented and geographically diverse customer base.

Competitive Strengths

MWI believes that its strengths include:

Leading Distributor to Veterinarians.   Based upon the Company’s total revenues for its fiscal year ended September 30, 2005, MWI is a leading animal health products distributor to veterinarians in the United States. While most of the products the Company sells are available from several sources and

MWI’s customers typically have relationships with several distributors, MWI has achieved this position primarily through internal growth and currently serves more than 14,500 of the approximately 23,600 veterinary practices nationwide. The Company believes that its broad product offering, competitive pricing, superior customer service, rapid product fulfillment and value-added services provide meaningful incentives for its customers to continue ordering from the Company.

Leading Sales and Marketing Franchise.   MWI sales representatives educate customers on new veterinary products, assist in product selection and purchasing, and offer inventory management solutions. As of September 30, 2005, the Company had a sales force of 134 field sales representatives and 93 telesales representatives covering the United States. The Company also publishes detailed product catalogs and monthly magazines, which are often utilized by its customers as reference tools. While salespeople and printed materials are vital to the Company’s marketing strategy, MWI also provides on-line ordering, valuable business information and value-added services through its Internet site, www.mwivet.com. For the Company’s fiscal year ended September 30, 2005, approximately 21% of MWI’s product sales were generated through orders placed over the Internet.

Strong, Established Relationships with Veterinarians and Vendors.   MWI’s ability to serve as a single source for most of its customers’ animal health product needs has enabled the Company to develop strong and long-term customer relationships. Approximately 79% of the Company’s product sales for fiscal year ended September 30, 2005 were from customer accounts that were opened prior to fiscal 2002. Independent veterinary practices have historically accounted for more than 80% of the Company’s product sales. In addition, for more than five years the Company has maintained distribution arrangements with Banfield—The Pet Hospital (“Banfield”), the nation’s largest private veterinary practice, and with a non-controlled affiliate, Feeders’ Advantage, L.L.C. (“Feeders’ Advantage”), a related party and a buying group composed of several of the largest cattle feeders in the United States. Since the Company does not manufacture any of its products, MWI is dependent on its vendors for its supply of products. While the Company’s vendors often have relationships with multiple distributors, many of the Company’s key vendors including Ft. Dodge, Schering-Plough and Vedco have been working with MWI for over ten years, while other key vendors including IDEXX Laboratories, Merial and Pfizer have more recently expanded their relationships with the Company. MWI believes its market position makes the Company an attractive partner for leading product vendors, since MWI provides cost-effective access to a significant portion of the highly fragmented and geographically diverse veterinary market.

Recurring Revenue Product Base.   Over 95% of the Company’s product sales for its fiscal years ended September 30, 2005, 2004 and 2003 were from consumable medicines and supplies commonly required by veterinarians in their practice. Historically, this aspect of MWI’s business has resulted in a recurring stream of revenues.

Sophisticated Technology and Information Systems.   In 2004, the Company successfully completed a comprehensive upgrade of its enterprise information system, the central hub for all of MWI’s business processes. This system supports order processing, inventory control, invoicing, shipping, sales analysis and reporting, supply chain management and financial accounting.

Experienced Management Team.   The Company has a strong and experienced senior management team with substantial animal health industry expertise. The members of the Company’s senior management team have been with MWI for an average of over ten years, and each member has demonstrated a commitment and capability to deliver growth in revenues and profitability.

Business Strategy

The Company’s mission is to strengthen its position as a leading national animal health products distributor while continuing to efficiently deliver substantial value and innovation to its customers, increase revenues and improve profitability. MWI’s strategy to achieve its mission is outlined below.

Increase Sales to Existing Customers.   MWI believes that veterinary practices typically purchase animal health products from multiple distributors. For the Company’s fiscal year ended September 30, 2005, the average annual product sales per veterinary practice served was approximately $28,000. The Company intends to increase its share of these purchases by utilizing the Company’s proprietary customer database to focus its marketing efforts, expanding its sales force, selectively adding products to the Company’s portfolio and increasing and expanding the value-added services the Company provides to its customers. By increasing the dollar value of purchases made by each customer as well as their average order size, the Company intends to increase its profitability. Competition for hiring sales representatives who have existing customer relationships is intense and the Company focuses on retaining its valued staff who have demonstrated the skills needed to successfully market the Company’s products and services. If the Company fails to hire or retain a sufficient number of qualified professionals, it could adversely impact MWI’s business.

Expand Business Assistance Services for Veterinarians.   The Company intends to enhance its customer relationships by expanding its business assistance services for veterinarians. These value-added services include the Company’s e-commerce and in-clinic inventory management systems, pharmacy fulfillment program, equipment procurement consultation and pet cremation service offerings.

Increase the Total Number of Customers.   The Company believes it provides some products and services to more than 50% of all domestic veterinary practices. MWI intends to raise this percentage by increasing the number and productivity of its sales representatives, selectively acquiring competitors and adding distribution centers. MWI believes the greatest opportunities to add new customers are in the Northeastern, Midwestern and Southeastern regions of the United States, areas where MWI does not hold the leading market position. MWI believes it is important to increase the total number of customers served in order to attain the growth goals that are a feature of many of the Company’s vendors’ rebate programs. Changes to any vendor rebate program or the Company’s failure to achieve these growth goals may have a material effect on the Company’s gross profit and operating results in any given quarter or year.

Continuously Seek to Improve Operations.   MWI continuously evaluates opportunities to increase sales, lower costs and realize operating efficiencies. Current initiatives include investments in the Company’s databases and distribution center management systems. MWI also plans to pursue alternative product sourcing strategies and to implement a private label program on selected products to reduce its procurement costs and increase its profitability, while maintaining strong relationships with key vendors.

Make Selective Acquisitions.   The U.S. market for animal health products distribution is highly fragmented, with numerous national, regional and local distributors. Many of these companies are small, privately-held businesses, some of which may represent attractive acquisition candidates. Since November 2004, MWI has acquired and integrated Memorial Pet Care, Inc. and Vetpo Distributors, Inc. into its operations. MWI intends to continue pursuing acquisitions that are consistent with MWI’s mission of enhancing value to its customers, increasing revenues and improving profitability, while strengthening the Company’s competitive position. Additionally, the Company may evaluate selective acquisitions of niche health care distribution and ancillary businesses that can benefit from MWI’s infrastructure, systems and expertise. However, difficulties with the integration of any acquisition may impose substantial costs and delays and cause other unanticipated problems for the Company.

Products

MWI distributes more than 11,000 products, including pharmaceuticals, vaccines, parasiticides, diagnostics, capital equipment, supplies and nutritional products. In addition, MWI sells over 600 products under agency agreements with its vendors. Under an agency agreement, MWI typically solicits orders and provides customer service for a commission, while the vendor stocks and ships the products. The Company also has available on special order over 7,000 products that it does not normally stock in its distribution centers. MWI continually seeks to update and improve the range of products that it offers to address customer requirements. Over 95% of the Company’s product sales for fiscal years ended September 30, 2005, 2004 and 2003 were from the sale of consumable medicines and supplies commonly required by veterinarians in their practice. Historically, this aspect of MWI’s business has resulted in a recurring stream of revenues.

Pharmaceuticals, Vaccines and Parasiticides

The Company offers its customers a variety of pharmaceuticals, vaccines and parasiticides. The Company’s pharmaceutical products typically include anesthetics, analgesics, antibiotics, ophthalmics and hormones. The Company’s vaccine products are primarily comprised of small animal, equine and production animal biologicals. The Company’s parasiticides are used for control of fleas, ticks, flies, mosquitoes and internal parasites.

Diagnostics, Capital Equipment and Supplies

MWI offers a wide range of diagnostics, capital equipment and supplies to veterinarians. Diagnostic sales typically include consumable in-clinic tests for detecting heartworm, lyme, feline leukemia and parvovirus, as well as consumable products for measuring blood chemistry, electrolyte balance and cell counts. MWI’s capital equipment sales include anesthesia machines, surgical monitors, diagnostic equipment, dental machines, cages, lights and x-ray machines. The Company employs a team of capital equipment specialists to analyze the latest technologies and recommend equipment to meet customers’ specific needs. Additionally, the Company’s capital equipment specialists provide training on the Company’s capital equipment product lines to its customers and its sales force. MWI sales of supplies include syringes, instruments, bandages, IV products, surgical consumables, grooming materials and other small equipment items used by veterinary practices.

Veterinary Pet Food and Nutritional Products

MWI offers its customers a broad selection of veterinary pet foods and nutritional products. The Company considers veterinary pet food to consist of two categories: foods for specialty diets and premium pet foods. Specialty diets are recommended by veterinarians to address specific medical and nutritional needs. Premium pet foods are recommended by veterinarians to promote optimal nutrition in healthy animals. Pet foods are typically sold under agency agreements. Nutritional products include dietary supplements, vitamins, dental chews and specialty treats which either help address specific medical conditions or are compatible with recommended nutritional guidelines.

Value-Added Services

MWI offers its customers a variety of value-added services, which it believes closely integrates the Company with its customers’ day-to-day operations and provides them with meaningful incentives to continue ordering from MWI. These services include the following:

Service	Description
E-commerce platform	On-line ordering system that provides information to veterinary practices on products, vendor programs and purchasing history
Pharmacy fulfillment

Shipment of prescription animal health products to end-users on behalf of veterinarians from the Company’s three licensed pharmacies located in Grand Prairie, Texas; Harrisburg, Pennsylvania and Nampa, Idaho

Inventory management system	Flexible system that facilitates counting, maintaining and ordering inventory used in veterinary practices
Equipment procurement consultation	Consultation, demonstrations and training provided by our dedicated capital equipment specialists
Special order fulfillment	Procurement and shipment of over 7,000 unique products that MWI does not normally stock in its distribution centers
Educational seminars	Seminars for MWI customers covering business and medical topics, frequently sponsored in conjunction with its vendors
Pet cremation	New business unit presently operating in southwestern Idaho and eastern Oregon that serves veterinary practices and their clients by providing cremation services

Customers

MWI serves more than 14,500 of the approximately 23,600 veterinary practices located throughout the United States. These veterinary practices are typically small, privately-held businesses that the Company believes place at least one order per week to avoid storing and managing large volumes of supplies. MWI believes that these veterinary practices usually purchase animal health products from multiple distributors. MWI seeks to be the principal provider of animal health products to its customer base.

MWI maintains a diverse and stable customer base. Independent veterinary practices have historically accounted for more than 80% of the Company’s product sales. Also, for more than five years, the Company has maintained distribution arrangements with Banfield, the nation’s largest private veterinary practice with over 450 veterinary hospitals, and the Company’s non-controlled affiliate, Feeders’ Advantage, a buying group composed of several of the largest cattle feeders in the United States. Banfield accounted for approximately 10% of the Company’s product sales for the fiscal years ended September 30, 2005, 2004 and 2003, respectively. Feeders’ Advantage accounted for approximately 6% of the Company’s product sales for the fiscal years ended September 30, 2005 and 2004, respectively, and approximately 7% of product sales for the fiscal year ended September 30, 2003. The loss of Banfield or Feeders’ Advantage or a deterioration in MWI’s relations with either of them could significantly affect the Company’s financial condition and results of operations. MWI’s ten largest customers, excluding Banfield and Feeders’ Advantage, accounted for approximately 5%, 7% and 6% of the Company’s product sales for fiscal years ended September 30, 2005, 2004 and 2003, respectively with no single customer representing more than 1% of the Company’s product sales for the years ended September 30, 2005 and 2004 and one customer representing approximately 1% of product sales for the year ended September 30, 2003. The Company typically does not enter into long-term contracts with its independent veterinary customers.

MWI is a party to two written agreements with Banfield, an Agreement for Product Purchases and an Agreement for Logistics Services. These agreements govern the pricing, shipping and other terms and conditions upon which the Company sells products and provides services to Banfield. The agreements are effective through June 30, 2008, and thereafter may be renewed for additional twelve-month periods. The agreements may be terminated by either party with or without cause upon 150 days prior written notice. Under the Agreement for Product Purchases, the Company provides a limited warranty with respect to all goods sold by the Company and paid for by Banfield that good title to the products is conveyed, that the products are delivered free of any security interest, that the products will conform to the description, grade and condition of the products invoiced, that there will be an agreed upon time remaining before the expiration or out-of-code date on any product and that all products will be free of any defects arising while the products are either in the Company’s possession or control or in the control of any carrier transporting the goods from the Company to Banfield. The Company is also required to maintain insurance in an amount equal to at least the replacement cost of all property that is purchased by Banfield from third parties and is held by the Company on their behalf.

Sales and Marketing

MWI’s sales and marketing strategies are designed to establish and maintain strong customer relationships through personal visits by field sales representatives, frequent telesales contact and direct marketing, emphasizing the Company’s broad product lines, competitive pricing, efficient ordering capabilities, high levels of customer support and service and other value-added services. The key elements of the Company’s sales and marketing strategy are:

Field Sales Representatives:   MWI’s sales force is a key component of its value-added approach. Due to the fragmented nature of the animal health products market, the Company believes that a large sales force is vital to effectively support existing customers and target potential customers. As of September 30, 2005, MWI had 134 field sales representatives covering most of the United States. The Company’s field sales representatives educate customers on new veterinary products, assist in product selection and purchasing and offer inventory management solutions. Once a field sales representative has established a relationship with a customer, the field sales representative encourages the customer to use the Company’s telesales representatives and online ordering capabilities for day-to-day customer needs. Field sales representatives work under the supervision of regional sales managers within an assigned sales territory to ensure effective communication and timely sales calls with customers. MWI’s field sales representatives complement its telesales and direct marketing efforts and enables the Company to better market, service and support the sale of its products and services. MWI’s field sales representatives are employees of the Company and are compensated with a combination of salaries and commissions.

Telesales:   MWI supports its field sales representatives and direct marketing efforts with telesales representatives in five call centers covering the United States. As of September 30, 2005, MWI had 93 telesales representatives. Telesales representatives work as partners with the Company’s field sales representatives, providing a dual coverage approach for individual customers. Telesales representatives process orders and generate new sales through frequent and direct contact with customers. Telesales representatives are responsible for assisting customers with ordering, purchasing decisions and general questions. Telesales representatives utilize the Company’s customized order entry system to process customer orders, access pricing, availability and promotional information about products, and research customer preferences and order history. The Company’s five call centers are connected by its telecommunications system which enables them to operate as one virtual call center.

Direct Marketing:   MWI markets to existing and potential customers by distributing product catalogs and monthly magazines. MWI publishes its comprehensive animal health products catalog every other year. This catalog contains over 8,000 SKUs, includes detailed descriptions and specifications of MWI products and is often used as a reference tool by MWI’s customers and sales force. The Company also promotes its products and services in its monthly magazine, the Messenger, which its field sales representatives use as a tool to educate customers on product and vendor programs. Additional marketing tools that the Company utilizes include specialty catalogs, customer loyalty programs, specific product and vendor programs, flyers, faxes, order stuffers and other promotional materials. MWI also participates in national and regional trade shows to extend its customer reach and enhance customer interaction.

E-Business Platform:   MWI provides on-line ordering, valuable business information and value-added services to veterinarians via the Company’s primary Internet site, www.mwivet.com, and customized Internet sites that the Company maintains for two of its largest customers. Customers can use MWI Internet sites to order products, learn more about products and vendor programs, print forms needed for their veterinary practice, review their historical purchases and manage their inventory. For the Company’s fiscal years ended September 30, 2005, 2004 and 2003, approximately 21%, 18% and 18%, respectively, of the Company’s product sales were generated through orders placed over the Internet.

Product Sourcing

MWI distributes more than 11,000 products sourced from more than 400 vendors, including most major vendors of animal health products that sell through distributors. MWI believes that it is a leading distributor for many of these vendors.

MWI does not manufacture any of its products and is dependent on vendors for its supply of products. MWI believes that effective purchasing is a key factor in maintaining the Company’s position as a leading provider of animal health care products. MWI regularly assesses its purchasing needs and its vendors’ product offerings and prices to obtain products at favorable prices. While MWI purchases products from many vendors and there is generally more than one vendor for most animal health product categories, the Company’s concentration of aggregate purchases with key vendors is significant. MWI’s top three vendors, Fort Dodge, Pfizer and Vedco supplied products that accounted for approximately 45% of the Company’s revenues for its fiscal years ended September 30, 2005 and 2004, and approximately 43% for its fiscal year ended September 30, 2003. MWI ten largest vendors accounted for approximately 73%, 72% and 73% of the Company’s revenues for its fiscal years ended September 30, 2005, 2004 and 2003, respectively.

There are two major types of transactions that can affect the flow of MWI products from its vendors, through the Company, to MWI’s customers. The method of selling products to veterinarians is dictated by the Company’s vendors. Traditional “buy/sell” transactions, which account for the vast majority of MWI’s business, involve the direct purchase of product by the Company from the vendor, which is managed and stored in MWI distribution centers. A customer then places an order with MWI, and the order is picked, packed, shipped and invoiced by the Company to the customer, followed by payment from the customer to the Company.

MWI also sells certain product lines to its customers under agency agreements with some of its vendors. Under this model, when the Company receives orders for products from the customer, the Company transmits the order to the vendor who then picks, packs and ships the products. In some cases the vendor invoices and collects payment from the customer, while in other cases MWI invoices and collects payment from the customer. MWI earns a commission for soliciting the order and for providing other customer service activities. MWI operating expenses associated with agency sales transactions are lower than in traditional “buy/sell” transactions.

MWI has written agreements with approximately 30 of its vendors, including Fort Dodge and Pfizer. The Company’s distribution agreement with Fort Dodge provides that the Company shall act as a distributor of Fort Dodge products in the United States on a non-exclusive basis. Fort Dodge may reduce the size of MWI’s territory upon 30 days written notice. MWI is required to actively promote and solicit sales of Fort Dodge products and to include their products in its regular sales promotions. In return, MWI is entitled to participate in Fort Dodge’s distributor incentive program. Fort Dodge is required to indemnify MWI against any claims alleging that the Fort Dodge products are defective, except in certain limited situations. MWI is required to maintain sufficient inventory of each Fort Dodge product to meet anticipated customer demand and to store the products in accordance with their respective label instructions. The distribution agreement had an original term that expired on December 31, 2004 but the agreement automatically renews for additional periods of one year. The agreement may be terminated by either party with or without cause upon 90 days prior written notice.

MWI’s Livestock Products Agreement with Pfizer provides that the Company shall supply selected customers in the cattle and swine fields with Pfizer products. In return, MWI is entitled to certain service fees and rebates. MWI is required to maintain sufficient inventory to meet anticipated customer demand on a monthly basis and to store the Pfizer products in accordance with their respective label instructions. Pfizer also reserves the right to sell directly to the Company’s customers or any other party. The livestock products agreement has a one-year term that expires on December 31, 2005 and may be terminated by either party with or without cause upon 30 days prior written notice.

Animal health product vendors typically implement sales promotions for products distributed to veterinarians that can affect the timing in which MWI recognize revenues. In addition, at the time MWI negotiates vendor agreements for the upcoming year, its vendors typically establish sales growth goals for the Company to meet in order to receive performance rebates. Since many of the Company’s vendor rebates are based on a calendar year, historically the quarter ended December 31 has been the Company’s most significant quarter for recognition of rebates.

Product returns from the Company’s customers and to the Company’s vendors occur in the ordinary course of business. MWI extends its customers the same return of goods policies as are extended to MWI by its vendors. MWI does not believe that its operations will be adversely impacted due to the return of products.

Information Systems

In 2004, MWI successfully completed a comprehensive upgrade of its enterprise information system, the central hub for all of the Company’s business processes. MWI’s information systems enable the centralized management of key functions, including accounts receivable, inventory management, accounts payable, payroll, purchasing, sales and order fulfillment. These systems allow the Company to efficiently manage its growth, deliver superior customer service, effectively target customers, manage financial performance and monitor daily operational statistics.

Distribution

MWI distributes products from ten strategically located distribution centers throughout the United States. Once a customer’s order is entered into the Company’s customized order entry system, it is electronically transmitted to the distribution center that carries the product and is closest to the customer’s location. Following receipt of the order, a document is printed in the distribution center which reflects the bin location of the product to facilitate product fulfillment. The order is then packaged and shipped along with an itemized invoice. MWI maintains inventory levels in its distribution centers appropriate to satisfy customer demand for prompt delivery and fulfillment of their product orders. Inventory levels are managed on a daily basis through the Company’s information systems. In order to meet the rapid delivery requirements of MWI’s customers, the Company offers next-day delivery service on most of the products stocked in the Company’s distribution centers. MWI estimates that as of September 30, 2005, approximately 98% of the dollar value of orders placed by its customers was shipped the same day that the orders were placed. MWI currently ships the majority of its orders through United Parcel Service (“UPS”), with the balance of its orders being shipped by the Company’s own delivery trucks, regional carriers and other national carriers.

Acquisitions

On November 1, 2004, MWI acquired certain assets of Memorial Pet Care, Inc. (“MPC”), a pet crematorium located in Meridian, Idaho. MPC operates in southwestern Idaho and eastern Oregon and serves veterinary practices and their clients by providing cremation services.

On January 3, 2005, MWI acquired substantially all of the assets of Vetpo Distributors, Inc. (“Vetpo”), a regional animal health products distributor located in Holland, Michigan. This acquisition has enabled MWI to substantially expand its market presence and improve its distribution capabilities in Michigan, Illinois, Indiana, Ohio and Wisconsin.

Competition

The distribution and manufacture of animal health products is highly competitive. MWI competes with numerous vendors and distributors based on customer relationships, service and delivery, product selection, price and e-business capabilities. Most of the Company’s products are available from several sources, including other distributors and vendors, and MWI customers tend to have relationships with several distributors. In addition, the Company’s competitors could obtain exclusive rights to distribute certain products, eliminating MWI’s ability to distribute those products. Consolidation in the veterinary distribution business could result in existing competitors increasing their market share, which could give them greater pricing power, decrease our revenues and profitability, and increase the competition for customers. MWI’s primary competitors, excluding vendors, include:

•       Butler Animal Health Supply;

•       Lextron Animal Health, Inc.;

•       Professional Veterinary Products, Ltd.;

•       Vet Pharm, Inc.;

•       Walco International, Inc.;

•       Webster Veterinary Supply, a division of Patterson Companies, Inc.; and

•       other national, regional, local and specialty distributors.

The role of the animal health product distributor has changed dramatically during the last decade. Successful distributors are increasingly providing value-added services in addition to the products they traditionally provided. MWI believes that to remain competitive it must continue to add value to the distribution channel, while removing unnecessary costs associated with product movement.

Distribution of animal health products is characterized by either “ethical” or “over-the counter,” commonly referred to as OTC, channels of product movement. Ethical distribution is defined as those sales of goods to licensed veterinarians for use in their professional practice. Many of these products are prescription and must be sold or prescribed by a licensed professional. OTC distribution is the movement of non-prescription goods to the animal owner and the end-user. Many of these products also are purchased by the licensed veterinarian for professional use or for resale to their client. There are numerous ethical and OTC distribution companies operating throughout the United States and competition in the veterinary distribution industry is strong.

Trademarks

MWI has registered with the United States Patent and Trademark Office the marks “MWI,” “MWI Design” and “MWIVET.com,” and has filed applications to register the marks “VETONE” and “VETRIMEC.” The Company believes that the MWI mark is well recognized in the animal health products industry and by veterinarians and is therefore a valuable asset of the Company.

Employees

As of September 30, 2005, MWI had 596 employees across the United States. MWI has not experienced a shortage of qualified personnel in the past, and believes that the Company will be able to attract such employees in the future. None of the Company’s employees are party to collective bargaining agreements, and MWI considers its relations with its employees to be good.

Website

MWI’s website address is www.mwivet.com. The information on the Company’s website is not incorporated as a part of this filing.

Governmental Regulation

MWI’s vendors of pharmaceuticals, vaccines, parasiticides and certain controlled substances are typically regulated by federal agencies, such as the Food and Drug Administration (“FDA”), the US Department of Agriculture (“USDA”), the Environmental Protection Agency (“EPA”) and the Drug Enforcement Administration (“DEA”), as well as most similar state agencies. Therefore, MWI is subject, either directly or indirectly, to regulation by the same agencies. Most states and the DEA require the Company to be registered or otherwise keep a current permit or license to handle controlled substances. Manufacturers of vaccines are required by the USDA to comply with various storage and shipping criteria and requirements for vaccines. To the extent the Company distributes such products, it must comply with the same requirements, including, without limitation, the storage and shipping requirements for vaccines.

Most state boards of pharmacy require MWI to be licensed in their respective states for the sale of pharmaceutical products and medical devices within their jurisdictions. As a distributor of prescription pharmaceutical products, MWI is subject to the Prescription Drug Marketing Act (“PDMA”). The PDMA provides governance and authority to the states to provide minimum standards, terms and conditions for the licensing by state licensing authorities of persons who “engage” in wholesale distribution (as defined by each state regulatory agency) in interstate commerce of prescription drugs. With this authority, states require site-specific registrations for the parties that engage in the selling and/or physical distribution of pharmaceutical products into their state in the form of out-of-state registrations. A company selling and/or distributing these products without the appropriate registrations may be subject to fines, penalties, misdemeanor or felony convictions, and/or seizure of the products involved. MWI has a Manager of Regulatory Compliance and has engaged an outside consultant to assist the Company in meeting and complying with the various state licensure requirements to which the Company is subject.

MWI’s pet cremation business is subject to state and local zoning laws, and the Company is required to maintain permits for the construction and operation of an animal incineration device. MWI is also required to have an air pollution permit in connection with the operation of our pet cremation business.

Some states (as well as certain cities and counties) require the Company to collect sales taxes/use taxes on certain types of animal products. MWI is also subject to laws governing its relationship with employees, including minimum wage requirements, overtime, working conditions and citizenship requirements. In addition, the Company is subject to additional regulations regarding hiring practices because several federal, state and local governmental agencies are the Company’s customers. To date MWI has not experienced increased costs related to its hiring practices as a result of government agencies being customers.

Environmental Considerations

MWI does not manufacture or alter in any way the composition of products that it distributes. All products are distributed in compliance with the relevant rules and regulations as approved by various state and federal agencies.

Executive Officers of Registrant

The following table sets forth the names, ages and titles, as well as a brief account of the business experience, of each person who is an executive officer of the Company:

Name	Age	Title
James F. Cleary, Jr.	42	Board Director, President and Chief Executive Officer
Mary Patricia B. Thompson	42	Vice President, Secretary and Chief Financial Officer
James S. Hay	62	Chief Information Officer
James W. Culpepper	51	Director of Inventory Management
Jeffrey J. Danielson	45	Director of Sales
Bryan P. Mooney	37	Director of Operations
James M. Ross	56	Director of Banfield Accounts and Director of Business Development
John R. Ryan	36	Director of Marketing & Analysis

James F. Cleary, Jr. has served as President since March 2000 and Chief Executive Officer since June 2002. Mr. Cleary has also been a member of the board of directors since June 2002. He joined MWI in January 1998 as Director of National Accounts and was promoted to Vice President of Demand Generation in 1999. Mr. Cleary was Vice President of Agri Beef Co., MWI’s former parent, from 1996 to 1998. From 1990 to 1996, Mr. Cleary was employed in management positions with Morrison Knudsen Corporation and its affiliate MK Rail Corporation. Mr. Cleary graduated from Dartmouth College in 1985 with a Bachelor of Arts in Economics and received his Masters of Business Administration from Harvard Business School in 1990. Mr. Cleary is also a member of the board of directors of Agri Beef Co. and the American Veterinary Distributors Association, where he has served as President and Chairman of the Board of Directors, and a manager of Feeders’ Advantage, L.L.C. Mr. Cleary is the brother-in-law of Mr. Robert Rebholtz, one of the Company’s board directors.

Mary Patricia B. Thompson has served as Vice President, Secretary and Chief Financial Officer since June 2002. Ms. Thompson joined Agri Beef Co. in 1989 as the Feedlot and Commodity Division Controller. In September 1991, Ms. Thompson was promoted to Controller of MWI Veterinary Supply Co., then a wholly owned subsidiary of Agri Beef Co. Prior to joining Agri Beef Co., Ms. Thompson worked for Arthur Andersen LLP from 1985 to 1989, where she provided auditing and accounting services. Ms. Thompson graduated from the University of Idaho in 1985, summa cum laude, with a Bachelor of Science in Accounting. Ms. Thompson is a licensed Certified Public Accountant.

James S. Hay has served as Chief Information Officer since September 2002. Mr. Hay joined Agri Beef Co. in 1996 as Vice President of Information Systems. Prior to joining Agri Beef Co., Mr. Hay served as Director of Management Information Systems at Natural Wonders Inc. from 1991 to 1995; Director of Management Information Systems at the Oakland Tribune from 1989 to 1991; Vice President and Chief

Information Officer of Liquor Barn, Inc. from 1987 to 1989; Director of Information Services at Genstar Corporation from 1974 to 1987; management consultant at Price Waterhouse from 1968 to 1974; and as a systems engineer at IBM Corporation from 1965 to 1968. Mr. Hay graduated from the University of Manitoba in 1965 with a Bachelor of Science in Mathematics and Physics.

James W. Culpepper has served as Director of Inventory Management since 1998. Mr. Culpepper joined MWI in 1997 as General Merchandise Manager. Prior to joining MWI, Mr. Culpepper worked for Payless Drug Stores for 20 years. During that period, Mr. Culpepper held various positions, including pharmacist, merchandiser and buyer of pharmaceutical supplies, and Inventory Control Manager. Mr. Culpepper graduated from Oregon State University’s School of Pharmacy in 1977.

Jeffrey J. Danielson has served as Director of Sales since 2001. Mr. Danielson joined MWI Veterinary Supply Co. in 1985 as an Outside Sales Representative, serving the state of Washington. From 1989 to 1991, Mr. Danielson served as Assistant Sales Manager and from 1991 to 2001 served as National Sales Manager. Mr. Danielson graduated from Colorado State University in 1983 with a Bachelor of Science in Agricultural Business.

Bryan P. Mooney has served as Director of Operations since May 2005. Mr. Mooney joined MWI in January 1994 as the Operations Manager of the Company’s Denver, Colorado distribution operation and served in that capacity until May 1998. From May 1998 until February 2005, Mr. Mooney served as Manager of Transportation and Logistics and from January 2005 until May 2005 as the Western Regional Operations Manager. Mr. Mooney graduated from the University of Wyoming in 1991 with a Bachelor of Science in Agricultural Business.

James M. Ross has served as Director of Banfield Accounts since April 2001 and as Director of Business Development since 2003. Prior to joining MWI, Mr. Ross worked for 32 years in the human medical supply distribution industry, where Mr. Ross served as an operations manager for Intermountain Surgical Supply of Boise, Idaho from 1970 to 1972 and as Account Manager from 1972 to 1976; as Branch Manager and General Manager of Intermedco, Inc.’s Oklahoma operations from 1976 to 1985; as Vice President, West Region Manager of Durr-Fillauer Medical of Montgomery, Alabama from 1985 to 1996; and as Vice President of Operations for Bergen Brunswig Medical Corporation, a Division of Bergen Brunswig Corporation in Orange, California from 1996 to 1998. In 1999, Mr. Ross became Executive Vice President of Sales and Distribution and in December 1999 assumed the additional position of Chief Operating Officer of Bergen Brunswig Medical Corporation and served in those positions until September 2000. From January 2001 until April 2001, Mr. Ross served as Vice President, General Manager of Columbia Diagnostics, a division of Fisher Scientific. Mr. Ross graduated from Boise State University in 1972 with a Bachelor of Science in Business Administration.

John R. Ryan has served as Director of Marketing & Analysis since 2000. Mr. Ryan joined MWI in June 1995 as an Outside Sales Representative and served in such capacity until June 2000. Prior to joining MWI, Mr. Ryan worked for the Virbac Corporation (a companion animal pharmaceutical company) as a Territory Manager from 1993 to 1995. Mr. Ryan graduated from the University of California, Davis in 1993, with a Bachelor of Science in Animal Physiology.

Item 1A.                  Risk Factors.

In addition to the factors discussed elsewhere in this Form 10-K, the following are important factors which could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of the Company.

Our operating results may fluctuate due to factors outside of management’s control.

Our future revenues and results of operations may significantly fluctuate due to a combination of factors, many of which are outside of management’s control. The most notable of these factors include:

•       vendor rebates based upon attaining certain growth goals;

•       changes in the way vendors introduce products to market;

•       the recall of a significant product by one of our vendors;

•       extended shortage or backorder of a significant product by one of our vendors;

•       seasonality;

•       the impact of general economic trends on our business;

•       the timing and effectiveness of marketing programs offered by our vendors;

•       the timing of the introduction of new products and services by our vendors; and

•       competition.

These factors could adversely impact our results of operations and financial condition. We may be unable to reduce operating expenses quickly enough to offset any unexpected shortfall in revenues or gross profit. If we have a shortfall in revenues or gross profit without a corresponding reduction to expenses, operating results may suffer. Our operating results for any particular fiscal year or quarter may not be indicative of future operating results. You should not rely on year-to-year or quarter-to-quarter comparisons of results of operations as an indication of our future performance.

An adverse change in vendor rebates could negatively affect our business.

The terms on which we purchase products from many vendors of animal health products entitle us to receive a rebate based on the attainment of certain growth goals. If market conditions deteriorate, vendors may adversely change the terms of some or all of these rebate programs. Because the amount of rebates we earn is directly related to the attainment of pre-determined sales growth goals, and because the nature of the rebate programs and the amount of rebates available are determined by the vendors, there can be no assurance as to the amount of rebates that we will earn in any given year. Historically, we have been successful in achieving most rebate growth goals and have not experienced any material adverse impact on our results of operations and financial condition due to a change in a rebate program. Changes to any rebate program initiated by our vendors may have a material effect on our gross profit and our operating results in any given quarter or year. Vendors may reduce the amount of rebates offered under their programs, or increase the growth goals or other conditions we must meet to earn rebates to levels that we cannot achieve.

Additionally, factors outside of our control, such as customer preferences or vendor supply issues, can have a material impact on our ability to achieve the growth goals established by our vendors, which may reduce the amount of rebates we receive. The occurrence of any of these events could have an adverse impact on our results of operations.

Our quarterly operating results may fluctuate significantly.

Our quarterly revenues and operating results have varied significantly in the past, and may continue to do so in the future. While we accrue rebates from vendors as they are earned, our rebates have historically been highest during the quarter ended December 31, since most of our vendors’ rebate programs are designed to include targets to be achieved during the calendar year. Historically, our revenues have been seasonal, with peak sales in the spring and fall months. The seasonal nature of our business is directly tied to the buying patterns of veterinarians for production animal health products used for certain medical procedures performed on production animals during the spring and fall months. These buying patterns can also be affected by vendors’ and distributors’ marketing programs launched during the summer months, particularly in June, which can cause veterinarians to purchase production animal health products earlier than those products are used. This kind of early purchasing may reduce our sales in the months these purchases would have otherwise been made. While companion animal products tend to have a different product use cycle than production animal health products, and approximately two-thirds of our revenues have been generated from the sale of companion animal products, we cannot assure you that our revenues and operating results will not continue to fluctuate on a quarter-to-quarter basis.

Our market is highly competitive. Failure to compete successfully could have a material adverse effect on our business, financial condition and results of operations.

The market for veterinary distribution services is highly competitive, continually evolving and subject to technological change. We compete with numerous vendors and distributors based on customer relationships, service and delivery, product selection, price and e-business capabilities. Some of our competitors may have more customers, stronger brand recognition or greater financial and other resources than we do. Most of our products are available from several sources, including other distributors and vendors, and our customers typically have relationships with several distributors and vendors. Many of our competitors have comparable product lines, technical expertise or distribution strategies that directly compete with us. Our competitors could obtain exclusive rights to distribute certain products, eliminating our ability to distribute those products. Additionally, some of our vendors may decide to compete with us directly by selling their products directly to our customers. If we do not compete successfully against these organizations, it could have a material and adverse effect on our business, financial condition and results of operations.

We have many competitors including:

•       Butler Animal Health Supply;

•       Lextron Animal Health, Inc.;

•       Professional Veterinary Products, Ltd.;

•       Vet Pharm, Inc.;

•       Walco International, Inc.;

•       Webster Veterinary Supply, a division of Patterson Companies, Inc.; and

•       other national, regional, local and specialty distributors.

Consolidation in the veterinary distribution business could result in existing competitors increasing their market share, which could give them greater pricing power, decrease our revenues and profitability, and increase the competition for customers. Any of these developments could result in increased marketing expenses and have a material adverse effect on our business, financial condition and results of operations. The entry of new distributors in the industry could also have a material adverse effect on our ability to compete. These and other competitive factors could materially and adversely affect our business, financial condition and results of operations.

Consolidation of the many small, privately-held veterinary practices would result in an increasing number of larger veterinary practices, which could have increased purchasing leverage and the ability to negotiate lower product costs. This could reduce our operating margins and negatively impact our revenues and profitability.

Our business, financial condition and results of operations depend upon maintaining our relationships with vendors.

We currently distribute more than 11,000 products sourced from more than 400 vendors to over 14,500 veterinary practices. We currently do not manufacture any of our products and are dependent on these vendors for our supply of products. Our top three vendors, Fort Dodge, Pfizer and Vedco, supplied products that accounted for approximately 45% of our revenues for our fiscal year ended September 30, 2005. Our ten largest vendors supplied products that accounted for approximately 73% of our revenues for our fiscal year ended September 30, 2005.

Our ability to sustain our gross profits has been, and will continue to be, dependent in part upon our ability to obtain favorable terms and access to new and existing products from our vendors. These terms may be subject to changes from time to time by vendors, such as changing from a “buy/sell” to an agency relationship, or from an agency to a “buy/sell” relationship. In a “buy/sell” transaction, we purchase or take inventory of products from our vendors. Under an agency relationship, when we receive orders for products from a customer, we transmit the order to the vendor who then picks, packs and ships the products. Any changes from “buy/sell” to agency or from agency to “buy/sell” could adversely affect our revenues and operating income. The loss of one or more of our large vendors, a material reduction in their supply of products to us or material changes in the terms we obtain from them could have a material adverse effect on our business, financial condition and results of operations.

Some of our current and future vendors may decide to compete with us in the future by pursuing or increasing their efforts in direct marketing and sales of their products. These vendors could sell their products at lower prices and maintain a higher gross margin on their product sales than we can. In this event, veterinarians or animal owners may elect to purchase animal health products directly from these vendors. Increased competition from any vendor of animal health products could significantly reduce our market share and adversely impact our financial results.

In addition, we may not be able to establish relationships with key vendors in the animal health industry if we have established relationships with competitors of these key vendors. We have written agreements with approximately 30 of our vendors, including Fort Dodge and Pfizer. Some of our agreements with vendors are for one-year periods. Upon expiration, we may not be able to renew our existing agreements on favorable terms, or at all. If we lose the right to distribute products under such agreements, we may lose access to certain products and lose a competitive advantage. Potential competitors could sell products from vendors that we fail to continue with and erode our market share.

We rely substantially on third-party vendors, and the loss of products or delays in product availability from one or more third-party vendors could substantially harm our business.

We must contract for the supply of current and future products of appropriate quantity, quality and cost. These products must be available on a timely basis and be in compliance with any regulatory requirements. Failure to do so could substantially harm our business.

We often purchase products from our vendors under agreements that typically have a term of one year and can be terminated on a periodic basis. There can be no assurance, however, that our vendors will be able to meet their obligations under these agreements or that we will be able to compel them to do so. Risks of relying on vendors include:

•       If an existing agreement expires or a certain product line is discontinued or recalled, then we would not be able to continue to offer our customers the same breadth of products and our sales and operating results would likely suffer unless we are able to find an alternate supply of a similar product.

•       Agreements we may negotiate in the future may commit us to certain minimum purchase levels or other spending obligations. It is possible we will not be able to create the market demand to meet such obligations, which would create an increased drain on our financial resources and liquidity.

•       If market demand for our products increases suddenly, our current vendors might not be able to fulfill our commercial needs, which would require us to seek new manufacturing arrangements or fund new sources of supply, and may result in substantial delays in meeting market demand. If we consistently generate more demand for a product than a given vendor is capable of handling, it could lead to large backorders and potentially lost sales to competitive products that are more readily available.

•       We may not be able to control or adequately monitor the quality of products we receive from our vendors. Poor quality products could damage our reputation with our customers.

•       Some of our third party vendors are subject to ongoing periodic unannounced inspection by regulatory authorities, including the FDA, the USDA, the EPA, the DEA and other federal and state agencies for compliance with strictly enforced regulations. We do not have control over our vendors’ compliance with these regulations and standards. Violations could potentially lead to interruptions in supply that could lead to lost sales to competitive products that are more readily available.

Potential problems with vendors such as those discussed above could substantially decrease sales of our products, lead to higher costs and damage our reputation with our customers.

We rely upon third parties to ship products to our customers and interruptions in their operations could harm our business, financial condition and results of operations.

We use United Parcel Service, Inc., or UPS, as our primary delivery service for our air and ground shipments of products to our customers. If there were any significant service interruptions, there can be no assurance that we could engage alternative service providers to deliver these products in either a timely or cost-efficient manner, particularly in rural areas where many of our customers are located. Any labor disputes, slowdowns, transportation disruptions or other adverse conditions in the transportation industry experienced by UPS could impair or disrupt our ability to deliver our products to our customers on a timely basis, and could have a material adverse effect upon our customer relationships, business, financial condition and results of operations. For example, during the strike by members of the International Brotherhood of Teamsters against UPS in August 1997, many of our sales representatives, some traveling hundreds of miles, were required to make deliveries to customers for which no alternative delivery service provider was available on a timely basis. In addition, rising fuel costs may result in continued increases in shipping costs charged by UPS, or other delivery service providers, and could have an adverse effect on our financial condition and results of operations.

The loss of one or more significant customers could adversely affect our profitability.

Banfield and Feeders’ Advantage, a related party, our two largest customers, accounted for approximately 10% and 6% of our product sales for our fiscal year ended September 30, 2005. Our ten largest customers, excluding Banfield and Feeders’ Advantage, accounted for approximately 6% of our product sales for our fiscal year ended September 30, 2005. Our business and results of operations could be adversely affected if the business of these customers was lost. We cannot guarantee that we will maintain or improve our relationships with these customers or that we will continue to supply these customers at current levels. Banfield, Feeders’ Advantage and other customers may seek to purchase some of the products that we currently sell directly from the vendors or from one or more of our competitors. Furthermore, our customers are not required to purchase any minimum amount of products from us. The loss of Banfield or Feeders’ Advantage or a deterioration in our relations with either of them could significantly affect our financial condition and results of operations. Additionally, a deterioration in the financial condition of one or more of our customers could have a material adverse effect on our results of operations.

Failure to effectively manage growth could impair our business.

Since fiscal 2000, we have experienced rapid growth and expansion, largely due to internal growth initiatives. Our revenues increased from $195.6 million for our fiscal year ended September 30, 2000 to $496.7 million for our fiscal year ended September 30, 2005. Our number of employees increased by approximately 300 individuals during the same period.

It may be difficult to manage such rapid growth in the future, and our future success depends on our ability to implement and/or maintain:

•       sales and marketing programs;

•       customer service levels;

•       current and new product and service lines and vendor relationships;

•       technological support which equals or exceeds our competitors;

•       recruitment and training of new personnel; and

•       operational and financial control systems.

Our ability to successfully offer products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures and to expand the training of our work force. While we believe our current systems have sufficient capacity to meet our projected needs, we may need to increase the capacity of our current systems to meet additional or unforeseen demands.

If we are not able to manage our rapid growth, there is a risk our customer service quality could deteriorate which may in turn lead to decreased sales or profitability. Also, the cost of our operations could increase faster than growth in our revenues, negatively impacting our profitability.

Difficulties with the integration of acquisitions may impose substantial costs and delays and cause other unanticipated problems for us.

Acquisitions involve a number of risks relating to our ability to integrate an acquired business into our existing operations. The process of integrating the operations of an acquired business, particularly its personnel, could cause interruptions to our business. Some of the risks we face include:

•       the need to spend substantial operational, financial and management resources in integrating new businesses, technologies and products, and difficulties management may encounter in integrating the operations, personnel or systems of the acquired business;

•       retention of key personnel, customers and vendors of the acquired business;

•       the occurrence of a material adverse effect on our existing business relationships with customers or vendors, or both, resulting from future acquisitions or business combinations could lead to a termination of or otherwise affect our relationships with such customers or vendors;

•       impairments of goodwill and other intangible assets; and

•       contingent and latent risks associated with the past operations of, and other unanticipated costs and problems arising in, an acquired business.

If we are unable to successfully integrate the operations of an acquired business into our operations, we could be required to undertake unanticipated changes. These changes could have a material adverse effect on our business.

Increases in over-the-counter sales of animal health products could adversely affect our business.

We rely, and will continue to rely, on animal owners who purchase their animal health products directly from veterinarians, which we refer to as the ethical channel. There can be no assurance that animal owners will continue to use the ethical channel with the same frequency as they have in the past, and will not increasingly purchase animal health products from sources other than veterinarians, such as the Internet and other over-the-counter channels. Increased competition from any distributor of animal health products making use of an over-the-counter channel could significantly reduce our market share and adversely impact our financial results.

If we fail to comply with or become subject to more onerous government regulations, our business could be adversely affected.

The veterinary distribution industry is subject to changing political and regulatory influences. Both state and federal government agencies regulate the distribution of certain animal health products and we are subject to regulation, either directly or indirectly, by the FDA, the USDA, the EPA, the DEA and state boards of pharmacy as well as comparable state agencies. The regulatory stance these agencies take could change. Our vendors are subject to regulation by the FDA, the USDA, the EPA and the DEA, as well as other federal and state agencies, and material changes to the applicable regulations could affect our vendors’ ability to manufacture certain products, which could adversely impact our product supply. In addition, some of our customers may rely, in part, on farm and agricultural subsidy programs. Changes in the regulatory positions that impact the availability of funding for such programs could have an adverse impact on our customers’ financial positions, which could lead to decreased sales.

We strive to maintain compliance with these laws and regulations. For example, we have hired a Manager of Regulatory Compliance and we have engaged an outside consultant to assist us in meeting and complying with the various state licensure requirements to which we are subject. If we are unable to maintain or achieve compliance with these laws and regulations, we could be subject to substantial fines or other restrictions on our ability to provide competitive distribution services, which could have an adverse impact on our financial condition.

We cannot assure you that existing laws and regulations will not be revised or that new, more restrictive laws will not be adopted or become applicable to us or the products that we distribute or dispense. We cannot assure you that the vendors of products that may become subject to more stringent laws will not try to recover any or all increased costs of compliance from us by increasing the prices at which we purchase products from them, or, that we will be able to recover any such increased prices from our customers. We also cannot assure you that our business and financial condition will not be materially and adversely affected by future changes in applicable laws and regulations.

Loss of key management or sales representatives could harm our business.

Our future success depends to a significant extent on the skills, experience and efforts of management, including our President and Chief Executive Officer, Mr. James F. Cleary, Jr. While we have not experienced problems in the past attracting and maintaining members of our management team, the loss of any or all of these individuals could adversely impact our business. We do not carry key-man life insurance on any member of management. In addition we do not have employment agreements with our key members of the senior management team. We must continue to develop and retain a core group of individuals if we are to realize our goal of continued expansion and growth. We cannot assure you that we will be able to do so in the future.

Also, due to the specialized nature of our products and services, generally only highly qualified and trained sales representatives have the necessary skills to market our products and provide our services. These individuals develop relationships with our customers that could be damaged if these employees are not retained. We face intense competition for the hiring of these professionals. Any failure on our part to hire, train and retain a sufficient number of qualified professionals would damage our business. We do not generally enter into agreements that contain non-competition provisions with any of our employees, other than with members of our senior management team.

Failure of, or security problems with, our information systems could damage our business.

Our information systems are dependent on third party software, global communications providers, telephone systems and other aspects of technology and Internet infrastructure that are susceptible to failure. Though we have implemented security measures and some redundant systems, our customer satisfaction and our business could be harmed if we or our vendors experience any system delays, failures, loss of data, power outages, computer viruses, break-ins or similar disruptions. We currently process all customer transactions and data at our facilities in Meridian, Idaho. Although we have safeguards for emergencies, including, without limitation, sophisticated back-up systems, the occurrence of a major catastrophic event or other system failure at any of our distribution facilities could interrupt data processing or result in the loss of stored data. This may result in the loss of customers or a reduction in demand for our services. Only some of our systems are fully redundant and although we do carry business interruption insurance, it may not be sufficient to compensate us for losses that may occur as a result of system failures. If a disruption occurs, our profitability and results of operations may suffer.

The outbreak of an infectious disease within either the production animal or companion animal population could have a significant adverse effect on our business and our results of operations.

An outbreak of disease affecting animals, such as foot-and-mouth disease, avian influenza and bovine spongiform encephalopathy, commonly referred to as “mad cow disease,” could result in the widespread destruction of affected animals and consequently result in a reduction in demand for animal health products. In addition, outbreaks of these or other diseases or concerns of such diseases could create adverse publicity that may have a material adverse effect on consumer demand for meat, dairy and poultry products, and, as a result, on our customers’ demand for the products we distribute. The outbreak of a disease among the companion animal population which could cause a reduction in the demand for companion animals could also adversely affect our business. Although we have not been adversely impacted by the outbreak of a disease in the past, there can be no assurance that a future outbreak of an infectious disease will not have an adverse effect on our business.

We may be subject to product liability and other claims in the ordinary course of business.

Our business involves a risk of product liability and other claims in the ordinary course of business. We maintain general liability insurance with policy limits of $1 million per incident and $2 million in the aggregate, and in many cases we have indemnification rights against such claims from the manufacturers of the products we distribute. We do not maintain a separate product liability insurance policy because we do not currently manufacture any of the products that we sell. Our ability to recover under insurance or indemnification arrangements is subject to the financial viability of the insurers and manufacturers. We cannot assure you that our insurance coverage or the manufacturers’ indemnity will be available or sufficient in any future cases brought against us.

A prolonged economic downturn could materially adversely affect our business.

Our business may be materially adversely affected by prolonged, negative trends in the general economy that could reduce consumer discretionary spending on animal health products. Our business ultimately depends on the ability and willingness of animal owners to pay for our products. This dependence could make us more vulnerable to any reduction in consumer confidence or disposable income than companies in other industries that are less reliant on consumer spending, such as the human health care industry, in which a large portion of payments are made by insurance programs.

We may not be able to raise needed capital in the future on favorable terms or at all.

We expect that our existing sources of cash, together with any funds generated from operations, will be sufficient to meet our anticipated capital needs for at least the next twelve months. However, we may require additional capital to finance our growth strategies or other activities in the future. Our capital requirements will depend on many factors, including the costs associated with our growth and expansion. Additional financing may not be available when needed and, if such financing is available, it may not be available on terms favorable to us. Our failure to raise capital when needed could have an adverse effect on our business, financial condition and results of operations.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Certain of our borrowings, primarily borrowings on the revolving credit facility under our amended credit agreement, are at variable rates of interest and expose us to interest rate risk based on market rates. In the last year there has been a general increase in borrowing rates in the United States. If interest rates continue to increase, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash available for servicing our indebtedness would decrease. Our variable rate debt as of September 30, 2005 was approximately $25.2 million (comprised of $24.7 million credit facility and $487,000 promissory note) and our interest expense for 2005 was $2.5 million, excluding $4.1 million of accretion of our Series A preferred stock dividends which was redeemed in August 2005.

Item 1B.                  Unresolved Staff Comments.

None.

Item 2.                          Properties.

The table below provides a summary of the Company’s principal facilities as of September 30, 2005:

Location	Total Square Feet	Leased or Owned	Principal Function
Meridian, Idaho	30,827	Leased	Headquarters and call center
Atlanta, Georgia	25,200	Leased	Distribution center
Denver, Colorado	24,000	Owned	Distribution center and call center
Denver, Colorado(1)	58,737	Leased	Distribution center and call center
Fife, Washington	30,000	Leased	Distribution center
Glendale, Arizona	15,700	Leased	Distribution center
Grand Prairie, Texas	35,000	Leased	Distribution center, call center and pharmacy
Harrisburg, Pennsylvania	25,000	Leased	Distribution center and pharmacy
Holland, Michigan	25,000	Leased	Distribution center and call center
Nampa, Idaho	30,250	Leased	Distribution center and pharmacy
San Antonio, Texas	19,200	Leased	Distribution center and call center
Visalia, California	52,000	Leased	Distribution center

(1)          The distribution center and call center located in Denver, Colorado is expected to be operational by January 2006.

Item. 3.                       Legal Proceedings.

MWI is not a party to any material pending legal proceedings and is not aware of any claims that could have a material adverse effect on its financial position, results of operations, or cash flows.

Item 4.                          Submission of Matters to a Vote of Security Holders.

On July 27, 2005, in anticipation of the Company’s initial public offering, a majority of the Company’s stockholders who were eligible to vote on such matters adopted several resolutions by written consent. The stockholders first approved an amendment to the Company’s Amended and Restated Certificate of Incorporation that provided that the number of authorized shares of the Company’s common stock was increased to 20,000,000 shares. The stockholders also approved the amendment and restatement of the Company’s certificate of incorporation and bylaws each in their entirety, to be effective upon the consummation of the Company’s initial public offering. Finally, the stockholders approved the adoption of the Company’s 2005 Stock Incentive Plan. Further information regarding the above-referenced matters is available in the Company’s Registration Statement on Form S-1, as amended (Registration No. 333-124264).

PART II

Item 5.                          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is quoted on the Nasdaq National Market under the symbol MWIV. As of November 22, 2005 there were approximately 14 holders of record. The Company completed its initial public offering in August 2005. The Company’s common stock has been quoted, as reported by Nasdaq, at a high of $24.18 and a low of $17.00 per share during the period of August 2, 2005 to September 30, 2005.

MWI has never paid or declared any dividends on its common stock. MWI does not anticipate paying any dividends on its common stock in the foreseeable future. MWI’s amended credit agreement prohibits the Company from declaring or paying dividends on its common stock. MWI intends to retain future earnings to finance the ongoing operations and growth of the Company’s business. Any future determination relating to the Company’s dividend policy will be made at the discretion of the board of directors and will depend on then existing conditions, including MWI’s financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors the board of directors may deem relevant.

Information concerning the Company’s stock repurchases during each month in the quarter ended September 30, 2005 is as follows:

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (Or Units) Purchased		(b) Average Price Paid Per Share (Or Unit)	(c) Total Number Of Shares (Or Units) Purchased As Part Of Publicly Announced Plans Or Programs	(d) Maximum Number (Or Approximate Dollar Value) Of Shares (Or Units) That May Yet Be Purchased Under The Plans Or Programs
July 1, – July 31, 2005	5,451	(1)	$0.18	—	$—
August 1 – August 31, 2005	—		—	—	—
September 1 – September 30, 2005	—		—	—	—

(1)          Shares repurchased represent unvested restricted stock repurchased as a result of an employee termination

Equity Compensation Plan Information

The following table provides information as of September 30, 2005 about the common stock that may be issued under all of the Company’s existing equity compensation plans, including the 2002 Stock Option and 2005 Stock-Based Incentive Compensation Plans. Both of these plans have been approved by our stockholders.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities Remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	580,335	$4.37	1,125,943
Equity compensation plans not approved by security holders	—	—	—
Total	580,335	$4.37	1,125,943

Item 6.                          Selected Financial Data.

The selected consolidated financial and operating data below are derived from the following sources:

•       The consolidated financial statements as of and for the fiscal years ended September 30, 2005, 2004 and 2003 and for the period from June 18, 2002 to September 30, 2002 which have been audited by an independent registered public accounting firm.

•       The consolidated financial statements of the Company while it was operated by Agri Beef Co. (which is referred to as the Company’s Predecessor) for the period from October 1, 2001 to June 17, 2002 and for the year ended September 30, 2001. The Predecessor’s financial statements have been audited by an independent registered public accounting firm.

All dollars and share amounts are presented in thousands, except per share amounts.

The selected consolidated financial and operating data below represent portions of the Company’s consolidated financial statements and are not complete. You should read this information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and the related notes to these statements. Historical results are not necessarily indicative of future performance.

	2005	2004	2003	2002		2001
	Successor				Predecessor
				June 18, 2002 – September 30, 2002	October 1, 2001 – June 17, 2002
	Dollars and shares in thousands, except per share data
Operating Results:
Product sales	$463,272	$367,863	$315,738	$84,467	$177,135	$219,407
Product sales—related party	28,473	22,163	22,960	7,329	9,947	—
Commissions	4,910	4,256	3,011	1,009	1,268	2,006
Total revenues	496,655	394,282	341,709	92,805	188,350	221,413
Cost of product sales	426,709	338,684	294,692	80,032	161,840	188,260
Gross profit	69,946	55,598	47,017	12,773	26,510	33,153
Gross profit as percent of total revenues	14.1%	14.1%	13.8%	13.8%	14.1%	15.0%
Selling, general and administrative expenses(1)	52,647	41,872	35,886	11,115	20,082	25,009
Depreciation and amortization	1,528	1,146	976	285	577	835
Operating income	15,771	12,580	10,155	1,373	5,851	7,309
Other income (expense):
Interest expense(2)	(6,515)	(6,098)	(3,034)	(644)	(731)	(1,255)
Other income (expense)	399	322	324	59	203	(146)
Total other income (expense)	(6,116)	(5,776)	(2,710)	(585)	(528)	(1,401)
Income before taxes	9,655	6,804	7,445	788	5,323	5,908
Income taxes	(5,098)	(4,280)	(3,116)	(297)	(2,043)	(2,246)
Net income	4,557	2,524	4,329	491	3,280	3,662
Accretion of redeemable preferred stock	—	—	(2,714)	(995)	—	—
Income (loss) available to common stockholders	$4,557	$2,524	$1,615	$(504)	$3,280	$3,662
Earnings per share:
Basic	$0.76	$0.50	$0.32	$(0.10)	NM	NM
Diluted	0.68	0.43	0.28	(0.10)	NM	NM
Shares used in computing earnings per share:
Basic	5,970	5,038	5,013	4,978	NM	NM
Diluted	6,697	5,878	5,745	4,978	NM	NM

	Successor				Predecessor
As of September 30,	2005	2004	2003	2002	2001
Financial Position
Cash	$31	$28	$36	$36	$33
Working capital(3)	47,899	5,853	(1,027)	(6,694)	16,000
Total assets	188,244	146,565	122,270	115,070	79,715
Total debt	25,177	50,149	33,972	41,719	14,155
Redeemable preferred stock	—	35,733	31,494	27,495	—
Total stockholders’ equity	86,694	4,632	2,113	353	17,962

	2005	2004	2003	2002		2001
	Successor				Predecessor
				June 18, 2002 – September 30, 2002	October 1, 2001 – June 17, 2002
Other Year End Statistics
Product sales from Internet as a percentage of product sales(4)	21%	18%	18%	19%	16%	—
Field sales representatives (at end of period)	134	111	94	82	82	71
Telesales representatives (at end of period)	93	79	75	69	63	47
Distribution centers (at end of period)	10	9	8	8	8	7
Fill rate(5)	98%	98%	98%	98%	98%	98%

“NM,” as used in the table above, means not meaningful because of the substantial changes to the Company’s capital structure resulting from the acquisition of MWI Veterinary Supply Co. from Agri Beef Co. effective as of June 18, 2002.

(1)    Includes management fees expense of $2,456, $386, $250, and $72 for the fiscal years ended 2005, 2004, 2003 and for the period June 18, 2002 to September 30, 2002, respectively, as a result of payments to Bruckmann, Rosser, Sherrill & Co. LLC and Agri Beef Co. This management and consulting services agreement was terminated in August 2005 and resulted in a $2,000 charge in the Company’s fourth quarter of 2005 which is included in the $2,456 expense for the fiscal year ended 2005.

(2)    Includes accretion of the Company’s Series A preferred stock dividends beginning on July 1, 2003, which is non-deductible for income tax purposes.

(3)    Defined as current assets minus current liabilities.

(4)    Information for the Company’s fiscal year ended September 30, 2001 is not readily available.

(5)    Defined as, for any period, the dollar value of orders shipped the same day they were placed from any distribution center expressed as a percentage of the total dollar value of the orders placed by customers in the period.

Item 7.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All dollars are presented herein in thousands, except per share amounts.

Overview

MWI is a leading distributor of animal health products to veterinarians across the United States. MWI markets its products to veterinarians in both the companion and production animal markets. Companion animals include dogs, cats, other pets and horses, while production animals include cattle and other food-producing animals. MWI’s growth has primarily been from internal growth initiatives and, to a lesser extent, selective acquisitions.

Approximately two-thirds of MWI’s total revenues have been generated from sales of companion animal products and one-third from production animal products. While MWI intends to continue to support production animal veterinarians with a broad range of products and value-added services, the increasing maturity of the production animal market results in lower margins on product sales relative to the companion animal market. MWI intends to increase its focus on the companion animal market, which the Company believes is growing due to the increasing number of households with companion animals, increased expenditures on animal health and preventative care, an aging pet population, advancements in pharmaceuticals and diagnostic testing and extensive marketing programs sponsored by companion animal nutrition and pharmaceutical companies. See “Item 1—Business”. While the average order size for companion animal health products is often smaller than production animal health products, companion animal health products typically have higher margins. MWI will continue to grow sales in the production animal market organically and through selected acquisitions, as we believe this market is important to the Company’s overall business.

MWI sells products that it sources from vendors to its customers through either a “buy/sell” transaction or an agency relationship with its vendors. In a “buy/sell” transaction, MWI purchases or takes inventory of products from the vendor. When a customer places an order with MWI, the Company picks, packs, ships and invoices the customer for the order. MWI recognizes revenue from “buy/sell” transactions, which account for the vast majority of the Company’s business, as sales in conformity with accounting principles generally accepted in the United States. In an agency relationship, MWI does not purchase and take inventory of products from its vendors. When MWI receives an order from a customer, MWI transmits the order to the vendor, who picks, packs and ships the order to the customer. In some cases, the vendor invoices and collects payment from the customer, while in other cases MWI invoices and collects payment from the customer on behalf of the vendor. MWI receives a commission payment for soliciting the order from the customer and for providing other customer service activities. The aggregate revenue MWI receives in agency transactions constitute the “commissions” line item on the statement of income and is recorded in conformity with accounting principles generally accepted in the United States. MWI vendors determine the method used to sell their products. Historically, vendors have occasionally switched between the “buy/sell” and agency models for particular products in response to market conditions related to that particular product. A switch between models can impact the Company’s revenues and operating income. MWI cannot know in advance when a vendor will switch between the “buy/sell” and agency models or what impact, if any, such a change may have. A switch can occur even with vendors with whom MWI has written agreements, because most of the agreements with vendors have relatively short terms and are terminable with or without cause on short notice, normally 30 to 90 days. The impact of any individual change from a “buy/sell” to an agency model depends on the costs and expenses associated with a particular product, and can have either a positive or a negative effect on our profitability.

When MWI negotiates vendor contracts for the upcoming year, vendors typically establish sales growth goals for the Company to meet to receive performance rebates. Since many of the vendors’ rebate programs are based on a calendar year, historically the three months ended December 31 has been the most significant quarter for recognition of rebates. Vendor rebates based on sales are classified in the accompanying consolidated statements of income as a reduction to cost of product sales at the time the sales performance measures are achieved. Purchase rebates are measured against inventory purchases from the vendors and are a reduction of inventory until the product is sold. When the inventory is sold, purchase rebates are recognized as a reduction to cost of product sales.

Initial Public Offering

In August 2005, a Registration Statement relating to the Company’s initial public offering of common stock was declared effective by the Securities and Exchange Commission. As a result, the Company issued 4,983,334 shares (including the exercise of the underwriters’ over-allotment option) of common stock that were subsequently sold to the public for $17 per share. The Company received estimated net proceeds of $77,159 after deducting the underwriting discounts and offering expenses. The Company used the net proceeds to redeem all of the Company’s Series A preferred stock and accrued dividends for approximately $39,789 and to repay approximately $37,370 of borrowings on the revolving credit facility under the amended credit agreement.

Acquisitions

On November 1, 2004, the Company acquired certain assets of Memorial Pet Care, Inc., a pet crematorium located in Meridian, Idaho. Memorial Pet Care presently operates in southwestern Idaho and eastern Oregon and serves veterinary practices and their clients by providing pet cremation services.

On January 3, 2005, the Company acquired substantially all of the assets of Vetpo Distributors, Inc. (“Vetpo”), a regional animal health products distributor located in Holland, Michigan. This acquisition has enabled the Company to substantially expand its market presence and improve the Company’s distribution capabilities in Michigan, Illinois, Indiana, Ohio and Wisconsin.

Results of Operations

The following table summarizes MWI’s historical results of operations for its fiscal years ended September 30, 2005, 2004 and 2003 on an actual basis and as a percentage of total revenues.

Summary Consolidated Results of Operations Table

	2005		2004		2003
Revenues:
Product sales	$463,272	93.3%	$367,863	93.3%	$315,738	92.4%
Product sales to related party	28,473	5.7	22,163	5.6	22,960	6.7
Commissions	4,910	1.0	4,256	1.1	3,011	0.9
Total revenues	496,655	100.0	394,282	100.0	341,709	100.0
Cost of product sales	426,709	85.9	338,684	85.9	294,692	86.2
Gross profit	69,946	14.1	55,598	14.1	47,017	13.8
Selling, general and administrative expenses(1)	52,647	10.6	41,872	10.6	35,886	10.5
Depreciation and amortization	1,528	0.3	1,146	0.3	976	0.3
Operating income	15,771	3.2	12,580	3.2	10,155	3.0
Other income (expense):
Interest expense(2)	(6,515)	(1.3)	(6,098)	(1.6)	(3,034)	(0.9)
Earnings of equity method investees	131	—	104	—	106	—
Other	268	0.1	218	0.1	218	0.1
Total other expense	(6,116)	(1.2)	(5,776)	(1.5)	(2,710)	(0.8)
Income before taxes	9,655	2.0	6,804	1.7	7,445	2.2
Income tax expense	(5,098)	(1.0)	(4,280)	(1.1)	(3,116)	(0.9)
Net income	4,557	1.0	2,524	0.6	4,329	1.3
Redeemable preferred stock accretion(2)	—	—	—	—	(2,714)	(0.8)
Net income to common stockholders	$4,557	1.0%	$2,524	0.6%	$1,615	0.5%
Earnings Per Share:
Basic	$0.76		$0.50		$0.32
Dilutive	$0.68		$0.43		$0.28
Shares used in earnings per share calculation:
Basic	5,970		5,038		5,013
Dilutive	6,697		5,878		5,745
Other Data:
Product sales from Internet as a percentage of sales	21%		18%		18%
Field sales representatives (at end of period)	134		111		94
Telesales representatives (at end of period)	93		79		75
Fill rate(3)	98%		98%		98%

(1)          Includes management fees expense of $2,456, $386 and $250 for fiscal years ended September 30, 2005, 2004 and 2003, respectively, as a result of payments to Bruckmann, Rosser, Sherrill & Co. LLC and Agri Beef Co. The parties signed an agreement whereby the management and consulting services agreement was terminated in August 2005 for a termination fee of $2,000 that is included in the management fee expense of $2,456 for fiscal year ended September 30, 2005.

(2)          Includes accretion of our Series A preferred stock dividends beginning on July 1, 2003, which is nondeductible for income tax purposes. Accretion expense included as a component of interest expense was $4,055, $4,239 and $999 for fiscal years ended September 30, 2005, 2004 and 2003, respectively. The Company used a portion of the proceeds from its initial public offering in August 2005 to redeem all the Series A preferred stock and accrued dividends.

(3)          Defined as, for any period, the dollar value of orders shipped the same day they were placed from any distribution center expressed as a percentage of the total dollar value of the orders placed by customers in the period.

Fiscal 2005 Compared to Fiscal 2004

Total Revenues.   Total revenues increased $102,373, or 26.0%, to $496,655 for the fiscal year ended September 30, 2005 (“2005”) from $394,282 for the fiscal year ended September 30, 2004 (“2004”). This increase was attributable to an increase in product sales volumes of a wide variety of products to both existing and new customers. The amount of the increase in product sales attributable to customers obtained subsequent to the end of the prior comparative period was approximately $32,727 with the remaining increase attributable to existing customers. Revenues improved in 2005 as compared to the prior year as a result of the conversion to a buy/sell arrangement for an equine West Nile Virus vaccine that was a commission-based agency relationship in the prior year, the addition of new cattle antibiotics and the addition of a leading non-steroidal anti-inflammatory drug for dogs. The Company increased the number of field sales representatives to 134 at September 30, 2005 from 111 at September 30, 2004, allowing the Company to target additional customers and to extend geographic reach, principally in the northeast and southeast regions of the United States. On January 3, 2005, the Company acquired substantially all the assets of Vetpo. This acquisition has enabled the Company to substantially expand the Company’s market presence in Michigan, Illinois, Indiana, Ohio and Wisconsin. From the acquisition date through September 30, 2005, the field sales representatives who joined the Company from Vetpo produced sales of approximately $13,700 (which is included in the product sales attributable to customers obtained subsequent to the end of the prior comparative period of $32,727 discussed above).

Gross Profit.   Gross profit increased by $14,348, or 25.8%, to $69,946 for 2005 from $55,598 for 2004. Vendor rebates contributed to the gross profit dollar improvement by $2,699 for the year ended September 30, 2005 as compared to the prior year. Gross profit as a percentage of total revenues for the year ended September 30, 2005 remained consistent with that of the prior year at 14.1% for 2005.

Selling, General and Administrative (“SG&A”).   SG&A expenses increased by $10,775, or 25.7%, to $52,647 for 2005 from $41,872 for 2004. SG&A expenses as a percentage of total revenues for the year ended September 30, 2005 remained consistent with that of the prior year at 10.6% of total revenues. During the fourth quarter ended September 30, 2005, the Company incurred a $2,000 charge related to the termination of a management services and consulting agreement. This charge contributed to the increase in SG&A expense, both in dollars and as a percentage of total revenues. Partially offsetting this charge, SG&A for the year benefited from increased sales leverage. The dollar increase in 2005 was also due to increased compensation costs, outside fees and services, location and travel costs, and occupancy costs. Compensation costs increased as a result of additional headcount of 98 team members during the year. Compensation costs also increased as a result of increased sales commissions that are directly correlated with the sales growth and annual performance wage increases. The increase in outside fees and services was primarily due to increased credit card and other bank fees, increased usage of temporary workforce costs used to support the Company’s sales growth in the Company’s distribution center facilities and increased professional services fees related to the Company’ efforts to become a public company. Increases in location, travel and occupancy costs were due to the increased number of team members and increased sales volume, the opening of a new facility in Harrisburg, Pennsylvania in April 2004 and the facility acquired in the Vetpo acquisition located in Holland, Michigan. Management fees included in SG&A were

$2,456 in 2005, compared to $386 for the same period in the prior year and are the result of a management and consulting services agreement between MWI, BRS and Agri Beef Co. that was terminated in August 2005.

Depreciation and Amortization.   Depreciation and amortization expense increased 33.3%, or $382, to $1,528 in 2005 from $1,146 in 2004. This increase was due primarily to amortization of intangible assets acquired with the purchases of Vetpo and Memorial Pet Care. In addition, depreciation expense increased as a result of the new facilities in Harrisburg, Pennsylvania; Holland, Michigan and Nampa, Idaho.

Other Income (Expense).   Other expenses increased $340, or 5.9%, to $6,116 in 2005 from $5,776 in 2004. The increase in other expenses was primarily due to an increase in interest expense of $417 to $6,515 in 2005 from $6,098 for the same period in the prior year. Included in interest expense is the accretion of dividends on the Series A preferred stock of $4,055 and $4,239 in 2005 and 2004, respectively, that was redeemed in August 2005 with a portion of the proceeds from the initial public offering. Going forward the Company expects interest expense to decline as compared to historical amounts as a result of the redemption of all the Series A preferred stock and the pay down of the revolving credit facility.

Income Tax Expense.   The Company’s effective tax rate was 52.8% and 62.9% in 2005 and 2004, respectively. The decrease in the effective tax rate was primarily attributable to the lower nondeductible accretion of dividends on the Series A preferred stock in 2005 due to the redemption of all of the Series A preferred stock in August 2005 and due to actual state income tax expense being less than estimated due to the utilization of state tax credits.

Fiscal 2004 Compared to Fiscal 2003

Total Revenues.   Total revenues increased $52,573, or 15.4%, to $394,282 in 2004 from $341,709 for the fiscal year ended September 30, 2003 (“2003”). This increase was attributable to an increase in product sales volumes of a wide variety of the Company’s products to both new and existing customers. The amount of the increase in product sales attributable to customers obtained subsequent to the end of the prior comparative period was approximately $14,072 with the remaining increase attributable to existing customers. The Company increased the number of its field sales representatives to 111 at September 30, 2004 from 94 at September 30, 2003, allowing MWI to target additional customers and to extend its geographic reach, principally in the northeast and southeast regions of the United States. The growth in total revenues was partially offset by a transition in the selling arrangement of certain products by certain vendors from a “buy/sell” to an agency relationship, under which only commissions are recorded as revenues. These vendor lines represented $3,800 of total revenues, including product sales and commissions, in 2004 and $14,100 of total revenues, including product sales and commissions, in 2003.

Gross Profit.   Gross profit increased by $8,581, or 18.3%, to $55,598 in 2004 from $47,017 in 2003. Gross profit as a percentage of total revenues was 14.1% in 2004, compared to 13.8% in the prior year. The Company’s gross profit margin benefited from an increase in vendor rebates of $3,062 as a result of attaining certain growth goals and a decrease in freight expense as a percentage of total revenues, partially offset by a decreased margin due to changes in product mix and to increased pricing pressure.

Selling, General and Administrative Expenses.   SG&A increased by $5,986, or 16.7%, to $41,872 in 2004, from $35,886 in 2003. This increase was primarily due to the addition of 46 employees, including 17 field sales representatives, and new facilities in Harrisburg, Pennsylvania; Meridian, Idaho and Fife, Washington. The Company relocated to a larger distribution center in Visalia, California in order to expand its capacity. The incremental expense from these facilities in 2004 was $507 when compared to the prior year. Selling, general and administrative expenses as a percentage of total revenues increased slightly to 10.6% in 2004 compared to 10.5% in the prior year. Management fees included in selling, general and administrative expenses were $386 in 2004 compared to $250 in the prior year.

Depreciation and Amortization.   Depreciation and amortization expense increased $170, or 17.4%, to $1,146 in 2004 from $976 in 2003. This increase was due primarily to capital expenditures for delivery trucks used at the Company’s distribution center facilities to support its sales growth.

Other Income (Expense).   Other expenses increased $3,066, or 113.1%, to $5,776 in 2004, from $2,710 in 2003. The increase in other expenses was primarily due to an increase in interest expense of $3,064 to $6,098 in 2004, from $3,034 in the prior year. This increase was due principally to the accretion of the Series A redeemable preferred stock dividends which was reflected as interest expense commencing with the adoption of a new accounting standard effective July 1, 2003.

Income Tax Expense.   The Company’s effective tax rate was 62.9% and 41.9% in 2004 and 2003, respectively. The increase in the effective tax rate was primarily attributable to the nondeductible accretion of dividends on the Series A preferred stock, beginning on July 1, 2003.

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

In August 2005 a Registration Statement relating to the Company’s initial public offering of common stock was declared effective by the Securities and Exchange Commission. As a result, the Company issued 4,983,334 shares (including the exercise of the underwriters’ over-allotment option) of common stock that was subsequently sold to the public for $17 per share. The Company received estimated net proceeds of $77,159 after deducting the underwriting discounts and offering expenses. The Company used these net proceeds to redeem all of the Company’s Series A preferred stock and accrued dividends for approximately $39,789 and to repay approximately $37,370 of borrowings on the revolving credit facility under the amended credit agreement.

Operating Activities.   For 2005 cash used in operations was $5,611 and was primarily attributable to increases in inventories of $17,334 and accounts receivable of $15,276. This amount was partially offset by an increase in accounts payable of $15,837, non-cash accretion of the Series A preferred stock dividends of $4,055 (included in interest expense) and net income of $4,557. The increased levels of inventory and accounts payable resulted from moving certain products the Company sells from a commission-based agency arrangement to a buy/sell arrangement, increased sales growth requiring higher levels of inventory and new product offerings. Increased accounts receivables are directly related to the increase in sales. Additionally, the Company provided extended payment terms to production animal veterinarians in June and July of 2005 in response to market conditions.

For 2004 net cash used by operating activities was $13,889 and was primarily attributable to increases of $12,668 in inventories and $10,071 in accounts receivable. The increase in inventories was primarily related to supporting increased sales growth and adding a distribution center in Harrisburg, Pennsylvania. During this time period, the Company offered extended payment terms to production animal veterinarians in response to market conditions and experienced increased sales that led to the increase in accounts receivable balances. The increase in inventories and accounts receivable were partially offset by non-cash accretion of the Series A preferred stock dividends of $4,239 (included in interest expense) and net income of $2,524.

For 2003 net cash provided by operating activities was $8,781 and was primarily attributable to net income of $4,329, a decrease of $1,555 in inventories, non-cash accretion of the Company’s Series A preferred stock dividends of $999 and a positive net effect of $923 of an $8,536 increase in accounts receivable offset by a $9,459 increase in accounts payable. The decrease in inventories related primarily to two product lines moving from a buy/sell to an agency arrangement. The increase in both accounts receivable and accounts payable are a reflection of sales growth and they offset with a minimal effect on operating activities.

Investing Activities.   For 2005 net cash used in investing activities was $6,529 and was primarily attributable to the acquisition of certain assets of Vetpo and Memorial Pet Care, Inc. In addition, in April 2005, the Company relocated from an existing distribution center facility to a larger distribution center facility in Nampa, Idaho. The capital expenditures for the equipment for this facility were approximately $657. The Company also began the relocation of the Company’s Denver, Colorado distribution center to a new, larger, 58,737 square-foot facility that is expected to be operational by January of 2006.

Net cash used by investing activities was $1,251 in 2004 and was primarily attributable to investments in equipment, including the purchase of office, distribution center and computer equipment. In November 2003, the Company relocated from an existing distribution center facility to a larger distribution center facility in Visalia, California. The capital expenditure for the equipment for this facility was approximately $507. In December 2003, the Company signed a new distribution center lease for a Harrisburg, Pennsylvania location. The capital expenditure for the equipment for this facility was approximately $696. The Company uses these facilities to ship products to its customers in their respective areas of the United States. Also in 2004, the Company upgraded its enterprise information system at a cost of approximately $283. The implementation was effective July 2004.

Net cash used by investing activities was $1,307 in 2003 and was primarily attributable to investments in equipment, including the purchase of office, distribution center and computer equipment.

Financing Activities.   For 2005 net cash provided by financing activities was $12,143 and was primarily due to the net proceeds of $77,159 received from the Company’s initial public offering in August 2005. These proceeds were used to redeem all of the Company’s Series A preferred stock and accrued dividends for $39,789 and to pay down the Company’s revolving credit facility.

For 2004 net cash provided by financing activities was $15,132 and for 2003 net cash used by financing activities was $7,474. Changes in cash flows from financing activities for 2004 and 2003 were primarily due to borrowings from and payments to the Company’s revolving credit facility, which is used to finance the Company’s working capital requirements and fluctuates based on timing of payables and collection of receivables.

Capital Resources.   The Company has a line-of-credit agreement with two lenders for a credit facility that allows for borrowings up to $70,000. The line-of-credit is secured by a security interest in substantially all of the Company’s assets and terminates on June 18, 2007. Interest is due monthly at the following rates: 1) the London Interbank Offered Rate (LIBOR) plus a margin (5.41% at September 30, 2005); or 2) the prime rate (6.75% at September 30, 2005). The lenders also receive an unused line fee and letter of credit fee equal to 0.375% of the unused amount of the revolving credit facility. The Company’s outstanding balance on this facility at September 30, 2005 was $24,690 of which $10,000 carried an interest rate at LIBOR and $14,690 carried an interest rate at the prime rate. The line-of-credit contains certain restrictive financial covenants as well as restrictions on dividend payments and future debt borrowings. In December 2003, the Company amended the line-of-credit agreement to include borrowings for up to $2,500 on a loan for capital equipment purchases. The line-of-credit was secured by a security interest in substantially all of the Company’s assets. Interest was due monthly at the following rates: 1) LIBOR plus a margin; or 2) the prime rate plus a margin. All borrowings under this capital equipment line were paid off in August 2005 and the line was terminated.

From time to time the Company issues letters of credit to act as guarantee of payment to specified third parties. At September 30, 2005, the Company had three letters of credit totaling $300 and at

September 30, 2004 the Company had two letters of credit totaling $3,100. There were no outstanding borrowings on these letters of credit at September 30, 2005 or 2004.

The credit agreement required us to maintain an interest rate swap on a minimum notional amount of $12,000 of borrowings under our revolving credit facility. On each of July 7, 2004 and July 7, 2003, the Company entered into interest rate swap agreements for $12,000 of its borrowings under the revolving credit facility. Under these swap agreements, MWI received interest at a floating rate based on LIBOR and paid interest at a fixed rate. The interest rate paid under these swap agreements was 2.49%, and 1.33%, respectively. Net payments due under the swaps were settled monthly. This had the effect of reducing the Company’s exposure to fluctuations in variable interest rates to which MWI would otherwise be subject. For the Company’s fiscal year ended September 30, 2005, 2004 and 2003, the impact of this interest swap was interest expense of $1, $37 and $127, respectively. The Company’s most recent swap agreement expired on July 7, 2005 and was not renewed. MWI received a waiver from the lenders allowing the Company to not renew its obligation to maintain an interest rate swap.

The Company expects its interest expense will decrease in future periods as a result of redeeming all of its Series A preferred stock with a portion of the net proceeds from its initial public offering. The Company expects that capital expenditures for the fiscal year ended September 30, 2006 will approximate $2,500 and will be concentrated in equipment and leasehold improvements for new and existing distribution centers.

In January 2005, the Company issued a non-negotiable promissory note in the aggregate principal amount of $487 in partial consideration for the purchase of substantially all the assets of Vetpo. The note bears interest at the prime rate, payable quarterly. The principal of the note is payable in five equal annual installments, beginning on January 1, 2006.

The Company believes its capital resources will be sufficient to meet its anticipated cash needs for at least the next twelve months.

Contractual Obligations and Guarantees

Contractual Obligations

MWI’s contractual obligations at September 30, 2005 mature as follows:

	Payments Due by Period
	Total	1 Year or less	2-3 Years	4-5 Years	More than 5 Years
Line-of-credit to banks(1)	$24,690	$—	$24,690	$—	$—
Operating lease commitments	6,903	1,494	2,630	1,893	886
Long-term debt obligations (including current portion)	487	97	195	195	—
Interest on long-term debt and line-of-credit(2)	2,985	1,731	1,243	11	—
Total contractual obligations	$35,065	$3,322	$28,758	$2,099	$886

(1)          For the purposes of the Contractual Obligations table above the line-of-credit is assumed to be paid at the credit facility’s termination date of June 18, 2007. For financial statement purposes line-of-credit is classified as a current liability.

(2)          Future interest payments are calculated based on the assumption that all debt is outstanding until maturity. For debt instruments with variable interest rates and unused commitment fees, interest has been calculated for all future periods using the rates in effect at September 30, 2005.

Guarantees

The Company provides guarantees, indemnifications and assurances to others in the ordinary course of its business. The Company has evaluated its agreements that contain guarantees and indemnification clauses in accordance with the guidance of Financial Accounting Standards Board (“FASB”) Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.

The Company enters into a wide range of indemnification arrangements in the ordinary course of business. These include tort indemnities, tax indemnities, indemnities against third party claims arising out of arrangements to provide services to the Company, indemnities in merger and acquisition agreements and indemnities in agreements related to the sale of Company securities. Also, governance documents of the Company and substantially all of its subsidiaries provide for the indemnification of individuals made party to any suit or proceeding by reason of the fact that the individual was acting as an officer, director or agent of the relevant company or as a fiduciary of a company-sponsored welfare benefit plan. The Company also provides guarantees and indemnifications for the benefit of its wholly owned subsidiaries for the satisfaction of performance obligations, including certain lease obligations. It is difficult to quantify the maximum potential liability under these indemnification arrangements; however, at September 30, 2005 the Company was not aware of any material liabilities arising from these indemnification arrangements.

Inflation

Most of MWI’s operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations. During the past three years, the most significant effects of inflation have been on employee wages and benefits, costs of products and fuel-intensive costs including freight, travel and utilities. The Company managed the effects of inflation by controlling increases in compensation expense, renegotiating freight carrier contracts and utilizing a central source for distribution center shipping supplies.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to sales returns, allowance for doubtful accounts, customer incentives, vendor rebates, inventories, goodwill and intangible assets, income taxes, impairment of long-lived assets, depreciation and amortization, employee benefits, unearned income and contingencies. The Company bases its estimates on historical experience and on various other assumptions and factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company, based on its ongoing review, will make adjustments to its judgments and estimates where facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the estimates described above.

The Company believes the following critical accounting policies are important to understand the Company’s financial condition and results of operations and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Revenue Recognition

MWI sells products that it sources from vendors to its customers through either a “buy/sell” transaction or an agency relationship with its vendors. In a “buy/sell” transaction, MWI purchases or takes inventory of products from the vendor. When a customer places an order with MWI, the Company picks, packs, ships and invoices the customer for the order. MWI recognizes revenue from “buy/sell” transactions as product sales when the product is delivered to the customer. The Company accepts product returns from its customers. The Company estimates returns based on historical experience, and returns are recognized as a reduction of product sales. Product returns have not been significant to the Company’s financial statements. In an agency relationship, MWI does not purchase and take inventory of products from its vendors. MWI receives an order from a customer, transmits the order to the vendor, who picks, packs and ships the order to the customer. In some cases, the vendor invoices and collects payment from the customer, while in other cases MWI invoices and collects payment from the customer on behalf of the vendor. MWI receives a commission payment for soliciting the order from the customer and for providing other customer service activities. Commissions are recognized when the services upon which the commissions are based are complete.

Vendor Rebates

Vendor rebates are recorded based on the terms of the contracts or programs with each vendor and in accordance with the provisions of Emerging Issues Task Force (EITF) Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. The Company primarily receives quarterly and annual performance-based rebates from third party vendors based upon attainment of certain sales and/or purchase goals. Sales rebates are classified in the accompanying consolidated statements of income as a reduction to cost of product sales at the time the sales performance measures are achieved. Purchase rebates are measured against inventory purchases from the vendors and are a reduction of inventory until the product is sold. When the inventory is sold and purchase measures are achieved, purchase rebates are recognized as a reduction to cost of product sales.

Historically, actual results have not significantly deviated from those determined using the estimates described above. The Company expects that its estimates in the future will continue to be reasonable as rebates are based on specific vendor program goals and are principally recorded upon achievement of sales performance measures.

Customer Incentives

Customer incentives are accrued based on the terms of the contracts with each customer and in accordance with the provisions of EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). These incentive programs provide that the customer receives an incentive based on their product purchases or attainment of performance goals. Incentives are estimated based on the specific terms in each agreement, historical experience and product growth rates.

Goodwill

The Company assesses the potential impairment of goodwill annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that MWI considers important and may trigger an interim impairment review, include:

•       Significant underperformance relative to expected historical or projected future operating results;

•       Significant changes in the manner of the Company’s use of acquired assets or the strategy for the Company’s overall business; and

•       Significant negative industry or economic trends.

If MWI determines through the impairment review process that goodwill is impaired, an impairment charge is recognized in the consolidated statement of income.

Goodwill was tested for impairment in the Company’s fourth quarter and it was determined that the recorded amounts were not impaired. The fair value calculations used for these tests require the Company to make assumptions about items that are inherently uncertain. Assumptions related to future market demand, market prices and product costs could vary from actual results, and the impact of such variations could be material. Factors that could affect the assumptions include changes in economic conditions, changes in government regulations, success in marketing products and competitive conditions in MWI’s industry. The factors that most significantly affect the fair value calculation are market multiples and estimates of future cash flows. Fair value was determined by an independent third-party appraiser who primarily used the discounted cash flow method and the guideline company method.

Stock Options

The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Bulletin (APB) No. 25, Accounting for Stock Issued to Employees (APB 25). MWI has adopted the disclosure-only requirements of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), for stock-based awards to employees. Accordingly, no compensation expense is recognized in the consolidated financial statements upon grant of employee stock awards when the exercise price is equal to fair market value at the date of grant.

SFAS 123 requires the disclosure of pro forma net income or loss as if the Company had adopted the fair value method since inception. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the characteristics of our stock option awards. These models also require subjective assumptions, including expected time to exercise, which greatly affect the calculation.

During 2003, the Company granted 543,951 stock options to certain of its executives under the Company’s 2002 Stock Option Plan (the “2002 Plan”). The Company has concluded that these options were non-compensatory in accordance with the provisions of APB 25. The options vest in various amounts over three to five-year periods beginning upon the achievement of annual financial targets as established by the 2002 Stock Option Plan beginning with its fiscal year ended September 30, 2002 and ending with its fiscal year ending September 30, 2006. All unvested options as of June 18, 2009 under the 2002 Plan become fully vested if the option holder is employed with the Company on such date. Vesting of options under the 2002 Plan where financial targets have been achieved were accelerated upon the completion of an initial public offering in August 2005 and resulted in the vesting of 232,182 common stock options. Options generally lapse ten years after issuance or 90 to 120 days after the option holder ceases to be an employee, depending upon the cause of termination. At September 30, 2005, the Company had 253,848 exercisable options to purchase common stock under the 2002 Plan.

During 2005, option holders exercised 36,267 vested options and 60,436 were forfeited under the 2002 Plan. During 2004 and 2003, no shares were exercised or forfeited under the 2002 Plan. During 2005, the Company adopted the 2005 Stock-Based Incentive Compensation Plan (the “2005 Plan”). The Company reserved 1,200,000 shares of common stock for issuance of common stock options, restricted stock, deferred stock or deferred stock units. The plan expires in 2015. In 2005, the Company granted 135,103 options to purchase MWI’s common stock under the 2005 Plan with a grant price equal to the fair market value as of the date of grant. These options were vested by September 30, 2005 and the Company has concluded that these options are non-compensatory in accordance with the provisions of APB 25. During the fourth quarter of 2005, option holders exercised 1,410 vested options and 606 were forfeited under the 2005 Plan.

In December 2004, the FASB issued SFAS No. 123 (Revised), Share-Based Payment (SFAS 123-R). SFAS 123-R replaces SFAS 123 and supersedes APB 25. Adoption of SFAS 123-R will require the Company to record a non-cash expense for the Company’s stock compensation plans using the fair value method. SFAS 123-R is effective for the Company on October 1, 2005. Based on options outstanding at September 30, 2005 and their expected vesting dates, the adoption of SFAS 123-R is not expected to have a material effect on the consolidated financial statements.

Recently Issued and New Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how the Company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires the Company to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Company adopted SFAS 150 on July 1, 2003. As a result, the Company reclassified its redeemable preferred stock as a liability (previously classified as mezzanine equity) and recorded dividend accretion on a prospective basis as interest expense. Dividend accretion included in interest expense was $4,055, $4,239 and $999 in 2005, 2004 and 2003, respectively. In August 2005, the Company redeemed all of the Series A preferred stock with a portion of the proceeds from its initial public offering.

In December 2003, FASB issued Interpretation No. 46(R), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. This Interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlled financial interest or in which equity investors do not bear the residual economic risks. The adoption of this Interpretation did not have a material effect on the Company’s financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 clarifies that inventory costs that are “abnormal” are required to be charged to expense as incurred as opposed to being capitalized into inventory as a product cost. SFAS 151 provides examples of “abnormal” costs which include costs of idle facilities, excess freight and handling costs, and wasted material (spoilage). SFAS 151 is effective for the Company’s fiscal year beginning October 1, 2005. The impact of SFAS 151 is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised), Share-Based Payment (SFAS 123-R). SFAS 123-R replaces SFAS 123 and supersedes APB 25. Adoption of SFAS 123-R will require the Company to record a non-cash expense for the Company’s stock compensation plans using the fair value method. SFAS 123-R is effective for the Company on October 1, 2005. Based on options outstanding at September 30, 2005 and their expected vesting dates, the adoption of SFAS 123-R is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29 (“SFAS 153”), which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company is required to adopt SFAS 153 for nonmonetary asset exchanges occurring in the first quarter of 2006 and its adoption is not expected to have a significant effect on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 replaces FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and replaces ABP Opinion No. 20, Accounting Changes. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and will be effective for the Company for its fiscal year ending September 30, 2007. The impact of SFAS 154 is not expected to have a material effect on the Company’s consolidated financial statements.

In September 2005, the Emerging Issues Task Force issued EITF No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty (“EITF 04-13”). EITF 04-13 requires that purchases and sales of inventory with the same counterparty be accounted for as a nonmonetary transaction within the scope of APB Opinion No. 29, Accounting for Nonmonetary Transactions. EITF 04-13 is effective for new arrangements entered into, or modifications or renewals of existing arrangements, beginning in the first interim or annual reporting period beginning after March 15, 2006. The impact of EITF 04-13 is not expected to have a material effect on the Company’s consolidated financial statements.

Credit Agreement

On June 18, 2002, the Company entered into a credit agreement with two lenders, Bank of America, N.A. and Fleet Capital Corporation which was later replaced by General Electric Capital Corporation, for a $70,000 credit facility. The credit agreement is secured by a security interest in substantially all of the Company’s assets, including the stock of its subsidiaries, and terminates on June 18, 2007. The credit agreement contains certain restrictive financial covenants as well as restrictions on dividend payments and future debt borrowings. Interest is due monthly at the following rates: LIBOR plus a margin on the portion converted to LIBOR in accordance with the Company’s amended credit agreement (5.41% at September 30, 2005), or the prime rate (6.75% at September 30, 2005). During 2004, the Company amended the credit agreement and negotiated a reduction in the margin over LIBOR from 2.0% to 1.75%. The lenders also receive an unused line fee and letter of credit fee equal to 0.375% of the unused amount of the revolving credit facility. As of September 30, 2005, the effective interest rate for all borrowings under the revolving credit facility was 6.21% per annum. The outstanding balance on this facility at September 30, 2005 was $24,690 of which $10,000 carried an interest rate at LIBOR and $14,690 carried an interest rate at the prime rate. Under the amended credit agreement, up to $10,000 is available for letters of credit. During 2004, the Company established two letters of credit totaling $3,100. During 2005, the $3,000 letter of credit expired and was not renewed and two additional letters of credit were issued for $100 each, for a total of $300. At September 30, 2005, there were no outstanding borrowings on these letters of credit. As part of the credit agreement, the Company was required to maintain an interest rate swap on a minimum notional amount of $12,000 of borrowings under the revolving credit facility. Under the most recent swap agreement that expired on July 7, 2005, the Company received interest at a floating rate based on LIBOR and paid interest at a fixed rate of 2.49%. This had the effect of reducing the Company’s exposure to fluctuations in variable interest rates to which MWI would otherwise be subject. The Company has received a waiver for its obligation to maintain an interest rate swap from the lenders effective as of July 7, 2005. For our fiscal year ended September 30, 2005, 2004 and 2003, the impact of this interest swap was interest expense of $1, $37 and $127, respectively.

In addition, in December 2003, the Company amended the credit agreement to include borrowings of up to $2,500 on a capital loan for capital equipment purchases only. Interest was due monthly at the following rates: LIBOR plus a margin on the portion converted to LIBOR in accordance with the amended credit agreement, or the prime rate plus a margin. The capital loan was payable in monthly principal payments of $41, plus interest. In August 2005, the Company terminated the capital loan and paid off the outstanding balance.

Promissory Note

In January 2005, the Company issued a non-negotiable promissory note in the aggregate principal amount of $487 in partial consideration for the purchase of substantially all the assets of Vetpo. The note bears interest at the prime rate, payable quarterly. The principal of the note is payable in five equal annual installments, beginning on January 1, 2006.

Item 7A.                  Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to market risks primarily from changes in interest rates in the United States. The Company has managed this risk by, pursuant to the terms of the amended credit agreement, converting the interest rate payable on the majority of the outstanding loan balance on the revolving credit facility into a lower LIBOR interest rate. The Company does not engage in financial transactions for trading or speculative purposes.

The interest payable on the revolving credit facility under the amended credit agreement is based on variable interest rates and is therefore affected by changes in market interest rates. If the weighted average interest rate on the variable rate indebtedness rose 62 basis points (a 10.0% change from the calculated weighted average interest rate as of September 30, 2005), assuming no change in the outstanding balance on the revolving credit facility under the amended credit agreement (approximately $24,690), the annualized income before taxes and cash flows from operating activities would decline by approximately $153. If the weighted average interest rate on the variable rate indebtedness decreased 62 basis points (a 10.0% change from the calculated weighted average interest rate as of September 30, 2005), assuming no change in the outstanding balance on the revolving credit facility under the amended credit agreement, the annualized income before taxes and cash flows from operating activities would increase by approximately $153.

Item 8.                          Financial Statements and Supplementary Data.

MWI Veterinary Supply, Inc.
Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MWI Veterinary Supply, Inc.

We have audited the accompanying consolidated balance sheets of MWI Veterinary Supply, Inc. and subsidiaries (the “Company”) as of September 30, 2005 and 2004, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2005. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MWI Veterinary Supply, Inc. and subsidiaries as of September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2, the Company adopted the provisions of Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, effective July 1, 2003.

DELOITTE & TOUCHE LLP
Boise, Idaho
November 22, 2005

MWI VETERINARY SUPPLY, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended September 30, 2005, 2004 and 2003
Dollars and shares in thousands, except per share amounts

	2005	2004	2003
Revenues:
Product sales	$463,272	$367,863	$315,738
Product sales to related party	28,473	22,163	22,960
Commissions	4,910	4,256	3,011
Total revenues	496,655	394,282	341,709
Cost of product sales	426,709	338,684	294,692
Gross profit	69,946	55,598	47,017
Selling, general and administrative expenses	52,647	41,872	35,886
Depreciation and amortization	1,528	1,146	976
Operating income	15,771	12,580	10,155
Other income (expense):
Interest expense	(6,515)	(6,098)	(3,034)
Earnings of equity method investees	131	104	106
Other	268	218	218
Total other expense	(6,116)	(5,776)	(2,710)
Income before taxes	9,655	6,804	7,445
Income tax expense	(5,098)	(4,280)	(3,116)
Net income	4,557	2,524	4,329
Redeemable preferred stock accretion	—	—	(2,714)
Income available to common stockholders	$4,557	$2,524	$1,615
Earnings Per Share:
Basic	$0.76	$0.50	$0.32
Diluted	$0.68	$0.43	$0.28
Weighted average common shares outstanding:
Basic	5,970	5,038	5,013
Diluted	6,697	5,878	5,745

See Notes to Consolidated Financial Statements

MWI VETERINARY SUPPLY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended September 30, 2005, 2004 and 2003
Dollars in thousands

	2005	2004	2003
Net income	$4,557	$2,524	$4,329
Other comprehensive loss:
Interest rate swap:
Change in fair value, net of tax of $0, $9, and $6, respectively	—	(14)	(9)
Amount reclassified into net income, net of tax of $9, $6 and $42	14	9	67
Total comprehensive income	$4,571	$2,519	$4,387

See Notes to Consolidated Financial Statements

MWI VETERINARY SUPPLY, INC.
CONSOLIDATED BALANCE SHEETS
As of September 30, 2005 and 2004
Dollars in thousands, except per share amounts

	2005	2004
Assets
Current Assets:
Cash	$31	$28
Receivables, net	77,099	59,720
Inventories	68,786	49,525
Prepaid expenses and other current assets	2,011	1,196
Deferred income taxes	482	244
Total current assets	148,409	110,713
Property and equipment, net	6,919	6,007
Goodwill	29,739	28,287
Intangibles, net	1,644	—
Other assets, net	1,533	1,558
Total assets	$188,244	$146,565
Liabilities And Stockholders’ Equity
Current Liabilities:
Line-of-credit	$24,690	$49,129
Accounts payable	69,382	50,966
Accrued expenses	6,341	4,454
Interest rate swap	—	23
Current maturities of long-term debt	97	288
Total current liabilities	100,510	104,860
Deferred income taxes	650	608
Long-term debt	390	732
Redeemable preferred stock	—	35,733
Commitments and contingencies
Stockholders’ Equity
Common stock $0.01 par value, 20,000,000 authorized; 10,575,957 and 5,560,401 shares issued and outstanding, respectively	106	56
Additional paid in capital	78,396	955
Accumulated other comprehensive income (loss)	—	(14)
Retained earnings	8,192	3,635
Total stockholders’ equity	86,694	4,632
Total liabilities and stockholders’ equity	$188,244	$146,565

See Notes to Consolidated Financial Statements

MWI VETERINARY SUPPLY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended September 30, 2005, 2004 and 2003
Dollars and shares in thousands

	Shares			Notes	Accumulated
	of		Additional	Receivable	Other
	Common	Common	Paid in	From	Comprehensive	Retained
	Stock	Stock	Capital	Stockholders	(Loss)/Income	Earnings	Total
Balance at September 30, 2002	5,500	$55	$945	$(76)	$(67)	$(504)	$353
Net income		—	—	—	—	4,329	4,329
Issuance of common stock	60	1	10	—	—	—	11
Interest earned on notes receivable		—	—	(1)	—	—	(1)
Collection of notes receivable		—	—	77	—	—	77
Other comprehensive income		—	—	—	58	—	58
Accretion of dividends on redeemable preferred stock		—	—	—	—	(2,714)	(2,714)
Balance at September 30, 2003	5,560	56	955	—	(9)	1,111	2,113
Net income		—	—	—	—	2,524	2,524
Other comprehensive loss		—	—	—	(5)	—	(5)
Balance at September 30, 2004	5,560	56	955	—	(14)	3,635	4,632
Net income		—	—	—	—	4,557	4,557
Issuance of common stock, net of issuance costs of $7,558	4,983	50	77,109	—	—	—	77,159
Exercises of common stock options	33	—	30	—	—	—	30
Tax benefit of common stock options		—	302	—	—	—	302
Other comprehensive income		—	—	—	14	—	14
Balance at September 30, 2005	10,576	$106	$78,396	$—	$—	$8,192	$86,694

See Notes to Consolidated Financial Statements

MWI VETERINARY SUPPLY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2005, 2004 and 2003
Dollars in thousands

	2005	2004	2003
Cash Flows From Operating Activities:
Net income	$4,557	$2,524	$4,329
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Accretion of redeemable preferred stock	4,055	4,239	999
Depreciation and amortization	1,536	1,146	976
Amortization of debt issuance costs	140	140	140
Deferred income taxes	(205)	335	13
Earnings of equity method investees	(131)	(105)	(106)
Distribution from equity method investee	43	—	50
Gain on disposal of property and equipment	(6)	(8)	(3)
Changes in operating assets and liabilities (net of effects of acquisitions):
Receivables	(15,276)	(10,071)	(8,536)
Inventories	(17,334)	(12,668)	1,555
Prepaid expenses and other current assets	(714)	(359)	(415)
Accounts payable	15,837	653	9,459
Accrued expenses	1,887	285	320
Net cash (used in)/provided by operating activities	(5,611)	(13,889)	8,781
Cash Flows From Investing Activities:
Business acquisitions	(5,033)	—	—
Purchases of property and equipment	(2,022)	(1,254)	(1,321)
Sale of property and equipment	564	13	14
Purchase of investments	—	(10)	—
Other	(38)	—	—
Net cash used in investing activities	(6,529)	(1,251)	(1,307)
Cash Flows From Financing Activities:
Issuance of common stock, net of issuance costs	77,159	—	11
Tax benefit of common stock options	302	—	—
Proceeds from stock options	30	—	—
Proceeds from issuance of debt	836	208	—
Issuance of preferred stock	—	—	286
Collection of notes receivable	—	—	76
Redemption of preferred stock and accrued dividends	(39,789)	—	—
Net (payments) borrowings on line-of-credit	(24,439)	15,157	(7,747)
Payment on debt	(1,856)	(133)	-
Debt issuance costs	(100)	(100)	(100)
Net cash provided by/(used in) financing activities	12,143	15,132	(7,474)
Increase (Decrease) in Cash	3	(8)	—
Cash at Beginning of Period	28	36	36
Cash at End of Period	$31	$28	$36

See Notes to Consolidated Financial Statements

MWI VETERINARY SUPPLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dollars in thousands, except share and per share data

1.   Business Description and Basis of Presentation

MWI Veterinary Supply, Inc. is a leading distributor of animal health products to veterinarians across the United States. The Company markets its products to veterinarians in both the companion and production animal markets. MWI Veterinary Supply, Inc. operates ten distribution centers located in the Western United States, Texas, Michigan, Georgia and Pennsylvania. The Company also provides supplies to Feeders’ Advantage, L.L.C. (“Feeders Advantage”), a 50% owned entity that sells to various feedlot companies.

MWI Veterinary Supply, Inc. (formerly named MWI Holdings, Inc.) was formed on June 18, 2002 for the sole purpose of acquiring all of the outstanding stock of MWI Veterinary Supply Co. (“MWI Co.”) from its owner, Agri Beef Co. (“Agri Beef”). The significant aspects of this transaction follow:

•       517,931 shares of MWI Co. stock held by Agri Beef were redeemed for cash of $21,033.

•       MWI Co. obtained a line-of-credit (See Note 7) and used the proceeds to repay existing debt held by Agri Beef and redeem shares held by Agri Beef as discussed above.

•       MWI Veterinary Supply, Inc. issued 3,982,000 shares of its common stock and 18,852.23 shares of redeemable preferred stock to a new investor for total cash proceeds of $19,576.

•       MWI Veterinary Supply, Inc. acquired the remaining 482,069 shares of MWI Co. from Agri Beef for cash of $19,576 and 995,500 shares of MWI Veterinary Supply, Inc. common stock and 7,167.77 shares of MWI Veterinary Supply, Inc. redeemable preferred stock with a collective value of $7,349.

•       MWI Veterinary Supply, Inc. issued 522,500 shares of its common stock and 480 shares of its redeemable preferred stock to employees for cash of $500 and notes receivable of $75.

•       MWI Veterinary Supply, Inc. and MWI Co. incurred capitalizable transaction costs of $2,277 recognized as part of purchase price.

The acquisition of MWI Co. by MWI Veterinary Supply, Inc. was accounted for in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. Accordingly, MWI Co.’s assets and liabilities were adjusted to fair value based on the purchase price paid by MWI Veterinary Supply, Inc. The principal effects of these adjustments were an increase to property and equipment of $590, an increase to investments of $232 and the recording of goodwill of $28,615. During 2003, the Company resolved a preacquisition contingency related to tax liabilities resulting in a reduction of goodwill of $328.

2.   Summary of Significant Accounting Policies

Principles of Consolidation—The accompanying consolidated financial statements consist of MWI Veterinary Supply, Inc. and its wholly owned subsidiaries, collectively referred to herein as “the Company” or “MWI”. All significant intercompany transactions have been eliminated. The Company uses the equity method of accounting for its investments in entities in which it has significant influence; generally this represents an ownership interest between 20% and 50%. The Company’s share of income or loss from these investments is reported as increases or decreases in the respective investment with a corresponding amount reported as other income.

Basis of Accounting and Use of Estimates—The accompanying consolidated financial statements have been prepared on the accrual basis of accounting using accounting principles generally accepted in the United States. In preparing financial information, the Company uses certain estimates and assumptions that may affect the reported amounts and disclosures. Some of these estimates require difficult, subjective, and complex judgments about matters that are inherently uncertain. As a result, actual results could differ from these estimates. Estimates are used when accounting for sales returns, allowance for doubtful accounts, customer incentives, vendor rebates, inventories, goodwill and intangible assets, income taxes, impairment of long-lived assets, depreciation and amortization, employee benefits, unearned income and contingencies. The estimates of fair value of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date and reported amounts of revenue and expenses for the periods are based on assumptions that the Company believes to be reasonable.

Segment Information—The Company is a distributor of animal health products to veterinarians. These operations are within a single reporting segment and are located within the United States.

Revenue Recognition—MWI sells products that it sources from vendors to its customers through either a “buy/sell” transaction or an agency relationship with its vendors. In a “buy/sell” transaction, MWI purchases or takes inventory of products from the vendor. When a customer places an order with MWI, the Company picks, packs, ships and invoices the customer for the order. MWI recognizes revenue from “buy/sell” transactions as product sales when the product is delivered to the customer. The Company accepts product returns from its customers. The Company estimates returns based on historical experience and recognizes these estimated returns as a reduction of product sales. Product returns have not been significant to the Company’s financial statements. In an agency relationship, MWI does not purchase and take inventory of products from its vendors. MWI receives an order from a customer, then transmits the order to the vendor, who picks, packs and ships the order to the customer. In some cases, the vendor invoices and collects payment from the customer, while in other cases MWI invoices and collects payment from the customer on behalf of the vendor. MWI receives a commission payment for soliciting the order from the customer and for providing other customer service activities. Commissions are recognized when the services upon which the commissions are based are complete. Gross billings from agency contracts were $102,883, $86,657 and $68,697 for the years ended September 30, 2005, 2004 and 2003, respectively, and generated commission revenue of $4,910, $4,256 and $3,011, respectively.

Vendor Rebates—Vendor rebates are recorded based on the terms of the contracts or programs with each vendor. The Company primarily receives quarterly and annual performance-based rebates from third party vendors based upon attainment of certain sales and/or purchase goals. Sales rebates are classified in the accompanying consolidated statements of income as a reduction to cost of product sales at the time the sales performance measures are achieved. Purchase rebates are measured against inventory purchases from the vendors and are classified as a reduction of inventory until the product is sold. When the inventory is sold and purchase measures are achieved, purchase rebates are recognized as a reduction to cost of product sales.

Customer Incentives—Customer incentives are accrued based on the terms of the contracts with each customer. These incentive programs provide that the customer receive an incentive based on their product purchases or attainment of performance goals. Incentives are estimated based on the specific terms in each agreement, historical experience and product growth rates.

Cash—For the purposes of the statements of cash flows, cash consists of cash on hand. The Company’s banking arrangements allow the Company to fund outstanding checks when presented to the financial institution for payment. This cash management practice frequently results in a net cash book overdraft position, which occurs when total issued checks exceed available cash balances at a single financial institution. The Company has recorded its cash disbursement accounts with a net cash book overdraft position in accounts payable. At September 30, 2005 and 2004, the Company had net cash book overdrafts of $9,581 and $239, respectively, classified in accounts payable.

Inventories—Inventories, consisting of pharmaceuticals, vaccines, parasiticides, diagnostics, capital equipment, supplies and nutritional products, are stated at the lower of cost (on a moving-average basis) or market.

Property and Equipment—Property and equipment are stated at cost and depreciation is computed using the straight-line method over the estimated useful lives of the related assets as follows:

Buildings	25 years
Machinery, furniture and equipment	5 to 7 years
Computer equipment	3 to 5 years
Leasehold improvements	Shorter of useful life or life of lease term

The cost and accumulated depreciation of items sold or retired are removed from the property accounts and any resulting gain or loss is reflected in net income. Repairs and maintenance are expensed as incurred and renewals and improvements are capitalized.

The Company periodically reviews long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the undiscounted expected future cash flows from an asset is less than the carrying value of the asset, an asset impairment must be recognized in the financial statements by writing down the asset to its fair value.

Goodwill—The Company recognizes the excess purchase price over the fair value of net assets acquired and liabilities assumed in a business combination as goodwill on the consolidated balance sheet. Goodwill is not amortized, but instead tested for impairment at least annually. The Company performs an annual impairment test as of September 30 each year and concluded that goodwill was not impaired at September 30, 2005 and 2004. Goodwill impairment tests will continue to be performed at least annually, and more frequently if circumstances indicate a possible impairment. The following table summarizes the goodwill recognized in connection with each business combination.

	2005	2004
MWI Veterinary Supply Co.	$28,287	$28,287
Memorial Pet Care, Inc.	66	—
Vetpo Distributors, Inc.	1,386	—
	$29,739	$28,287

Other Assets—Included in other assets are investments that consist of the Company’s equity method investment in one entity and two entities accounted for under the cost method of accounting. Other assets also consist of debt issuance costs that are being amortized over the life of the related debt.

Earnings Per Share—Basic earnings per share is calculated based on the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is based on the weighted-average number of outstanding common shares plus the weighted-average number of potential outstanding common shares. Potential common shares that would increase earnings per share amounts or decrease loss per share amounts are antidilutive and are, therefore, excluded from the earnings per share computations. Earnings per share is computed separately for each period presented.

Income Taxes—Income taxes are accounted for under the asset and liability method. Deferred income taxes are recognized to provide for temporary differences between the financial reporting and tax basis of assets and liabilities. Deferred taxes are measured using enacted tax rates in effect during the years in which the temporary differences are expected to reverse.

Concentrations of Risk—The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of its receivables. Customers of the Company are geographically dispersed throughout the United States. The Company routinely assesses the financial strength of its customers and reviews their credit history before extending credit. In addition, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Product sales to one customer were approximately 10% of the Company’s total product sales in 2005, 2004 and 2003, respectively. Product sales to another customer, a related party (See Note 14), were approximately 6%, 6% and 7% of the Company’s total product sales in 2005, 2004 and 2003, respectively.

Comprehensive Income—Components of the Company’s comprehensive income include net income and changes in fair value of interest rate swaps.

Advertising—Advertising costs are expensed when incurred and are included as part of selling, general and administrative expenses. Advertising costs were $142, $413, and $409 in 2005, 2004 and 2003, respectively.

Derivative Financial Instruments—The Company records all derivatives at fair value and designates derivative instruments as being used to hedge changes in fair value or changes in cash flows. Changes in the fair value of derivatives that offset changes in cash flows of a hedged item are recorded initially in other comprehensive income. Amounts recorded in other comprehensive income are subsequently reclassified into earnings during the same period in which the hedged item affects earnings. Any portion of the changes in fair value of derivatives designated as a hedge that is deemed ineffective is recorded in earnings. The Company entered into interest rate swap agreements to manage its interest rate exposure (See Note 7). Interest rate swaps are agreements to exchange interest rate payment streams based on a notional principal amount. The Company designated the swaps as a cash flow hedge. Accordingly, these swap agreements resulted in the recognition of derivative liabilities as well as amounts recorded in other comprehensive income. The Company had no interest rate swaps at September 30, 2005.

Stock-Based Compensation—The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Bulletin (“APB”) No. 25, Accounting for Stock Issued to Employees. The Company has adopted the disclosure-only requirements of SFAS No. 123, Accounting for Stock-Based Compensation, for stock-based awards to employees. Accordingly, the Company records no compensation expense in the consolidated financial statements upon grant of employee stock awards when the exercise price is equal to fair market value at the date of grant.

SFAS 123 requires the disclosure of pro forma net income or loss as if the Company had adopted the fair value method since inception. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the characteristics of the Company’s stock option awards. These models also require subjective assumptions, including expected time to exercise, which greatly affect the calculation. The following table summarizes the effect on net income and earnings per share if the Company had adopted the provisions of SFAS 123.

	2005	2004	2003
Net income	$4,557	$2,524	$4,329
Deduct: Stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(602)	(1)	(1)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—
Pro Forma net income	$3,955	$2,523	$4,328
Basic Earnings Per Share:
As Reported	$0.76	$0.50	$0.32
Pro Forma	$0.66	$0.50	$0.32
Diluted Earnings Per Share:
As Reported	$0.68	$0.43	$0.28
Pro Forma	$0.59	$0.43	$0.28

Calculations of the pro forma fair value of stock-based awards granted through August 2, 2005 were based on a single option valuation approach as a non-public company. Forfeitures are recognized as they occur. The Company’s calculations were made using the minimum value method with the following weighted average assumptions at September 30, 2003 (there were no grants in 2004):

Risk-free interest rate	2.97%
Expected life in years	5
Expected volatility	None
Dividends	None

In the Company’s fourth quarter of 2005 the Company granted 135,103 nonqualified options to purchase the Company’s common stock that were fully vested by September 30, 2005. The Company utilized the Black-Scholes option valuation model to value these post initial public offering grants for pro forma presentation of net income and earnings per share as if the fair value-based accounting method in SFAS 123 had been used. The Company’s computations used the following assumptions to derive the options fair value and related compensation expense:

Risk-free interest rate	4.1% to 4.2%
Expected life in years	5
Expected volatility	36.7%
Dividends	None

Reclassifications—Certain reclassifications have been made, none of which affected results of operations, to present the financial statements on a consistent basis.

Recently Issued and New Accounting Pronouncements—In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). This Statement establishes standards for how the Company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires the Company to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Company adopted SFAS 150 on July 1, 2003. As a result, the Company reclassified its redeemable preferred stock as a liability (previously classified as mezzanine equity) and recorded dividend accretion on a prospective basis as interest expense. Dividend accretion included in interest expense was $4,055, $4,239 and $999 in 2005, 2004 and 2003, respectively. In August 2005, the Company redeemed all of the Series A preferred stock with a portion of the proceeds from its initial public offering (See Note 8).

In December 2003, FASB issued Interpretation No. 46(R), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. This Interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlled financial interest or in which equity investors do not bear the residual economic risks. The adoption of this Interpretation did not have a material effect on the Company’s financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 clarifies that inventory costs that are “abnormal” are required to be charged to expense as incurred as opposed to being capitalized into inventory as a product cost. SFAS 151 provides examples of “abnormal” costs which include costs of idle facilities, excess freight and handling costs and wasted material (spoilage). SFAS 151 is effective for the Company’s fiscal year beginning October 1, 2005. The impact of SFAS 151 will not have a material effect on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised), Share-Based Payment (“SFAS 123-R”). SFAS 123-R replaces SFAS 123 and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Adoption of SFAS 123-R will require the Company to record a non-cash expense for its stock compensation plans using the fair value method. Historically, the Company recorded its compensation cost in accordance with APB No. 25, which does not require the recording of an expense for its equity related compensation plans if stock awards were granted at a price equal to the fair market value of MWI’s common stock on the grant date. SFAS 123-R is effective for the Company’s fiscal year beginning October 1, 2005. At October 1, 2005, the Company had no unvested stock awards that would be required to be recorded under the provisions of SFAS 123-R and therefore SFAS 123-R is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29 (“SFAS 153”), which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company is required to adopt SFAS 153 for nonmonetary asset exchanges occurring in the first quarter of 2006 and its adoption is not expected to have a significant effect on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 replaces FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and replaces ABP Opinion No. 20, Accounting Changes. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and will be effective for the Company for its fiscal year ending September 30, 2007. The impact of SFAS 154 is not expected to have a material effect on the Company’s consolidated financial statements.

In September 2005, the Emerging Issues Task Force issued EITF No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty (“EITF 04-13”). EITF 04-13 requires that purchases and sales of inventory with the same counterparty be accounted for as a nonmonetary transaction within the scope of APB Opinion No. 29, Accounting for Nonmonetary Transactions. EITF 04-13 is effective for new arrangements entered into, or modifications or renewals of existing arrangements, beginning in the first interim or annual reporting period beginning after March 15, 2006. The impact of EITF 04-13 is not expected to have a material effect on the Company’s consolidated financial statements.

3.   Business Acquisitions

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

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. These preliminary purchase price allocations are based on a combination of third-party valuations and internal analyses and may be adjusted during the allocation period as defined in SFAS No. 141, Business Combinations.

	Memorial Pet Care, Inc.	Vetpo Distributors, Inc.
Receivables	$24	$2,068
Inventories	—	1,927
Property and equipment	107	91
Goodwill	66	1,386
Intangibles	246	1,543
Total assets acquired	443	7,015
Accounts payable	11	1,927
Note payable	—	487
Total liabilities assumed	11	2,414
Net assets acquired	$432	$4,601

The $1,452 recorded in goodwill is expected to be deductible for tax purposes over 15 years.

4.   Receivables

Receivables consist of the following at September 30:

	2005	2004
Trade	$69,969	$55,682
Vendor rebates and programs	6,882	4,237
Related party—(See Note 14)	1,429	366
	78,280	60,285
Allowance for doubtful accounts	(1,181)	(565)
	$77,099	$59,720

Approximately 7% and 8% of the Company’s trade receivables resulted from transactions with a single customer as of September 30, 2005 and 2004, respectively.

5.   Property and Equipment

Property and equipment consists of the following at September 30:

	2005	2004
Land	$169	$322
Buildings and leasehold improvements	2,293	3,183
Machinery, furniture and equipment	8,140	6,960
Computer equipment	2,759	2,939
Construction in progress	630	—
	13,991	13,404
Accumulated depreciation and amortization	(7,072)	(7,397)
	$6,919	$6,007

The Company recorded depreciation expense of $1,392, $1,146 and $971 for the years ended September 30, 2005, 2004 and 2003, respectively.

6.   Intangibles

Intangible assets consists of the following at September 30:

	Useful Life	2005	2004
Amortizing:
Customer lists	10 years	$1,589	$—
Covenants not to compete	5 years	112	—
Other	5 years	36	—
		1,737	—
Accumulated amortization		(145)	—
		1,592	—
Non-Amortizing:
Trade names		52	—
		$1,644	$—

Projected amortization expense for existing intangible assets is $189 for each of the fiscal years ending 2006, 2007, 2008 and 2009 and $166 for the fiscal year ending 2010.

7.   Line-of-Credit and Long-Term Debt

Line-of-Credit—The Company has a line-of-credit agreement with two lenders for a credit facility that allows for borrowings up to $70,000. The line-of-credit is secured by a security interest in substantially all of the Company’s assets and terminates on June 18, 2007. Interest is due monthly at the following rates: 1) LIBOR plus a margin (5.41% at September 30, 2005); or 2) the prime rate (6.75% at September 30, 2005). The lenders also receive an unused line fee and letter of credit fee equal to 0.375% of the unused amount of the revolving credit facility. The Company’s outstanding balance on this facility at September 30, 2005 and 2004 was $24,690 and $49,129, respectively. The line-of-credit contains certain restrictive financial covenants as well as restrictions on dividend payments and future debt borrowings. The credit agreement allows the Company to issue up to $10,000 in letters of credit. The letters of credit typically act as guarantee of payment to certain third parties in accordance with specified terms and conditions. The Company had three letters of credit totaling $300 and two letters of credit totaling $3,100 at September 30, 2005 and 2004, respectively. There were no outstanding borrowings on these letters of credit at September 30, 2005 or 2004.

As part of the credit agreement, the Company was required to maintain an interest rate swap on a minimum notional amount of $12,000 of borrowings under its revolving credit facility. On July 7, 2004 and 2003, the Company entered into interest rate swap agreements for $12,000 of its line-of-credit borrowings. Under the swaps, the Company received interest at a floating rate based on LIBOR and paid interest at a fixed rate of 2.49% and 1.33%, respectively. Net payments due under the swaps were settled monthly and the swaps expired on July 7, 2005 and 2004, respectively. The Company received a waiver from its lenders for the requirement to maintain an interest rate swap effective as of July 7, 2005.

Long-Term Debt—In December 2003 the Company amended the line-of-credit agreement to include borrowings up to $2,500 on a loan for capital equipment purchases only. The capital equipment line-of-credit was secured by a security interest in substantially all of the Company’s assets. Interest was due monthly at the following rates: 1) the LIBOR plus a margin; or 2) the prime rate plus a margin. In August 2005 the Company terminated the capital equipment line-of-credit and paid off the outstanding balance.

On January 3, 2005, the Company issued an unsecured non-negotiable promissory note in the aggregate principal amount of $487 in partial consideration for the purchase of substantially all the assets of Vetpo (See Note 3). The note bears interest at the prime rate (6.75% at September 30, 2005), payable quarterly. The principal of the note is payable in five equal annual installments, beginning January 1, 2006.

	2005	2004
Capital equipment note payable, monthly principal payments of $24, plus interest, interest rate 5.25% at September 30, 2004	$—	$1,020
Unsecured non-negotiable promissory note, annual principal payments of $97 beginning January 1, 2006, interest paid quarterly, interest rate 6.75% at September 30, 2005	487	—
	487	1,020
Current portion	(97)	(288)
Total long-term debt	$390	$732

8.   Redeemable Preferred Stock

The Company had authorized 30,000 shares of $1 par value Series A preferred stock, with 26,786 shares issued and outstanding at September 30, 2004. The redeemable preferred stock was subject to mandatory redemption on June 18, 2012 and had a liquidation preference of $1,000 per share (plus accumulated, accrued and unpaid dividends). The holders of redeemable preferred stock were entitled to a cumulative 13% annual dividend based on the liquidation preference. The Company had the right to redeem any outstanding shares at any time but all shares were required to be redeemed no later than June 18, 2012. In August 2005, the Company used a portion of the proceeds from its initial public offering (See Note 9) to redeem all of the redeemable preferred stock and accrued dividends.

9.   Common Stock and Stock Options

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

Initial Public Offering

In August 2005 a Registration Statement relating to the Company’s initial public offering of common stock was declared effective by the Securities and Exchange Commission. As a result, the Company issued 4,983,334 shares of common stock (including the exercise of the underwriters’ over-allotment option of 650,000 shares) that were subsequently sold to the public for $17 per share. The Company received estimated net proceeds of $77,159 after deducting the underwriting discounts and offering expenses. The Company used these net proceeds to redeem all of the Company’s Series A preferred stock and accrued dividends for approximately $39,789 and to repay approximately $37,370 of borrowings on the revolving credit facility under the amended credit agreement.

2002 Stock Option Plan

The Company has a 2002 Stock Option Plan (the “2002 Plan”) to provide its directors, executives and other key employees with additional incentives by allowing them to acquire an ownership interest in the Company and, as a result, encouraging them to contribute to its success. At September 30, 2005 the Company had 507,688 shares of its common stock reserved for issuance under the 2002 Plan. The options granted under the 2002 Plan are nonqualified stock options that have an exercise price per share equal to fair market value of the common stock at the time of grant. The term of each option is determined by the Company’s board of directors or by a designated committee of the board but the term of any option may not exceed ten years from the date of grant. In 2003, the Company granted 543,951 nonqualified stock options with an exercise price of $0.18 per share under the 2002 Plan. The stock options generally lapse ten years after issuance or 120 days after the option holder ceases to be an employee depending upon the cause of termination. The options vest in various amounts over three to five-year periods beginning upon the achievement of annual financial targets as established by the option agreement beginning with the year ended September 30, 2002 and ending with the year ended September 30, 2006. All unvested options as of June 18, 2009 become fully vested if the option holder is employed with the Company on such date. Shares issued upon exercise of options granted under the 2002 Plan had a repurchase right, which expired in August 2005 in connection with the Company’s initial public offering. Unvested options for which the annual financial targets had been achieved became fully vested upon the completion of the Company’s initial public offering in August 2005. In 2005, no options were granted under the 2002 Plan, 36,267 options were exercised and 60,436 were forfeited. At September 30, 2005 the Company had outstanding 447,248 stock options under the 2002 Plan with 253,848 vested and exercisable.

2005 Stock Option Plan

In July 2005 the Company adopted the 2005 Stock-Based Award and Incentive Compensation Plan (the “2005 Plan”). Under the 2005 Plan, the Company may offer restricted shares of its common stock and grant options to purchase shares of its common stock to selected employees. The purpose of the 2005 Plan is to promote the Company’s long-term financial success by attracting, retaining and rewarding eligible participants. The number of shares reserved for issuance under the stock incentive plan is 1,200,000 shares. At September 30, 2005 the Company had 1,198,590 shares of its common stock available for issuance under the 2005 Plan.

The 2005 Plan permits the Company to grant stock options (both incentive stock options and non-qualified stock options), restricted stock and deferred stock. The compensation committee will determine the number and type of stock-based awards to each participant, the exercise price of each award, the duration of the award (not to exceed ten years), vesting provisions and all other terms and conditions of such award in individual award agreements. The 2005 Plan provides that upon termination of employment with the Company, unless determined otherwise by the compensation committee at the time options are granted, the exercise period for vested awards will generally be limited, provided that vested awards will be canceled immediately upon a termination for cause or voluntary termination. The 2005 Plan provides for the cancellation of all unvested awards upon termination of employment with the Company, unless determined otherwise by the compensation committee at the time awards are granted.

The 2005 Plan provides that upon a change in control, the compensation committee may, at its discretion:

•       fully vest any award under the 2005 Plan;

•       cancel any outstanding award in exchange for a payment in cash of an amount equal to the excess of the change in control price over the exercise price of the award;

•       after giving the holder an opportunity to exercise any outstanding award, cancel or terminate any unexercised award; or,

•       provide that any such award will be honored or assumed, or new rights substituted therefore by the new employer on a substantially similar basis and in accordance with the terms and conditions of the 2005 Stock Plan.

During the fourth quarter of 2005, the Company granted 135,103 nonqualified stock options with a weighted average exercise price of $18.43 and a term of ten years. The options were fully vested by September 30, 2005. During the fourth quarter of 2005, option holders exercised 1,410 vested options and 606 were forfeited under the 2005 Plan.

A summary of activity under the 2002 and 2005 Plans are as follows:

	2005		2004		2003
	Number of Shares	Weighted average exercise price	Number of Shares	Weighted average exercise price	Number of Shares	Weighted average exercise price
Outstanding at beginning of year	543,951	$0.18	543,951	$0.18	—	$—
Granted	135,103	18.43	—	—	543,951	0.18
Exercised	(37,677)	0.81	—	—	—	—
Cancelled or expired	(61,042)	0.35	—	—	—	—
Outstanding at end of year	580,335	$4.37	543,951	$0.18	543,951	$0.18
Exercisable at end of year	386,935	$6.47	65,283	$0.18	21,761	$0.18

	Outstanding options			Exercisable options
Range of exercise prices	Number of Shares	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number of Shares	Weighted average exercise price
$ 0.18 - $16.99	447,248	6.7	$0.18	253,848	$0.18
$17.00 - $19.99	99,137	9.8	$17.03	99,137	$17.03
$20.00 - $23.06	33,950	10.0	$22.61	33,950	$22.61

10.   Computation Of Earnings Per Share (In thousands except per share data)

	2005		2004		2003
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income	$4,557	$4,557	$2,524	$2,524	$1,615	$1,615
Weighted average common shares outstanding	5,970	5,970	5,038	5,038	5,013	5,013
Effect of diluted securities:
Contingent stock		412		522		522
Stock options		315		318		210
Weighted average shares outstanding		6,697		5,878		5,745
Earnings per share	$0.76	$0.68	$0.50	$0.43	$0.32	$0.28
Anti-dilutive shares excluded from calculation		34		—		—

11.   Income Taxes

The components of the U.S. Federal and state income tax expense consist of the following:

	2005	2004	2003
Current payable:
U.S. Federal	$4,601	$3,268	$2,579
State	702	677	524
	5,303	3,945	3,103
Deferred:
U.S. Federal	(168)	278	11
State	(37)	57	2
	(205)	335	13
	$5,098	$4,280	$3,116

The Company’s deferred tax assets and liabilities consist of the following at September 30:

	2005	2004
Deferred tax assets:
Investments	$144	$148
Allowance for doubtful accounts	451	216
Inventories	199	132
Revenue recognition	56	75
Other	96	9
Total deferred tax assets	946	580
Deferred tax liabilities:
Property and equipment	(786)	(755)
Prepaid expenses	(316)	(189)
Other	(12)	—
Total deferred tax liabilities	(1,114)	(944)
Net deferred tax liabilities	$(168)	$(364)

The Company believes that realization of these deferred assets is more likely than not. Accordingly, no valuation allowance has been recorded.

Income tax expense differed from income taxes at the U.S. federal statutory tax rate of 34% for all periods presented as follows:

	2005	2004	2003
Taxes computed at statutory rate	34.0%	34.0%	34.0%
State income taxes (net of federal) income tax benefit	4.3	7.1	3.9
Redeemable preferred stock dividend accretion	14.3	21.2	4.6
Other	0.2	0.6	(0.6)
	52.8%	62.9%	41.9%

The decrease in the effective tax rate for the year ended September 30, 2005 as compared to the year ended September 30, 2004 was primarily attributable to the lower nondeductible accretion of dividends on the Series A preferred stock in 2005 due to the redemption of all of the Series A preferred stock in August 2005 and due to actual state income tax expense being less than estimated due to the utilization of state tax credits. The increase in the effective rate for the year ended September 30, 2004 as compared to September 30, 2003 was attributable to the nondeductible accretion of dividends on the Series A preferred stock beginning on July 1, 2003.

12.   Statement of Cash Flow—Supplemental and Noncash Disclosures

	2005	2004	2003
Supplemental Disclosures
Cash paid for interest	$2,034	$1,719	$1,894
Cash paid for income taxes	4,122	4,448	3,155
Noncash Activities
Increase (decrease) in the fair value of interest rate swaps	—	8	(93)
Accretion of redeemable preferred stock	—	—	2,714
Equipment acquisitions financed with note payable	—	945	—
Equipment acquisitions financed with accounts payable	642	—	—

13.   Commitments and Contingencies

The Company has operating leases for office and distribution center space and equipment for varying periods. Certain leases have renewal options and require contingent payments for increases, including executory costs, in property taxes, insurance and certain other costs in excess of a base year amount. Total rent expense for the years ended September 30, 2005, 2004 and 2003 were $1,800, $1,316 and $766, respectively.

The aggregate future noncancelable minimum rental payments on operating leases at September 30, 2005 are as follows:

2006	$1,494
2007	1,433
2008	1,197
2009	1,054
2010	839
Thereafter	886
$6,903

The Company is not a party to any material pending legal proceedings and is not aware of any claims that could have a material adverse effect on our financial position, results of operations, or cash flows.

14.   Related Party Transactions

On June 18, 2002, the Company entered into a management services and consulting agreement (the “agreement”) with Bruckmann, Rosser, Sherrill & Co. LLC (“BRS”), a major shareholder, and Agri Beef Co. (“Agri Beef”), a major shareholder. The agreement stated that BRS would provide certain management, consulting and financial planning services to the Company’s board of directors and management. Under the terms of the agreement, BRS received an annual fee equal to the greater of $250 or two and one-half percent of the Company’s EBITDA, as defined in the agreement, each fiscal year. The agreement also stipulated that Agri Beef was entitled to 20% of the fee owed to BRS. In August 2005, the Company, BRS and Agri Beef terminated the agreement for a termination fee of $1,600 to BRS and $400 to Agri Beef. BRS received $365, $309 and $200 and Agri Beef received $91, $77 and $50 for services performed under the agreement in 2005, 2004 and 2003, respectively. In 2003, the Company also paid Agri Beef $76 for data processing expenses.

MWI Co., a subsidiary of the Company, holds a 50% membership interest in Feeders’ Advantage that is accounted for as an investment using the equity method. Sales of products to Feeders’ Advantage were $28,473, $22,163 and $22,960 in 2005, 2004 and 2003, respectively. MWI Co. charged Feeders’ Advantage for certain operating and administrative services of $428, $421 and $390 in 2005, 2004 and 2003, respectively. The Company’s President and Chief Executive Officer and a member of the Company’s Board of Directors are each members of the board of managers of Feeders’ Advantage.

15.   Employee Benefit Plans

Through March 31, 2004, the Company, along with Feeders’ Advantage and Agri Beef, participated in a multi-employer defined contribution profit sharing plan with a 401(k) arrangement covering all employees of the Company. On April 1, 2004, the Company, along with Feeders’ Advantage, established a new multi-employer defined contribution profit sharing plan with a 401(k) arrangement and the account balances for all eligible employees were transferred to this plan.

To become eligible for the profit sharing portion of the plan, an employee must complete two years of service and attain the age of twenty-one. Participation is automatic. To become eligible for the

401(k) portion of the plan, the employee must complete three months of service and attain the age of twenty-one.

Both portions of the plan allow for employer matching contributions. The Company is required to match 50% of the employee’s contribution to the 401(k) portion of the plan up to 6% of the employee’s salary. The Company’s combined matching contributions for the 401(k) portion of the plan were $549, $444 and $431 in 2005, 2004 and 2003, respectively. Employee’s contributions are fully vested immediately while employer contributions vest over a five-year period.

Contributions to the profit sharing portion of the Plans are discretionary, ranging from 0 to 3%, and are approved by the Company’s Board of Directors. Total combined contributions for 2005, 2004 and 2003 were $598, $448, and $423, respectively. Employer contributions are fully vested immediately.

16.   Financial Instruments

Financial Instruments—The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimate of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The carrying amounts of receivables, investments, accounts payable, long-term debt and the line-of-credit are a reasonable estimate of their fair value.

Derivative Financial Instruments—The Company entered into interest rate swaps that qualified as derivatives and were designated as cash flow hedges. The Company’s interest rate swaps expired on July 7, 2005 and were not renewed. At September 30, 2004, the fair value of the swap was a liability of $23. The Company recorded this liability with a corresponding charge to other comprehensive loss (reduced by deferred tax assets of $9). Ineffectiveness of the hedges was not significant. The entire amount included in accumulated other comprehensive loss at September 30, 2004 was reclassified to income during 2005 as the related interest rate swap expired on July 7, 2005.

17.   Quarterly Financial Data (Unaudited)

	Three-Months Ended
	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Year
	Dollars and shares in thousands, except per share data
2005
Total revenues	$108,994	$116,410	$137,987	$133,264	$496,655
Gross profit	16,624	16,472	18,032	18,818	69,946
Operating income(1)	5,268	3,282	4,422	2,799	15,771
Net income(1)	1,656	595	1,407	899	4,557
Earnings per share—diluted(2)	$0.28	$0.10	$0.24	$0.10	$0.68
Weighted average common shares outstanding used in the diluted earnings per share calculation	5,882	5,878	5,876	9,113	6,697
2004
Total revenues	$90,054	$94,163	$106,186	$103,879	$394,282
Gross profit	13,725	13,632	14,205	14,036	55,598
Operating income	3,603	2,920	3,324	2,733	12,580
Net income	841	542	717	424	2,524
Earnings per share—diluted(3)	$0.14	$0.09	$0.12	$0.07	$0.43
Weighted average common shares outstanding used in the diluted earnings per share calculation	5,878	5,878	5,878	5,878	5,878

(1)          Operating income for the fourth quarter of 2005 includes a $2,000 pretax charge ($1,220 after-tax charge) related to the termination of a management services and consulting agreement.

(2)          The sum of the quarterly earnings per share amounts does not agree to the year-to-date earnings per share amount as a result of the issuance of 4,983 of common stock in August 2005 upon the completion of the Company’s initial public offering.

(3)          The sum of the quarterly earnings per share amounts does not agree to the year-to-date earnings per share amount as a result of rounding.

Item 9.           Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.   Controls and Procedures.

Management of the Company, including the Chief Executive Officer and Chief Financial Officer of the Company, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2005. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC ‘s rules and forms. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.   Other Information.

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

The information regarding directors and nominees for directors of the Company, including identification of the audit committee and audit committee financial expert, is presented under the headings “Corporate Governance—Committees of the Board of Directors,” and “Election of Directors—Nominees For Directors” in the Company’s definitive proxy statement for use in connection with the 2006 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days after the end of the Company’s fiscal year ended September 30, 2005. The information contained under these headings is incorporated herein by reference. Information regarding the executive officers of the Company is included in this Annual Report on Form 10-K under Item 1 of Part I as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

The Company has adopted a code of conduct that applies to its Chief Executive Officer and Chief Financial Officer. This code of conduct is available on the Company’s Web site at www.mwivet.com. If the Company makes any amendments to this code other than technical, administrative or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of this code to the Company’s Chief Executive Officer or Chief Financial Officer, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a report on Form 8-K filed with the SEC.

Item 11.    Executive Compensation.

Information concerning executive compensation is presented under the headings “Executive Compensation” in the Proxy Statement. Information concerning director compensation is presented under the heading “Corporate Governance—Director Compensation” in the Proxy Statement. The information contained under these headings is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to security ownership of certain beneficial owners and management is set forth under the heading “Security Ownership of Certain Beneficial Owners and Directors and Officers” in the Proxy Statement. Information with respect to equity compensation plans is set forth under the heading “Equity Compensation Plan Information” in this Annual Report on Form 10-K under Item 5 of Part II. The information contained under these headings is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions.

Information concerning related transactions is presented under the heading “Certain Relationships and Related Transactions” in the Proxy Statement. The information contained under this heading is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

Information concerning principal accountant fees and services is presented under the heading “Ratification of Appointment of Independent Registered Public Accountant” in the Proxy Statement. The information contained under this heading is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)           The following documents are filed as part of this report:

1)              Consolidated Financial Statements: See Index to Consolidated Financial Statements at Item 8 on page 41 of this report.

2)              Financial Statement Schedule: Schedule II—Consolidated Valuation and Qualifying Accounts

3)              Exhibits are incorporated herein by reference or are filed with this report as set forth in the Index to Exhibits on pages 68 through 71 hereof.

MWI VETERINARY SUPPLY, INC.
SCHEDULE II—CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
(Amounts in thousands)

	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Deductions/ Write-offs	Balance at End of Period
Allowance for Doubtful Accounts
Year ended September 30, 2005	$565	$978	$(362)	$1,181
Year ended September 30, 2004	544	430	(409)	565
Year ended September 30, 2003	406	345	(207)	544

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mwi VETERINARY SUPPLY, INC.
By: /s/ MARY PATRICIA B. THOMPSON
Mary Patricia B. Thompson
(Vice President, Chief Financial Officer and Secretary)
Date: November 30, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of November 30, 2005.

/s/ JAMES F. CLEARY, JR.	/s/ MARY PATRICIA B. THOMPSON
James F. Cleary, Jr. Director, President and Chief Executive Officer (Principal Executive Officer)	Mary Patricia B. Thompson Vice President, Secretary and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ KEITH E. ALESSI	/s/ BRUCE C. BRUCKMANN
Keith E. Alessi (Director)	Bruce C. Bruckmann (Director)
/s/ JOHN F. MCNAMARA	/s/ BRETT A. PERTUZ
John F. McNamara (Director)	Brett A. Pertuz (Director)
/s/ ROBERT N. REBHOLTZ	/s/ STEPHEN C. SHERRILL
Robert N. Rebholtz (Director)	Stephen C. Sherrill (Director)

Index to Exhibits

Filed with the Annual Report
on Form 10-K for the
Year Ended September 30, 2005

Number	Description
3.1

Form of Amended and Restated Certificate of Incorporation of MWI Veterinary Supply, Inc., incorporated herein by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (Reg No. 333-124264).

3.2	Form of Amended and Restated Bylaws of MWI Veterinary Supply, Inc., incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (Reg No. 333-124264).
4.1	Form of MWI Veterinary Supply, Inc. common stock certificate, incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (Reg No. 333-124264).
4.2

Stockholders Agreement dated as of June 18, 2002 by and among MWI Holdings, Inc., Bruckmann, Rosser, Sherrill & Co. II, L.P., Agri Beef Co. and the other parties thereto, incorporated herein by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1 (Reg No. 333-124264).

4.3

Registration Rights Agreement dated as of June 18, 2002 by and between MWI Holdings, Inc., Bruckmann, Rosser, Sherrill & Co. II, L.P., Agri Beef Co. and the other parties thereto, incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1 (Reg No. 333-124264).

4.4

Executive Stock Agreement dated as of June 18, 2002 by and among MWI Veterinary Supply Co., MWI Holdings, Inc. and James Cleary, incorporated herein by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-1 (Reg No. 333-124264).*

4.5

Executive Stock Agreement dated as of June 18, 2002 by and among MWI Veterinary Supply Co., MWI Holdings, Inc. and Jeff Danielson, incorporated herein by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-1 (Reg No. 333-124264).*

4.6

Executive Stock Agreement dated as of June 18, 2002 by and among MWI Veterinary Supply Co., MWI Holdings, Inc. and James Hay, incorporated herein by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-1 (Reg No. 333-124264).*

4.7

Executive Stock Agreement dated as of June 18, 2002 by and among MWI Veterinary Supply Co., MWI Holdings, Inc. and James Ross, incorporated herein by reference to Exhibit 4.7 of the Company’s Registration Statement on Form S-1 (Reg No. 333-124264).*

4.8

Executive Stock Agreement dated as of June 18, 2002 by and among MWI Veterinary Supply Co., MWI Holdings, Inc. and Mary Pat Thompson, incorporated herein by reference to Exhibit 4.8 of the Company’s Registration Statement on Form S-1 (Reg No. 333-124264).*

4.9

First Amendment to Executive Stock Agreement dated as of May 6, 2005 by and among MWI Veterinary Supply, Inc., MWI Veterinary Supply Co. and James F. Cleary, Jr., incorporated herein by reference to Exhibit 4.9 of the Company’s Registration Statement on Form S-1 (Reg No. 333-124264).*

4.10

First Amendment to Executive Stock Agreement dated as of May 5, 2005 by and among MWI Veterinary Supply, Inc., MWI Veterinary Supply Co. and Jeffrey J. Danielson, incorporated herein by reference to Exhibit 4.10 of the Company’s Registration Statement on Form S-1 (Reg No. 333-124264).*

4.11

First Amendment to Executive Stock Agreement dated as of May 6, 2005 by and among MWI Veterinary Supply, Inc., MWI Veterinary Supply Co. and James S. Hay, incorporated herein by reference to Exhibit 4.11 of the Company’s Registration Statement on Form S-1 (Reg No. 333-124264).*

4.12

First Amendment to Executive Stock Agreement dated as of May 6, 2005 by and among MWI Veterinary Supply, Inc., MWI Veterinary Supply Co. and James M. Ross, incorporated herein by reference to Exhibit 4.12 of the Company’s Registration Statement on Form S-1 (Reg No. 333-124264).*

4.13

First Amendment to Executive Stock Agreement dated as of May 6, 2005 by and among MWI Veterinary Supply, Inc., MWI Veterinary Supply Co. and Mary Patricia B. Thompson, incorporated herein by reference to Exhibit 4.13 of the Company’s Registration Statement on Form S-1 (Reg No. 333-124264).*

10.1

Credit Agreement dated as of June 18, 2002 among the financial institutions from time to time parties thereto, Bank of America, N.A. and MWI Veterinary Supply Co., incorporated herein by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (Reg No. 333-124264).

10.2

First Amendment to Credit Agreement dated as of August 13, 2002 by and between MWI Veterinary Supply Co., the Lenders and Bank of America, N.A., incorporated herein by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 (Reg No. 333-124264).

10.3

Second Amendment to Credit Agreement dated as of December 19, 2003 by and among MWI Veterinary Supply Co., the Lenders and Bank of America, N.A., incorporated herein by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 (Reg No. 333-124264).

10.4

Third Amendment to Credit Agreement dated as of September 1, 2004 by and between MWI Veterinary Supply Co., the Lenders and Bank of America, N.A., incorporated herein by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 (Reg No. 333-124264).

10.5

Fourth Amendment to Credit Agreement dated as of September 28, 2004 by and among MWI  Veterinary Supply Co., the Lenders and Bank of America, N.A., incorporated herein by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 (Reg No. 333-124264).

10.6

Subsidiary Borrower Joinder Agreement dated as of December 15, 2004 by Memorial Pet Care, Inc. and Bank of America, N.A., incorporated herein by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 (Reg No. 333-124264).

10.7

Fifth Amendment to Credit Agreement dated as of March 28, 2005 by and among MWI Veterinary Supply Co. and Memorial Pet Care, Inc., the Lenders and Bank of America, N.A., incorporated herein by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 (Reg No. 333-124264).

10.8

Sixth Amendment to Credit Agreement, Consent and Waiver, dated as of April 20, 2005 by and among MWI Veterinary Supply Co. and Memorial Pet Care, Inc., the Lenders and Bank of America, N.A., incorporated herein by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 (Reg No. 333-124264).

10.9

Note in the amount of $45,862,069 from MWI Veterinary Supply Co. and Memorial Pet Care, Inc. to Bank of America, N.A. dated December 15, 2004, incorporated herein by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 (Reg No. 333-124264).

10.10

Note in the amount of $24,137,931 from MWI Veterinary Supply Co. and Memorial Pet Care, Inc. to General Electric Capital Corporation dated December 15, 2004, incorporated herein by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (Reg No. 333-124264).

10.11	2002 Stock Option Plan, incorporated herein by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 (Reg No. 333-124264).*
10.12

Lease Agreement dated June 20, 2003 between Rafanelli and Nahas and MWI Veterinary Supply Co., incorporated herein by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 (Reg No. 333-124264).

10.13

Ethical Distribution Agreement dated as of January 1, 2004 by and between Fort Dodge Animal Health and MWI Veterinary Supply Co., as amended, incorporated herein by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 (Reg No. 333-124264).

10.14

Livestock Products Agreement effective as of January 1, 2005 by and between Pfizer Inc. and MWI Veterinary Supply Co., incorporated herein by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 (Reg No. 333-124264).

10.15

Termination of Management and Consulting Services Agreement dated as of June 3, 2005 between MWI Veterinary Supply Co., Bruckmann, Rosser, Sherrill & Co., L.L.C. and Agri Beef Co., incorporated herein by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1 (Reg No. 333-124264).

10.16

Agreement for Product Purchases dated as of June 30, 2005 by and between MWI Veterinary Supply Co. and Medical Management International, Inc., dba Banfield, The Pet Hospital®, incorporated herein by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1 (Reg No. 333-124264).†

10.17

Agreement for Logistics Services dated as of June 30, 2005 by and between MWI Veterinary Supply Co. and Medical Management International, Inc., dba Banfield, The Pet Hospital®, incorporated herein by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1 (Reg No. 333-124264).†

10.18

MWI Veterinary Supply, Inc. 2005 Stock-Based Incentive Compensation Plan, adopted July 27, 2005, incorporated herein by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1 (Reg No. 333-124264).*

10.19	Form of Option Letter, incorporated herein by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-1 (Reg No. 333-124264).
21.1	Subsidiaries of MWI Veterinary Supply, Inc.
23	Consent of Deloitte & Touche LLP.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.

†                    Certain portions of the exhibit have been omitted pursuant to a confidential treatment request submitted to and approved by the SEC.