Form 10-Q
period 2005-12-31
MWI Veterinary Supply, Inc.
filed 2006-02-06
CIK 1323974

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Quarter Ended: December 31, 2005	Commission File Number: 000-51468

MWI VETERINARY SUPPLY, INC.
(Exact name of Registrant as specified in its Charter)

Delaware	02-0620757
(State or other jurisdiction)	(I.R.S. Employer Identification Number)

651 S. Stratford Drive, Suite 100 Meridian, ID	83642
(Address of principal executive offices)	(Zip Code)

(800) 824-3703
(Registrant’s telephone number, including area code)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer  ☐     Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding at January 31, 2006 was 10,583,303.

MWI VETERINARY SUPPLY, INC.

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

MWI VETERINARY SUPPLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)
 (unaudited)

	Three-months ended December 31,
	2005	2004
Revenues:
Product sales	$127,048	$101,260
Product sales to related party	9,355	6,805
Commissions	1,413	929
Total revenues	137,816	108,994

Cost of product sales	115,064	92,370
Gross profit	22,752	16,624

Selling, general and administrative expenses	14,553	11,016
Depreciation and amortization	442	340
Operating income	7,757	5,268

Other income (expense):
Interest expense	(555)	(1,769)
Earnings of equity method investees	45	32
Other	90	67
Total other expense	(420)	(1,670)

Income before taxes	7,337	3,598
Income tax expense	(2,898)	(1,942)

Net income	$4,439	$1,656

Earnings per share:
Basic	$0.42	$0.33
Diluted	$0.41	$0.28

Weighted average common shares outstanding:
Basic	10,578	5,062
Diluted	10,864	5,882

See Notes to Condensed Consolidated Financial Statements

MWI VETERINARY SUPPLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)
(unaudited)

	Three-months ended December 31,
	2005	2004
Net income	$4,439	$1,656
Other comprehensive income:
Interest rate swap: Change in fair value, net of tax of $15	—	23
Total comprehensive income	$4,439	$1,679

See Notes to Condensed Consolidated Financial Statements

MWI VETERINARY SUPPLY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars and shares in thousands, except per share data)
 (unaudited)

	December 31, 2005	September 30, 2005

Assets

Current Assets:
Cash	$30	$31
Receivables, net	76,820	77,099
Inventories	71,957	68,786
Prepaid expenses and other current assets	1,918	2,011
Assets held for sale	1,422	—
Deferred income taxes	549	482
Total current assets	152,696	148,409

Property and equipment, net	5,899	6,919
Goodwill	29,739	29,739
Intangibles, net	1,597	1,644
Other assets, net	1,547	1,533

Total assets	$191,478	$188,244

Liabilities And Stockholders’ Equity

Current Liabilities:
Line-of-credit	$27,283	$24,690
Accounts payable	63,922	69,382
Accrued expenses	7,959	6,341
Current maturities of long-term debt	97	97
Total current liabilities	99,261	100,510

Deferred income taxes	641	650

Long-term debt	292	390

Commitments and contingencies

Stockholders’ Equity
Common stock $0.01 par value, 20,000 authorized; 10,583 and 10,576 shares issued and outstanding, respectively	106	106
Additional paid in capital	78,547	78,396
Retained earnings	12,631	8,192
Total stockholders’ equity	91,284	86,694
Total liabilities and stockholders’ equity	$191,478	$188,244

See Notes to Condensed Consolidated Financial Statements

MWI VETERINARY SUPPLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share data)
 (unaudited)

	Three-months ended December 31,
	2005	2004
Cash Flows From Operating Activities:
Net income	$4,439	$1,656
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation and amortization	445	340
Amortization of debt issuance costs	35	35
Deferred income taxes	(76)	40
Earnings of equity method investees	(45)	(32)
Distribution from equity method investees	—	—
Gain on disposal of property and equipment	—	(2)
Accretion of redeemable preferred stock	—	1,134
Other	(10)	—
Changes in operating assets and liabilities (net of
effects of acquisitions):
Receivables	279	2,463
Inventories	(3,171)	(1,477)
Prepaid expenses and other current assets	93	119
Accounts payable	(5,078)	1,954
Accrued expenses	1,618	494
Net cash (used in)/provided by operating activities	(1,471)	6,724

Cash Flows From Investing Activities:
Purchases of property and equipment	(1,182)	(756)
Business acquisitions	—	(412)
Sale of property and equipment	—	2
Other	5	—
Net cash used in investing activities	(1,177)	(1,166)

Cash Flows From Financing Activities:
Net borrowings (payments) on line-of-credit	2,593	(5,971)
Proceeds from stock options	137	—
Tax benefit of common stock options	14	—
Proceeds from issuance of debt	—	485
Payment on debt	(97)	(72)
Net cash provided by/(used in) financing activities	2,647	(5,558)

Decrease in Cash	(1)	—

Cash at Beginning of Period	31	28

Cash at End of Period	$30	$28

Supplemental Disclosures:
Cash paid for interest	$485	$575
Cash paid for income tax	341	44

See Notes to Condensed Consolidated Financial Statements

MWI VETERINARY SUPPLY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars and shares in thousands, except per share data)

(unaudited)

NOTE 1 – GENERAL

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the results of operations, statement of comprehensive income, financial position and cash flows of MWI Veterinary Supply, Inc., formerly named MWI Holdings, Inc., and its wholly-owned subsidiaries (“the Company”).  All material intercompany balances have been eliminated.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of the Company for the periods presented. These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s 2005 Annual Report on Form 10-K filed with the Securities Exchange Commission on December 1, 2005.  The results of operations for the three-months ended December 31, 2005 are not necessarily indicative of results to be expected for the entire fiscal year.

The Company’s unaudited Condensed Consolidated Balance Sheet as of September 30, 2005 has been derived from the audited Consolidated Balance Sheet as of that date.

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

Revenue Recognition

MWI sells products that it sources from vendors to its customers through either a “buy/sell” transaction or an agency relationship with its vendors. In a “buy/sell” transaction, MWI purchases or takes inventory of products from the vendor. When a customer places an order with MWI, the Company picks, packs, ships and invoices the customer for the order. MWI recognizes revenue from “buy/sell” transactions as product sales when the product is delivered to the customer. The Company accepts product returns from its customers. The Company estimates returns based on historical experience and recognizes these estimated returns as a reduction of product sales. Product returns have not been significant to the Company’s financial statements. In an agency relationship, MWI does not purchase and take inventory of products from its vendors. MWI receives an order from a customer, then transmits the order to the vendor, who picks, packs and ships the order to the customer. In some cases, the vendor invoices and collects payment from the customer, while in other cases MWI invoices and collects payment from the customer on behalf of the vendor. MWI receives a commission payment for soliciting the order from the customer and for providing other customer service activities. Commissions are recognized when the services upon which the commissions are based are complete. Gross billings from agency contracts were $26,869 and $18,466 for the three-months ended December 31, 2005 and 2004, respectively, and generated commission revenue of $1,413 and $929, respectively.

NOTE 2 – EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 clarifies that inventory costs that are “abnormal” are required to be charged to expense as incurred as opposed to being capitalized into inventory as a product cost. SFAS 151 provides examples of “abnormal” costs that include costs of idle facilities, excess freight and handling costs, and wasted material (spoilage). SFAS 151 was effective for the Company’s fiscal year beginning October 1, 2005 and did not have a material effect on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised), Share-Based Payment (“SFAS 123 R”). SFAS 123 R replaces SFAS No.123, Accounting for Stock-based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock

Based Compensation–Transition and Disclosure and supersedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. Adoption of SFAS 123 R requires the Company to record non-cash expense for the Company’s stock compensation plans using the fair value method. SFAS 123 R was effective for the Company on October 1, 2005 and the adoption of SFAS 123 R did not have a material effect on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets–An Amendment of APB Opinion No. 29 (“SFAS 153”), which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company adopted SFAS 153 as of October 1, 2005 and the adoption did not have a material effect on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 replaces FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and replaces ABP No. 20, Accounting Changes. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and will be effective for the Company for its fiscal year beginning October 1, 2006. The adoption of SFAS 154 is not expected to have a material effect on the Company’s consolidated financial statements.

In September 2005, the Emerging Issues Task Force issued EITF No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty (“EITF 04-13”). EITF 04-13 requires that purchases and sales of inventory with the same counterparty be accounted for as a nonmonetary transaction within the scope of APB No. 29, Accounting for Nonmonetary Transactions. EITF 04-13 is effective for new arrangements entered into, or modifications or renewals of existing arrangements, beginning in the first interim or annual reporting period beginning after March 15, 2006. The adoption of EITF 04-13 is not expected to have a material effect on the Company’s consolidated financial statements.

NOTE 3 – RECEIVABLES

	December 31, 2005	September 30, 2005
Trade	$66,719	$69,969
Vendor rebates and programs	11,217	6,882
Related party	12	1,429
	77,948	78,280
Allowance for doubtful accounts	(1,128)	(1,181)
	$76,820	$77,099

Approximately 9% and 10% of the Company’s product sales resulted from transactions with a single customer during the three-months ended December 31, 2005 and 2004, respectively. Approximately 10% and 7% of the Company’s trade receivables resulted from transactions with this single customer as of December 31, 2005 and September 30, 2005, respectively.

Approximately 7% and 6% of the Company’s product sales resulted from transactions with Feeders’ Advantage LLC, a related party, during the three-months ended December 31, 2005 and 2004, respectively.

NOTE 4 – PROPERTY AND EQUIPMENT

	December 31, 2005	September 30, 2005
Land	$—	$169
Buildings and leasehold improvements	1,175	2,293
Machinery, furniture and equipment	8,814	8,140
Computer equipment	2,823	2,759
Construction in progress	93	630
	12,905	13,991

Accumulated depreciation and amortization	(7,006)	(7,072)
	$5,899	$6,919

The Company recorded depreciation expense of $398 and $340 for the three-months ended December 31, 2005 and 2004, respectively.

During the three-months ended December 31, 2005 the Company relocated from its existing, owned distribution center to a new larger leased facility located in Denver, Colorado and entered into an agreement to sell the owned distribution center. The sale of the distribution center is expected to close during the three-months ended March 31, 2006.  The Company evaluated the assets to be sold under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and determined that there was no impairment at December 31, 2005. The Company has classified the $1,422 of net book value to be sold as “Assets held for sale” in its Condensed Consolidated Balance Sheet at December 31, 2005.

NOTE 5 – INTANGIBLES

	Useful Life	December 31, 2005	September 30, 2005
Amortizing:
Customer lists	10 years	$1,589	$1,589
Covenants not to compete	5 years	112	112
Other	5 years	36	36
		1,737	1,737

Accumulated amortization		(192)	(145)
		1,545	1,592
Non-Amortizing:
Trade names		52	52

		$1,597	$1,644

Projected amortization expense for existing intangible assets is $189 for each of the fiscal years ending 2006, 2007, 2008, and 2009 and $166 for the fiscal year ending 2010.

NOTE 6 – LINE-OF-CREDIT AND LONG-TERM DEBT

Line-of-Credit–The Company has a line-of-credit agreement with two lenders for a credit facility that allows for borrowings up to $70,000. The line-of-credit is secured by a security interest in substantially all of the Company’s assets and terminates on June 18, 2007. Interest is due monthly at the following rates: 1) LIBOR plus a margin (5.85% at December 31, 2005); or 2) the prime rate (7.25% at December 31, 2005). The lenders also receive an unused line fee and letter of credit fee equal to 0.375% of the unused amount of the revolving credit facility. The Company’s outstanding balance on this facility at December 31, 2005 was $27,283. The line-of-credit contains certain restrictive financial covenants as well as restrictions on dividend payments and future debt borrowings. The credit agreement allows the Company to issue up to $10,000 in letters of credit. The letters of credit typically act as guarantee of payment to certain third parties in accordance with specified terms and conditions. The Company had four letters of credit totaling $400 at December 31, 2005. There were no outstanding borrowings on these letters of credit at December 31, 2005.

Long-Term Debt—On January 3, 2005, the Company issued an unsecured non-negotiable promissory note in the aggregate principal amount of $487 in partial consideration for the purchase of substantially all the assets of Vetpo Distributors, Inc. The note bears interest at the prime rate (7.25% at December 31, 2005), payable quarterly. The principal of the note is payable in five equal annual installments and matures on January 1, 2010.  The balance on this promissory note was $389 at December 31, 2005.

NOTE 7 – STOCK OPTIONS

The Company has two stock-based award plans, the 2002 Stock Option Plan and the 2005 Stock-Based Award and Incentive Compensation Plan (the “2005 Plan”).  The 2005 Plan allows the Company’s Board of Directors to grant common stock options, restricted stock, deferred units and other stock-based awards to directors, executives and other key employees.  These plans have been developed to provide additional incentives by allowing equity ownership in the Company and, as a result, encouraging them to contribute to its success.  At December 31, 2005, the Company had 567,563 options to purchase common stock outstanding (374,163 vested and exercisable) with a weighted average exercise price of $4.05 and expiring through September 2015.  At December 31, 2005, the Company had 1,698,932 stock-based awards available to be issued under its stock-based award plans.

Effective October 1, 2005, the Company adopted the provisions of SFAS No. 123 R for its share-based compensation plans. The Company previously accounted for these plans under the recognition and measurement principals of APB No. 25 and related interpretations and disclosure requirements established by SFAS 123, as amended by SFAS No. 148. Under APB No. 25, no compensation expense was recorded in earnings for the Company’s stock-based awards granted under the Company’s stock-based award plans. The pro forma effects on net income and earnings per share for stock-based awards were instead disclosed in a footnote to the financial statements. Under SFAS 123 R, all share-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense in earnings over the requisite service period.

The Company adopted SFAS 123 R using the modified prospective method. Under this transition method, compensation expense includes the expense for all share-based awards granted prior to, but not yet vested as of October 1, 2005 excluding those options initially valued using the minimum value method.  At October 1, 2005, all of the Company’s options to purchase common stock were either vested and exercisable or were initially valued using the minimum value method. Therefore, the Company recognized no compensation expense for stock-based awards in the first quarter of fiscal 2006. In the first quarter of fiscal 2005, compensation expense that would have been recorded had the Company adopted the fair value method (all of which would have been determined using the minimum value method) was not significant.

NOTE 8 – INCOME TAXES

The Company’s effective tax rate for the three-months ended December 31, 2005 and 2004 was 39.5% and 54.0%, respectively.  The decrease in the effective rate in the three-months ended December 31, 2005 as compared to the same quarter in the prior year was primarily a result of the elimination of the non-deductible accretion of dividends, recorded as interest expense, on the Series A preferred stock that was redeemed in August 2005.

NOTE 9 – COMPUTATION OF EARNINGS PER SHARE

	Three-months ended
	December 31, 2005		December 31, 2004
	Basic	Diluted	Basic	Diluted

Net income	$4,439	$4,439	$1,656	$1,656

Weighted average common shares outstanding	10,578	10,578	5,062	5,062
Effect of dilutive securities:
Stock options		286		321
Contingent stock		—		499
Weighted average shares outstanding		10,864		5,882

Earnings per share	$0.42	$0.41	$0.33	$0.28

Anti-dilutive shares excluded from calculation		10		—

NOTE 10 – RELATED PARTIES

MWI Veterinary Supply Co. (“MWI Co.”), a subsidiary of the Company, holds a 50.0% membership interest in Feeders’ Advantage, L.L.C (“Feeders’ Advantage”). MWI Co. charged Feeders’ Advantage for certain operating and administrative services of $153 and $105 for the three-months ended December 31, 2005 and 2004, respectively.  Sales of products to Feeders’ Advantage were $9,353 and $6,805 for the three-months ended December 31, 2005 and 2004, respectively

MWI Co. provides Feeders’ Advantage with a line-of-credit to finance its day-to-day operations. This line-of-credit bears interest at the prime rate. The interest due on the line-of-credit is calculated and charged to Feeders’ Advantage on the last day of each month. Conversely, to the extent MWI Co. has a payable balance due to Feeders’ Advantage, the payable balance accrues interest in favor of Feeders’ Advantage at the average federal funds rates in effect for that month.

The Company had a management and consulting services agreement with Bruckmann, Rosser, Sherrill & Co. LLC (“BRS LLC”) and Agri Beef Co., both related parties, which was terminated in August 2005. For the three-months ended December 31, 2004 the Company expensed $140 in management and other service fees under the agreement with BRS LLC and Agri Beef Co.

NOTE 11 – CONTINGENCIES AND COMMITMENTS

From time to time, in the normal course of business, the Company may become a party to legal proceedings that may have an adverse effect on the Company’s financial position, results of operations and cash flows.  At December 31, 2005 the Company was not a party to any material pending legal proceedings and was not aware of any claims that could have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of MWI Veterinary Supply, Inc.

Meridian, Idaho

We have reviewed the accompanying condensed consolidated balance sheet of MWI Veterinary Supply, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and the related condensed consolidated statements of income, comprehensive income, and cash flows for the three-month periods ended December 31, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of MWI Veterinary Supply, Inc. and subsidiaries as of September 30, 2005, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated November 22, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP
Boise, Idaho
January 31, 2006

Item 1A.  Risk Factors.

In addition to the factors discussed elsewhere in this Form 10 Q and those discussed in our Annual Report of Form 10-K, the following are important factors which could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of the Company.

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

The terms on which we purchase or sell products from many vendors of animal health products entitle us to receive a rebate based on the attainment of certain growth goals. If market conditions deteriorate, vendors may adversely change the terms of some or all of these rebate programs. Because the amount of rebates we earn is directly related to the attainment of pre-determined sales growth goals, and because the nature of the rebate programs and the amount of rebates available are determined by the vendors, there can be no assurance as to the amount of rebates that we will earn in any given year. Historically, we have been successful in achieving most rebate growth goals and have not experienced any material adverse impact on our results of operations and financial condition due to a change in a rebate program. Changes to any rebate program initiated by our vendors may have a material effect on our gross profit and our operating results in any given quarter or year. Vendors may reduce the amount of rebates offered under their programs, or increase the growth goals or other conditions we must meet to earn rebates to levels that we cannot achieve.

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

At December 31, 2005 we distributed more than 10,000 products sourced from more than 400 vendors to over 14,800 veterinary practices. We currently do not manufacture any of our products and are dependent on these vendors for our supply of products. Our top three vendors, Fort Dodge, Pfizer and Vedco, supplied products that accounted for approximately 48% of our revenues for our quarter ended December 31, 2005. Our ten largest vendors supplied products that accounted for approximately 74% of our revenues for our quarter ended December 31, 2005.

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

•                  Some of our third party vendors are subject to ongoing periodic unannounced inspection by regulatory authorities, including the Food and Drug Administration (“FDA”), the US Department of Agriculture (“USDA”), the Environmental Protection Agency (“EPA”), the Drug Enforcement Agency (“DEA”) and other federal and state agencies for compliance with strictly enforced regulations. We do not have control over our vendors’ compliance with these regulations and standards. Violations could potentially lead to interruptions in supply that could lead to lost sales to competitive products that are more readily available.

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

Banfield — The Pet Hospital (“Banfield”) and Feeders’ Advantage, a related party, our two largest customers, accounted for approximately 10% and 6% of our product sales for our fiscal year ended September 30, 2005, respectively, and 9% and 7% for the three-months ended December 31, 2005, respectively. Our ten largest customers, excluding Banfield and Feeders’ Advantage, accounted for approximately 6% of our product sales for our fiscal year ended September 30, 2005 and 7% for the three-months ended December 31, 2005. Our business and results of operations could be adversely affected if the business of these customers was lost. We cannot guarantee that we will maintain or improve our relationships with these customers or that we will continue to supply these customers at current levels. Banfield, Feeders’ Advantage and other customers may seek to purchase some of the products that we currently sell directly from the vendors or from one or more of our competitors. Furthermore, our customers are not required to purchase any minimum amount of products from us. The loss of Banfield or Feeders’ Advantage or a deterioration in our relations with either of them could significantly affect our financial condition and results of operations. Additionally, a deterioration in the financial condition of one or more of our customers could have a material adverse effect on our results of operations.

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

Certain of our borrowings, primarily borrowings on the revolving credit facility under our amended credit agreement, are at variable rates of interest and expose us to interest rate risk based on market rates. In the last year there has been a general increase in borrowing rates in the United States. If interest rates continue to increase, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash available for servicing our indebtedness would decrease. Our variable rate debt as of December 31, 2005 was approximately $27.7 million (comprised of $27.3 million credit facility and $389,232 promissory note).  Our interest expense for fiscal year 2005 was $2.5 million (excluding $4.1 million of accretion of our Series A preferred stock dividends) and was $555,445 for the three-months ended December 31, 2005.

MWI VETERINARY SUPPLY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollars in thousands, except per share data)

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

The Company sells products that it sources from its vendors to its customers through either a “buy/sell” transaction or an agency relationship with its vendors. In a “buy/sell” transaction, the Company purchases or takes inventory of products from its vendors. When a customer places an order, the Company picks, packs, ships and invoices the customer for the order. The Company records sales from “buy/sell” transactions, which account for the vast majority of the Company’s business, as revenue in conformity with generally accepted accounting principles in the United States. In an agency relationship, the Company does not purchase and take inventory of products from vendors. When the Company receives an order from a customer, the Company transmits the order to the vendor, who picks, packs and ships the order to the Company’s customer. In some cases, the vendor invoices and collects payment from the customer, while in other cases the Company invoices and collects payment from the customer on behalf of the vendor. The Company receives a commission payment for soliciting the order from the customer and for providing other customer service activities. The aggregate revenue the Company receives in agency transactions constitute the “commissions” line item on the Company’s statement of income and is recorded in conformity with accounting principles generally accepted in the United States. The vendor determines the method the Company uses to sell its products. Historically, vendors have occasionally switched between the “buy/sell” and agency models for particular products in response to market conditions related to that particular product. A switch between models can impact the Company’s revenues, gross margin, gross margin percentage and operating income.  For more information on the Company’s business see the Company’s Annual Report on Form 10-K filed with the Securities Exchange Commission on December 1, 2005.

Results of Operations

The following table summarizes the Company’s results of operations for the three-months ended December 31, 2005 and 2004 in dollars and as a percentage of total revenues.

	Three-Months Ended December 31,
	2005		2004
Revenues:
Product sales	$127,048	92.2%	$101,260	92.9%
Product sales to related party	9,355	6.8	6,805	6.2
Commissions	1,413	1.0	929	0.9
Total revenues	137,816	100.0	108,994	100.0

Cost of product sales	115,064	83.5	92,370	84.7
Gross profit	22,752	16.5	16,624	15.3
Selling, general and administrative expenses	14,553	10.6	11,016	10.1
Depreciation and amortization	442	0.3	340	0.4
Operating income	7,757	5.6	5,268	4.8
Other income (expense):
Interest expense (1)	(555)	(0.4)	(1,769)	(1.6)
Earnings of equity method investees	45	-	32	-
Other	90	0.1	67	0.1
Total other expense	(420)	(0.3)	(1,670)	(1.5)
Income before taxes	7,337	5.3	3,598	3.3
Income tax expense	(2,898)	(2.1)	(1,942)	(1.8)

Net income	$4,439	3.2%	$1,656	1.5%

Earnings Per Share:
Basic	$0.42		$0.33
Dilutive	$0.41		$0.28

Shares used in earnings per share calculation (in ‘000s):
Basic	10,578		5,062
Dilutive	10,864		5,882

Other Data:
Product sales from Internet as a percentage of sales
	23%		21%
Field sales representatives (at end of period)
	132		114
Telesales representatives (at end of period)
	95		79
Fill rate (2)	98%		98%

(1)

The three-months ended December 31, 2004 includes $1,134 accretion of our Series A preferred stock dividends, which was non-deductible for income tax purposes, as a component of interest expense. The Company redeemed all the Series A preferred stock and accrued dividends in August 2005.

(2)

Defined as, for any period, the dollar value of orders shipped the same day they were placed from any distribution center expressed as a percentage of the total dollar value of the orders placed by customers in the period.

Three-months Ended December 31, 2005 Compared to Three-months Ended December 31, 2004

Total Revenues.  Total revenues increased 26.4% to $137,816 for the three-months ended December 31, 2005 from $108,994 for the three-months ended December 31, 2004.  This increase was attributable to an increase in product sales volumes of a wide variety of products to both existing and new customers. The amount of the increase in product sales attributable to customers obtained subsequent to the end of the prior comparative period was approximately $12,532 with the remaining increase attributable to existing customers. Included in the $12,532 are revenues from customers acquired as part of the Vetpo Distributors, Inc. acquisition that was completed in January 2005.  Revenues improved in the three-months ended December 31,2005 as compared to the corresponding period in the prior year as a result of the addition of non-steroidal anti-inflammatory drugs for dogs, the addition of new cattle antibiotics and the conversion to a buy/sell arrangement for an equine West Nile Virus vaccine that was a commission-based agency relationship in the comparative period in the prior year.

Gross Profit.  Gross profit increased by 36.9% to $22,752 for the three-months ended December 31, 2005 from $16,624 for the three-months ended December 31, 2004.  The increase in gross profit is a result of increased total revenues as discussed above and increased vendor rebates. Vendor rebates contributed to the gross profit dollar improvement by $2,837 for the three-months ended December 31, 2005 as compared to three-months ended December 31, 2004.  Vendor rebates have historically been highest during the Company’s first fiscal quarter ended December 31, since certain significant vendor rebate programs are designed to include annual targets to be achieved based on the calendar year.  The growth in vendor rebates during the three-months ended December 31, 2005 as compared to the three-months ended December 31, 2004 was attributable to the Company’s calendar year sales growth with key vendors and the addition of new programs related to new product offerings.  Gross profit as a percentage of total revenues was 16.5% for the three-months ended December 31, 2005, compared to 15.3% for the same period in the prior year.  The increase in the Company’s gross profit as a percentage of total revenues was primarily due to an increase in vendor rebates and an increase in commission revenue on agency products sold. Partially offsetting these improvements were increases in freight costs as a result of higher fuel and transportation costs.

Selling, General and Administrative (“SG&A”).  SG&A increased 32.1% to $14,553 for the three-months ended December 31, 2005 from $11,016 for the three-months ended December 31, 2004.  The dollar increase was primarily due to increased compensation costs, outside fees and services, location and travel and occupancy costs.  Compensation costs increased as a result of additional headcount of 113 associates, primarily related to the acquisition of Vetpo and an increase in the Company’s distribution centers.  Compensation costs also increased as a result of increased sales commissions that are directly correlated with the sales growth.  The increase in outside fees and services were primarily due to the Company’s use of temporary workforce to support its sales growth and demands in its distribution centers, increased professional services fees related to operating as a public company and increased credit card and other bank fees.  Increases in location and travel cost are due to increased headcount and costs to support the Company’s sales growth.  Increases in occupancy costs are due primarily to the distribution center acquired in the Vetpo acquisition and the relocation of the Company’s distribution centers in Nampa, Idaho and Denver, Colorado from owned properties to leased properties.

Depreciation and Amortization.  Depreciation and amortization expense increased 30.0% to $442 for the three-months ended December 31, 2005 from $340 for the three-months ended December 31, 2004.  This increase was due primarily to amortization of intangible assets acquired with the purchase of Vetpo.  In addition, depreciation expense increased as a result of the facility acquired with Vetpo and capital expenditures for delivery trucks used at the Company’s warehouse facilities to support its sales growth.  The Company expects that depreciation and amortization expense related to leasehold improvements will increase as a result of the relocation of the Company’s Denver, Colorado distribution center from an approximately 24,000 square foot facility to an approximately 58,000 square foot facility in December 2005, and as a result of the Company’s planned addition of a distribution center located in Orlando, Florida.

Other Expenses.  Other expenses decreased 74.9% to $420 for the three-months ended December 31, 2005 from $1,670 for the three-months ended December 31, 2004. The decrease in other expenses was primarily due to a reduction in interest expense of $1,214 in the three-months ended December 31, 2005 as compared to the same period in the prior year. Included in interest expense for the three-months ended December 31, 2004 is accretion of dividends on the Series A preferred stock of $1,134. The Series A preferred stock was redeemed in August 2005.

Income Tax Expense.  The Company’s effective tax rate was 39.5% and 54.0% for the three-months ended December 31, 2005 and 2004, respectively. The decrease in the effective rate in the quarter ended December 31, 2005 as compared to the same quarter in the prior year was primarily a result of the elimination of the non-deductible accretion of dividends on the Series A preferred stock that were redeemed in August 2005.

Critical Accounting Policies

The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  The accompanying condensed consolidated financial statements are prepared using the same critical accounting policies discussed in the Company’s Annual Report on Form 10-K.

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

The Company has a line-of-credit agreement with two lenders for a credit facility that allows for borrowings up to $70,000. The line-of-credit is secured by a security interest in substantially all of the Company’s assets and terminates on June 18, 2007. Interest is due monthly at the following rates: 1) the London Interbank Offered Rate (LIBOR) plus a margin (5.85% at December 31, 2005); or 2) the prime rate (7.25% at December 31, 2005). The lenders also receive an unused line fee and letter of credit fee equal to 0.375% of the unused amount of the revolving credit facility.  The Company’s outstanding balance on this facility at December 31, 2005 was $27,283 of which $16,000 carried an interest rate at LIBOR and $11,283 carried an interest rate at the prime rate.  The line-of-credit contains certain restrictive financial covenants as well as restrictions on dividend payments and future debt borrowings.

From time to time the Company issues letters of credit to act as guarantee of payment to specified third parties. At December 31, 2005, the Company had four letters of credit totaling $400 and at September 30, 2005 the Company had three letters of credit totaling $300.  There were no outstanding borrowings on these letters of credit at December 31, 2005 or September 30, 2005.

Operating Activities.  For the three-months ended December 31, 2005, cash used in operations was $1,471, and was primarily attributable to a decrease in accounts payable of $5,078 and an increase in inventories of $3,171. The decrease in accounts payable was primarily due to timing of inventory purchases and associated payments.  Increases in inventories are primarily attributable to purchases made in advance of vendor price increases.  For the three-months ended December 31, 2004 net cash provided by operating activities was $6,724, and was primarily attributable to a decrease in accounts receivable of $2,463 and an increase of $1,954 in accounts payable, partially offset by an increase in inventories of $1,477. The decrease in accounts receivable was a result of the collection of customer accounts that were offered extended payment terms and the increase in accounts payable was due to timing of inventory purchases.

Investing Activities.  For the three-months ended December 31, 2005, net cash used in investing activities was $1,177 compared to net cash used by investing activities of $1,166 for the three-months ended December 31, 2004.  Net cash used by investing activities for the three-months ended December 31, 2005 was primarily due to capital expenditures of $1,182 related to relocating the Company’s existing distribution center to a new larger distribution center in Denver, Colorado.  Net cash used in investing activities for the three-months ended December 31, 2004 was primarily attributable to capital expenditures and the acquisition of Memorial Pet Care, Inc.

Financing Activities.  For the three-months ended December 31, 2005, net cash provided in financing activities was $2,647, and was primarily attributable to borrowings made on the Company’s revolving credit facility.  For the three-months ended December 31, 2004, net cash used by financing activities was $5,558, which was a result of payments on the Company’s revolving credit facility.  The Company’s revolving credit facility is used to finance the Company working capital requirements and fluctuates based on timing of payables and collection of receivables.

Contractual Obligations and Guarantees

For information on contractual obligations and guarantees, see the Company’s 2005 Annual Report on Form 10-K. During the three-months ended December 31, 2005 the Company entered into a lease agreement for an approximate 29,000 square foot distribution center located in Orlando, Florida.  The Company’s average annual lease expense is $183 per year and the lease expires in 2013.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks primarily from changes in interest rates in the United States. The Company does not engage in financial transactions for trading or speculative purposes.

The interest payable on the revolving credit facility under the amended credit agreement is based on variable interest rates and is therefore affected by changes in market interest rates. If the weighted average interest rate on the variable rate indebtedness rose 64 basis points (a 10.0% change from the calculated weighted average interest rate as of December 31, 2005), assuming no change in the outstanding balance on the revolving credit facility under the amended credit agreement ($27,283 as of December 31, 2005), the annualized income before taxes and cash flows from operating activities would decline by approximately $176. If the weighted average interest rate on the variable rate indebtedness decreased 64 basis points (a 10.0% change from the calculated weighted average interest rate as of December 31, 2005), assuming no change in the outstanding balance on the revolving credit facility under the amended credit agreement, the annualized income before taxes and cash flows from operating activities would increase by approximately $176.

Item 4.  Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of December 31, 2005.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

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

PART II.  OTHER INFORMATION

Cautionary Statement for Purposes of “Safe Harbor Provisions” of the Private Securities Litigation Reform Act of 1995

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about the Company’s beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend” and similar expressions. These statements include, among others, statements regarding the Company’s expected business outlook, anticipated financial and operating results, the Company’s business strategy and means to implement its strategy, the Company’s objectives, the amount and timing of capital expenditures, the amount and timing of interest expense, the likelihood of the Company’s success in expanding the Company’s business, financing plans, budgets, working capital needs and sources of liquidity.

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

Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the Securities and Exchange Commission, or SEC, the Company is under no obligation to publicly update or revise any forward-looking statements, whether as a result of any new information, future events or otherwise. Potential investors should not place undue reliance on the Company’s forward-looking statements. Before you invest in the Company’s common stock, you should be aware that the occurrence of the events described in the “Risk Factors” section in Section 1A in this Form 10-Q and filed in the Company’s Annual Report on Form 10-K could harm the Company’s business, prospects, operating results, and financial condition. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results or performance.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

15	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MWI Veterinary Supply, Inc.
(Registrant)

Date: February 6, 2006	/S/ Mary Patricia B. Thompson
Mary Patricia B. Thompson
Vice President, Secretary and Chief Financial Officer