Form 10-Q
period 2006-03-31
MWI Veterinary Supply, Inc.
filed 2006-05-05
CIK 1323974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended: March 31, 2006	Commission File Number: 000-51468

MWI VETERINARY SUPPLY, INC.
(Exact name of Registrant as specified in its Charter)

Delaware	02-0620757
(State or other jurisdiction)	(I.R.S. Employer Identification Number)

651 S. Stratford Drive, Suite 100
Meridian, ID	83642
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding at May 1, 2006 was 10,593,842.

MWI VETERINARY SUPPLY, INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

MWI VETERINARY SUPPLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three-months ended March 31,		Six-months ended March 31,
	2006	2005	2006	2005
Revenues:
Product sales	$133,255	$108,888	$260,303	$210,148
Product sales to related party	8,001	6,142	17,356	12,947
Commissions	2,093	1,380	3,506	2,309
Total revenues	143,349	116,410	281,165	225,404

Cost of product sales	123,421	99,938	238,485	192,308
Gross profit	19,928	16,472	42,680	33,096

Selling, general and administrative expenses	15,159	12,803	29,712	23,819
Depreciation and amortization	473	387	915	727
Operating income	4,296	3,282	12,053	8,550

Other income (expense):
Interest expense	(578)	(1,776)	(1,133)	(3,545)
Earnings of equity method investees	37	27	82	59
Other	137	57	227	124
Total other expense	(404)	(1,692)	(824)	(3,362)

Income before taxes	3,892	1,590	11,229	5,188
Income tax expense	(1,537)	(995)	(4,435)	(2,937)

Net income	$2,355	$595	$6,794	$2,251

Earnings per share:
Basic	$0.22	$0.12	$0.64	$0.44
Diluted	$0.22	$0.10	$0.62	$0.38

Weighted average common shares outstanding:
Basic	10,586	5,062	10,582	5,062
Diluted	10,884	5,878	10,873	5,880

See Notes to Condensed Consolidated Financial Statements

MWI VETERINARY SUPPLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three-months ended March 31,		Six-months ended March 31,
	2006	2005	2006	2005
Net income	$2,355	$595	$6,794	$2,251
Other comprehensive loss:
Interest rate swap:
Change in fair value, net of tax of $2 and $17, respectively	—	4	—	27
Total comprehensive income	$2,355	$599	$6,794	$2,278

See Notes to Condensed Consolidated Financial Statements

MWI VETERINARY SUPPLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars and shares in thousands, except per share data)
(unaudited)

	March 31, 2006	September 30, 2005
Assets

Current Assets:
Cash	$34	$31
Receivables, net	82,291	77,099
Inventories	63,827	68,786
Prepaid expenses and other current assets	1,797	2,011
Deferred income taxes	581	482
Total current assets	148,530	148,409

Property and equipment, net	6,298	6,919
Goodwill	29,739	29,739
Intangibles, net	1,551	1,644
Other assets, net	2,962	1,533
Total assets	$189,080	$188,244

Liabilities And Stockholders’ Equity

Current Liabilities:
Line-of-credit	$24,654	$24,690
Accounts payable	63,040	69,382
Accrued expenses	6,583	6,341
Current maturities of long-term debt	97	97
Total current liabilities	94,374	100,510

Deferred income taxes	601	650

Long-term debt	292	390

Commitments and contingencies

Stockholders’ Equity
Common stock $0.01 par value, 20,000 authorized; 10,593 and 10,576 shares issued and outstanding, respectively	106	106
Additional paid in capital	78,721	78,396
Retained earnings	14,986	8,192
Total stockholders’ equity	93,813	86,694
Total liabilities and stockholders’ equity	$189,080	$188,244

See Notes to Condensed Consolidated Financial Statements

MWI VETERINARY SUPPLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except per share data)
(unaudited)

	Six-months ended March 31,
	2006	2005
Cash Flows From Operating Activities:
Net income	$6,794	$2,251
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	918	731
Amortization of debt issuance costs	70	70
Deferred income taxes	(148)	(149)
Earnings of equity method investees	(82)	(60)
Gain on disposal of property and equipment	(62)	(4)
Accretion of redeemable preferred stock	—	2,315
Distribution of equity method investee	—	43
Other	(9)	—
Changes in operating assets and liabilities (net of effects of acquisitions):
Receivables	(5,192)	(522)
Inventories	4,959	15
Prepaid expenses and other current assets	214	101
Accounts payable	(5,731)	5,370
Accrued expenses	272	510
Net cash provided by operating activities	2,003	10,671

Cash Flows From Investing Activities:
Purchases of property and equipment	(2,238)	(1,165)
Deposit for property and equipment acquisition	(1,414)	—
Business acquisitions	—	(5,032)
Sale of property and equipment	1,455	4
Other	6	(16)
Net cash used in investing activities	(2,191)	(6,209)

Cash Flows From Financing Activities:
Proceeds from stock options	271	—
Tax benefit of common stock options	53	—
Payment on debt	(97)	(164)
Net payments on line-of-credit	(36)	(4,995)
Proceeds from issuance of debt	—	700
Net cash provided by/(used in) financing activities	191	(4,459)

Increase in Cash	3	3

Cash at Beginning of Period	31	28

Cash at End of Period	$34	$31

Supplemental Disclosures:
Cash paid for interest	$1,013	$1,109
Cash paid for income tax	3,992	2,498

See Notes to Condensed Consolidated Financial Statements

MWI VETERINARY SUPPLY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share data)
(unaudited)

NOTE 1 – GENERAL

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the results of operations, statements of comprehensive income, financial position and cash flows of MWI Veterinary Supply, Inc., formerly named MWI Holdings, Inc., and its wholly-owned subsidiaries (“the Company”). All material intercompany balances have been eliminated.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of the Company for the periods presented. These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s 2005 Annual Report on Form 10-K filed with the Securities Exchange Commission on December 1, 2005. The results of operations for the three and six-months ended March 31, 2006 are not necessarily indicative of results to be expected for the entire fiscal year.

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

Revenue Recognition

MWI sells products that it sources from vendors to its customers through either a “buy/sell” transaction or an agency relationship with its vendors. In a “buy/sell” transaction, MWI purchases or takes inventory of products from the vendor. When a customer places an order with MWI, the Company picks, packs, ships and invoices the customer for the order. MWI recognizes revenue from “buy/sell” transactions as product sales when the product is delivered to the customer. The Company accepts product returns from its customers. The Company estimates returns based on historical experience and recognizes these estimated returns as a reduction of product sales. Product returns have not been significant to the Company’s financial statements. In an agency relationship, MWI does not purchase and take inventory of products from its vendors. MWI receives an order from a customer, then transmits the order to the vendor, who picks, packs and ships the order to the customer. In some cases, the vendor invoices and collects payment from the customer, while in other cases MWI invoices and collects payment from the customer on behalf of the vendor. MWI receives a commission payment for soliciting the order from the customer and for providing other customer service activities. Commissions are recognized when the services upon which the commissions are based are complete. Gross billings from agency contracts were $45,350 and $29,597 for the three-months ended March 31, 2006 and 2005, respectively, and generated commission revenue of $2,093 and $1,380, respectively. Gross billings from agency contracts were $72,220 and $48,063 for the six-months ended March 31, 2006 and 2005, respectively, and generated commission revenue of $3,506 and $2,309, respectively.

Cost of Product Sales and Vendor Rebates

Cost of product sales includes the Company’s inventory product cost; including shipping costs to and from its distribution centers. Vendor rebates are recorded based on the terms of the contracts or programs with each vendor. The Company primarily receives quarterly and annual performance-based rebates from third-party vendors based upon attainment of certain sales and/or purchase goals. Sales rebates are classified in the accompanying consolidated statements of income as a reduction to cost of product sales at the time the sales performance measures are achieved. Purchase rebates are measured against inventory purchases from the vendors and are classified as a reduction of inventory until the product is sold. When the inventory is sold and purchase measures are achieved, purchase rebates are recognized as a reduction to cost of product sales.

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

In December 2004, the FASB issued SFAS No. 123 (Revised), Share-Based Payment (“SFAS 123 R”). SFAS 123 R replaces SFAS No.123, Accounting for Stock-based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure and supersedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. Adoption of SFAS 123 R requires the Company to record non-cash expense for the Company’s stock compensation plans using the fair value method. SFAS 123 R was effective for the Company on October 1, 2005 and the adoption of SFAS 123 R did not have a material effect on the Company’s consolidated financial statements.

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

NOTE 3 – RECEIVABLES

	March 31, 2006	September 30, 2005
Trade	$76,045	$69,969
Vendor rebates and programs	7,123	6,882
Related party	14	1,429
	83,182	78,280
Allowance for doubtful accounts	(891)	(1,181)
	$82,291	$77,099

Product sales resulting from transactions with a single customer were 9% during the three and six-months ended March 31, 2006, and 10% for the three and six-months ended March 31, 2005. Approximately 10% and 7% of the Company’s trade receivables resulted from transactions with this single customer as of March 31, 2006 and September 30, 2005, respectively.

Product sales resulting from transactions with Feeders’ Advantage LLC, a related party, were 6% during the three and six-months ended March 31, 2006, 5% during the three-months ended March 31, 2005 and 6% during the six-months ended March 31, 2005.

NOTE 4 – PROPERTY AND EQUIPMENT

	March 31, 2006	September 30, 2005
Land	$—	$169
Buildings and leasehold improvements	1,427	2,293
Machinery, furniture and equipment	8,466	8,140
Computer equipment	2,793	2,759
Construction in progress	463	630
	13,149	13,991
Accumulated depreciation and amortization	(6,851)	(7,072)
	$6,298	$6,919

Depreciation expense for the three-months ended March 31, 2006 and 2005 was $429 and $340, respectively, and $826 and $681 for the six-months ended March 31, 2006 and 2005, respectively.

During the three-months ended March 31, 2006 the Company relocated from its existing, owned distribution center to a new larger leased facility located in Denver, Colorado and sold the owned distribution center. The sale of the distribution center closed in February 2006 resulting in a gain of approximately $62 that is recorded in other income (expense) in the condensed consolidated statement of income.

NOTE 5 – INTANGIBLES

	Useful Life	March 31, 2006	September 30, 2005
Amortizing:
Customer lists	10 years	$1,589	$1,589
Covenants not to compete	5 years	112	112
Other	5 years	36	36
		1,737	1,737
Accumulated amortization		(238)	(145)
		1,499	1,592
Non-Amortizing:
Trade names		52	52
		$1,551	$1,644

Projected amortization expense for existing intangible assets is $189 for each of the fiscal years ending 2006, 2007, 2008, and 2009 and $166 for the fiscal year ending 2010.

NOTE 6 – LINE-OF-CREDIT AND LONG-TERM DEBT

Line-of-Credit—The Company has a line-of-credit agreement with two lenders for a credit facility that allows for borrowings up to $70,000. The line-of-credit is secured by a security interest in substantially all of the Company’s assets and terminates on June 18, 2007. Interest is due monthly at the following rates: 1) LIBOR plus a margin (6.3% at March 31, 2006); or 2) the prime rate (7.75% at March 31, 2006). The lenders also receive an unused line fee and letter of credit fee equal to 0.375% of the unused amount of the revolving credit facility. The Company’s outstanding balance on this facility at March 31, 2006 was $24,654. The line-of-credit contains certain restrictive financial covenants as well as restrictions on dividend payments and future debt borrowings. The credit agreement allows the Company to issue up to $10,000 in letters of credit. The letters of credit typically act as guarantee of payment to certain third parties in accordance with specified terms and conditions. The Company had six letters of credit totaling $600 at March 31, 2006. There were no outstanding borrowings on these letters of credit at March 31, 2006.

Long-Term Debt—In January 2005, the Company issued an unsecured non-negotiable promissory note in the aggregate principal amount of $487 in partial consideration for the acquisition of a business. The note bears interest at the prime rate (7.75% at March 31, 2006), payable quarterly. The principal of the note is payable in five equal annual installments and matures on January 1, 2010. The balance on this promissory note was $389 at March 31, 2006.

NOTE 7 – STOCK OPTIONS

The Company has two stock-based award plans, the 2002 Stock Option Plan and the 2005 Stock-Based Award and Incentive Compensation Plan (the “2005 Plan”). The 2005 Plan allows the Company’s Board of Directors to grant common stock options, restricted stock, deferred units and other stock-based awards to executives and other key employees. These plans have been developed to provide additional incentives by allowing equity ownership in the Company and, as a result, encouraging them to contribute to its success. At March 31, 2006, the Company had 559,048 options to purchase common stock outstanding (365,648 vested and exercisable) with a weighted average exercise price of $3.84 and expiring through September 2015. In March 2006 the Company granted 1,923 shares of restricted stock which vest annually over 5 years. At March 31, 2006, the Company had 1,689,442 shares available to be issued under its stock-based award plans.

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

The Company adopted SFAS 123 R using the modified prospective method. Under this transition method, compensation expense includes the expense for all share-based awards granted prior to, but not yet vested as of October 1, 2005 excluding those options initially valued using the minimum value method. At October 1, 2005, all of the Company’s options to purchase common stock were either vested and exercisable or were initially valued using the minimum value method and therefore no compensation expense was recognized for these stock-based awards in fiscal 2006. During the three-months ended March 31, 2006 the Company recognized $1 of compensation expense related to restricted stock granted during the quarter. During the three and six-months ended March 31, 2005, compensation expense that would have been recorded had the Company adopted the fair value method (all of which would have been determined using the minimum value method) was not significant.

NOTE 8 – INCOME TAXES

The Company’s effective tax rate for the three-months ended March 31, 2006 and 2005 was 39.5% and 62.6%, respectively. The Company’s effective tax rate for the six-months ended March 31, 2006 and 2005 was 39.5% and 56.6%, respectively. The decrease in the effective rate in the three and six-months ended March 31, 2006 as compared to the same periods in the prior year was primarily a result of the elimination of the non-deductible accretion of dividends, recorded as interest expense, on the Series A preferred stock that was redeemed in August 2005.

NOTE 9 – COMPUTATION OF EARNINGS PER SHARE

	Three-months ended March 31,
	2006		2005
	Basic	Diluted	Basic	Diluted
Net income	$2,355	$2,355	$595	$595
Weighted average common shares outstanding	10,586	10,586	5,062	5,062
Effect of diluted securities
Stock options and restricted stock		298		317
Contingent stock		—		499
Weighted average shares outstanding		10,884		5,878
Earnings per share	$0.22	$0.22	$0.12	$0.10
Anti-dilutive shares excluded from calculation		2		—

	Six-months ended March 31,
	2006		2005
	Basic	Diluted	Basic	Diluted
Net income	$6,794	$6,794	$2,251	$2,251
Weighted average common shares outstanding	10,582	10,582	5,062	5,062
Effect of diluted securities
Stock options and restricted stock		291		319
Contingent stock		—		499
Weighted average shares outstanding		10,873		5,880
Earnings per share	$0.64	$0.62	$0.44	$0.38
Anti-dilutive shares excluded from calculation		2		—

NOTE 10 – RELATED PARTIES

MWI Veterinary Supply Co. (“MWI Co.”), a subsidiary of the Company, holds a 50.0% membership interest in Feeders’ Advantage, L.L.C (“Feeders’ Advantage”). MWI Co. charged Feeders’ Advantage for certain operating and administrative services of $126 and $87 for the three-months ended March 31, 2006 and 2005, respectively, and $278 and $192 for the six-months ended March 31, 2006 and 2005, respectively. Sales of products to Feeders’ Advantage were $8,001 and $6,142 for the three-months ended March 31, 2006 and 2005, respectively, and $17,355 and $12,947 for the six-months ended March 31, 2006 and 2005, respectively.

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

The Company had a management and consulting services agreement with Bruckmann, Rosser, Sherrill & Co. LLC (“BRS LLC”) and Agri Beef Co., both related parties, which was terminated in August 2005. For the three and six-months ended March 31, 2005 the Company expensed $127 and $266 in management and other service fees under the agreement with BRS LLC and Agri Beef Co.

NOTE 11 – CONTINGENCIES AND COMMITMENTS

From time to time, in the normal course of business, the Company may become a party to legal proceedings that may have an adverse effect on the Company’s financial position, results of operations and cash flows. At March 31, 2006 the Company was not a party to any material pending legal proceedings and was not aware of any claims that could have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of MWI Veterinary Supply, Inc.

Meridian, Idaho

We have reviewed the accompanying condensed consolidated balance sheet of MWI Veterinary Supply, Inc. and subsidiaries (the “Company”) as of March 31, 2006 and the related condensed consolidated statements of income and of comprehensive income for the three-month and six-month periods ended March 31, 2006 and March 31, 2005, and of cash flows for the six-month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of MWI Veterinary Supply, Inc. and subsidiaries as of September 30, 2005, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated November 22, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP
Boise, Idaho
May 1, 2006

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

Results of Operations

The following table summarizes the Company’s results of operations for the three and six-months ended March 31, 2006 and 2005 in dollars and as a percentage of total revenues.

	Three-Months Ended March 31,				Six-Months Ended March 31,
	2006	%	2005	%	2006	%	2005	%
Revenues:
Product sales	$133,255	93.0%	$108,888	93.5%	$260,303	92.6%	$210,148	93.2%
Product sales to related party	8,001	5.5%	6,142	5.3%	17,356	6.2%	12,947	5.8%
Commissions	2,093	1.5%	1,380	1.2%	3,506	1.2%	2,309	1.0%
Total revenues	143,349	100.0%	116,410	100.0%	281,165	100.0%	225,404	100.0%

Cost of product sales	123,421	86.1%	99,938	85.9%	238,485	84.8%	192,308	85.3%
Gross profit	19,928	13.9%	16,472	14.1%	42,680	15.2%	33,096	14.7%

Selling, general and administrative expenses	15,159	10.6%	12,803	11.0%	29,712	10.6%	23,819	10.6%
Depreciation and amortization	473	0.3%	387	0.3%	915	0.3%	727	0.3%
Operating income	4,296	3.0%	3,282	2.8%	12,053	4.3%	8,550	3.8%

Other income (expense):
Interest expense (1)	(578)	-0.4%	(1,776)	-1.5%	(1,133)	-0.4%	(3,545)	-1.6%
Earnings of equity method investees	37	0.0%	27	0.0%	82	0.0%	59	0.0%
Other	137	0.1%	57	0.0%	227	0.1%	124	0.1%
Total other expense	(404)	-0.3%	(1,692)	-1.5%	(824)	-0.3%	(3,362)	-1.5%

Income before taxes	3,892	2.7%	1,590	1.3%	11,229	4.0%	5,188	2.3%
Income tax expense	(1,537)	-1.1%	(995)	-0.8%	(4,435)	-1.6%	(2,937)	-1.3%
Net income	$2,355	1.6%	$595	0.5%	$6,794	2.4%	$2,251	1.0%

Earnings per share:
Basic	$0.22		$0.12		$0.64		$0.44
Dilutive	$0.22		$0.10		$0.62		$0.38

Shares used in earnings per share calculation:
Basic	10,586		5,062		10,582		5,062
Dilutive	10,884		5,878		10,873		5,880

Other Data:
Product sales from Internet as a percentage of sales	23%		20%		23%		21%
Field sales representatives (at end of period)	142		135		142		135
Telesales representatives (at end of period)	95		90		95		90
Fill rate (2)	97%		98%		98%		98%

(1)          The three and six-months ended March 31, 2005 includes $1,181 and $2,315, respectively, accretion of our Series A preferred stock dividends, which was non-deductible for income tax purposes, as a component of interest expense. The Company redeemed all the Series A preferred stock in August 2005.

(2)          Defined as, for any period, the dollar value of orders shipped the same day they were placed from any distribution center expressed as a percentage of the total dollar value of the orders placed by customers in the period.

Three-months Ended March 31, 2006 Compared to Three-months Ended March 31, 2005

Total Revenues. Total revenues increased 23.1% to $143,349 for the three-months ended March 31, 2006 from $116,410 for the three-months ended March 31, 2005. This increase was attributable to an increase in product sales volumes of a wide variety of products to both new and existing customers. Revenues attributable to new customers represented approximately 43% of the growth in total revenues during three-months ended March 31, 2006. Revenues attributable to existing customers represented approximately 57% of the growth in total revenues during the three-months ended March 31, 2006. For the purpose of calculating growth rates of new and existing customer revenue, the Company has defined a new customer as a customer that did not purchase product from MWI in the corresponding fiscal quarter of the prior year, with the remaining customer base being considered an existing customer. Contributing to the growth in revenues to both new and existing customers for the three-months ended March 31, 2006 as compared to the corresponding period in the prior year was the addition of non-steroidal anti-inflammatory drugs for dogs and the addition of new cattle antibiotics.

Gross Profit. Gross profit increased by 21.0% to $19,928 for the three-months ended March 31, 2006 from $16,472 for the three-months ended March 31, 2005. The increase in gross profit was a result of increased total revenues as discussed above. Gross profit as a percentage of total revenues decline approximately 0.2% to 13.9% for the three-months ended March 31, 2006 as compared to 14.1% for the same period in the prior year. This decline was primarily due to a decrease in vendor rebates as a percent of total revenues, partially offset by strong commission revenue growth. Vendor rebates dollars grew slightly; contributing $92 to the gross profit dollar improvement for the three-months ended March 31, 2006 as compared to three-months ended March 31, 2005. The decline in vendor rebates as a percent of total revenues was a result of a manufacturer’s reduced payment under their rebate program.

Selling, General and Administrative (“SG&A”). SG&A increased 18.4% to $15,159 for the three-months ended March 31, 2006 from $12,803 for the three-months ended March 31, 2005. The dollar increase was primarily due to increased compensation costs, outside fees and services, location and occupancy costs. Compensation costs increased as a result of additional headcount of 74 team members primarily in the Company’s distribution centers, corporate offices and sales. Compensation costs also increased as a result of increased sales commissions that are directly correlated with the sales growth. The increase in outside fees and services were primarily due to the Company’s professional services fees related to operating as a public company, the use of temporary workforce to support its sales growth and demands in its distribution centers and increased credit card and other bank fees. Increases in location costs are a result in increased headcount and costs to support the Company’s sales growth. Increases in occupancy costs are due primarily to the relocation of the Company’s distribution centers in Nampa, Idaho and Denver, Colorado from owned properties to leased properties.

Depreciation and Amortization. Depreciation and amortization expense increased 22.2% to $473 for the three-months ended March 31, 2006 from $387 for the three-months ended March 31, 2005. The increase in depreciation expense was a result of the distribution center equipment upgrades at it Nampa, Idaho and Denver, Colorado facilities in April 2005 and December 2005, respectively. The Company expects that depreciation and amortization expense related to leasehold improvements will increase as a result of the Company’s new distribution center located in Orlando, Florida that is expected to open by June 2006.

Other Expenses. Other expenses decreased 76.1% to $404 for the three-months ended March 31, 2006 from $1,692 for the three-months ended March 31, 2005. The decrease in other expenses was primarily due to a reduction in interest expense of $1,198 in the three-months ended March 31, 2006 as compared to the same period in the prior year. Included in interest expense for the three-months ended March 31, 2005 is accretion of dividends on the Series A preferred stock of $1,181. The Series A preferred stock was redeemed in August 2005.

Income Tax Expense. The Company’s effective tax rate was 39.5% and 62.6% for the three-months ended March 31, 2006 and 2005, respectively. The decrease in the effective rate in the quarter ended March 31, 2006 as compared to the same quarter in the prior year was primarily a result of the elimination of the non-deductible accretion of dividends on the Series A preferred stock that was redeemed in August 2005.

Six-months Ended March 31, 2006 Compared to Six-months Ended March 31, 2005

Total Revenues. Total revenues increased 24.7% to $281,165 for the six-months ended March 31, 2006 from $225,404 for the six-months ended March 31, 2005. This increase was attributable to an increase in product sales volumes of a wide variety of products to both existing and new customers. Revenues attributable to new customers represented approximately 44% of the growth in total revenues during six-months ended March 31, 2006. Revenues attributable to existing customers represented approximately 56% of the growth in total revenues during the six-months ended March 31, 2006. For the purpose of calculating growth rates of new and existing customer revenue, the Company has defined a new customer as a customer that did not purchase product from MWI in the corresponding fiscal quarter of the prior year, with the remaining customer base being considered an existing customer. Revenues from new customers for each fiscal quarter are summed to arrive at the estimated year-to-date revenue for new customers. Contributing to the growth in revenues to both new and existing customers for the six-months ended March 31, 2006 as compared to the corresponding period in the prior year was the addition of non-steroidal anti-inflammatory drugs for dogs, the addition of new cattle antibiotics and the conversion to a “buy/sell” arrangement for an equine West Nile Virus vaccine that was a commission-based agency relationship in the comparative period in the prior year.

Gross Profit. Gross profit increased by 29.0% to $42,680 for the six-months ended March 31, 2006 from $33,096 for the six-months ended March 31, 2005. The increase in gross profit is a result of increased total revenues as discussed above and increased vendor rebates. Vendor rebates contributed to the gross profit dollar improvement by $2,929 for the six-months ended March 31, 2006 as compared to the six-months ended March 31, 2005. Vendor rebates have historically been highest during the Company’s first fiscal quarter ended December 31, since certain significant vendor rebate programs are designed to include annual targets to be achieved based on the calendar year. The growth in vendor rebates during the six-months ended March 31, 2006 as compared to the six-months ended March 31, 2005 was attributable to the Company’s calendar year sales growth with key vendors and the addition of new programs related to new product offerings. Gross profit as a percentage of total revenues was 15.2% for the six-months ended March 31, 2006, compared to 14.7% for the same period in the prior year. The increase in the Company’s gross profit as a percentage of total revenues was primarily due to an increase in vendor rebates and an increase in commission revenue on agency products sold. Partially offsetting these improvements were increases in freight costs as a result of higher fuel and transportation costs.

Selling, General and Administrative (“SG&A”). SG&A increased 24.7% to $29,712 for the six-months ended March 31, 2006 from $23,819 for the six-months ended March 31, 2005. The dollar increase was primarily due to increased compensation costs, outside fees and services, location and travel and occupancy costs. Compensation costs increased as a result of additional headcount of 74 team members primarily in the Company’s distribution centers, corporate offices and sales force. Additionally, the increase in compensation cost was affected by 50 team members that joined the Company in January 2005 in connection with the acquisition of Vetpo Distributors, Inc. Compensation costs also increased as a result of increased sales commissions that are directly correlated with the sales growth. The increase in outside fees and services were primarily due to the Company’s use of temporary workforce to support its sales growth and demands in its distribution centers, increased professional services fees related to operating as a public company and increased credit card and other bank fees. Increases in location and travel cost are due to increased headcount and costs to support the Company’s sales growth. Increases in occupancy costs are due primarily to the distribution center acquired in the Vetpo acquisition and the relocation of the Company’s distribution centers in Nampa, Idaho and Denver, Colorado from owned properties to leased properties.

Depreciation and Amortization. Depreciation and amortization expense increased 25.9% to $915 for the six-months ended March 31, 2006 from $727 for the six-months ended March 31, 2005. Depreciation expense increased as a result of the distribution center equipment upgrades at its Nampa, Idaho and Denver, Colorado facilities in April 2005 and December 2005, respectively, and as a result of the facility acquired in the purchase of Vetpo. In addition, amortization expense increased as a result of intangible assets acquired in the purchase of Vetpo. The Company expects that depreciation and amortization expense related to leasehold improvements will increase as a result of the Company’s new distribution center located in Orlando, Florida that is expected to open by June 2006.

Other Expenses. Other expenses decreased 75.5% to $824 for the six-months ended March 31, 2006 from $3,362 for the six-months ended March 31, 2005. The decrease in other expenses was primarily due to a reduction in interest expense of $2,412 in the six-months ended March 31, 2006 as compared to the same period in the prior year. Included in interest expense for the six-months ended March 31, 2005 is accretion of dividends on the Series A preferred stock of $2,315. The Series A preferred stock was redeemed in August 2005.

Income Tax Expense. The Company’s effective tax rate was 39.5% and 56.6% for the six-months ended March 31, 2006 and March 31, 2005, respectively. The decrease in the effective rate in the quarter ended March 31, 2006 as compared to the same quarter in the prior year was primarily a result of the elimination of the non-deductible accretion of dividends on the Series A preferred stock that was redeemed in August 2005.

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

The Company has a line-of-credit agreement with two lenders for a credit facility that allows for borrowings up to $70,000. The line-of-credit is secured by a security interest in substantially all of the Company’s assets and terminates on June 18, 2007. Interest is due monthly at the following rates: 1) the London Interbank Offered Rate (LIBOR) plus a margin (6.3% at March 31, 2006); or 2) the prime rate (7.75% at March 31, 2006). The lenders also receive an unused line fee and letter of credit fee equal to 0.375% of the unused amount of the revolving credit facility. The Company’s outstanding balance on this facility at March 31, 2006 was $24,654 of which $20,000 carried an interest rate at LIBOR and $4,654 carried an interest rate at the prime rate. The line-of-credit contains certain restrictive financial covenants as well as restrictions on dividend payments and future debt borrowings.

From time to time the Company issues letters of credit to act as guarantee of payment to specified third parties. At March 31, 2006, the Company had six letters of credit totaling $600 and at September 30, 2005 the Company had three letters of credit totaling $300. There were no outstanding borrowings on these letters of credit at March 31, 2006 or September 30, 2005.

Operating Activities. For the six-months ended March 31, 2006, cash provided by operations was $2,003, and was primarily attributable to net income of $6,794 and a reduction in inventories of $4,959. The increase in net income is a result of the factors discussed above in Results of Operations. The decrease in inventories from September 30, 2005 to March 31, 2006 are a result of higher inventory levels at September 30, 2005 due to seasonal purchases related to production animals and due to purchases of products in advance of price increases. For the six-months ended March 31, 2005 net cash provided by operating activities was $10,671, and was primarily attributable to an increase in accounts payable of $5,370 and net income. The increase in accounts payable was a result of timing of inventory purchases.

Investing Activities. For the six-months ended March 31, 2006, net cash used in investing activities was $2,191 compared to net cash used by investing activities of $6,209 for the six-months ended March 31, 2005. Net cash used by investing activities for the six-months ended March 31, 2006 was primarily due to capital expenditures of $2,238 related to relocating the Company’s existing distribution center to a new larger distribution center in Denver, Colorado and due to the purchase of equipment for a new distribution center in Orlando, Florida. During the three-months ended March 31, 2006 the Company completed its sale of a distribution center previously operated in Denver, Colorado for $1,455. Net cash used in investing activities for the six-months ended March 31, 2005 was $6,209, primarily attributable to the acquisitions of Memorial Pet Care, Inc. and Vetpo Distributors, Inc. and capital expenditures.

Financing Activities. For the six-months ended March 31, 2006, net cash provided by financing activities was $191, and was primarily attributable to proceeds from the exercise of stock options and the related tax benefits. For the six-months ended March 31, 2005, net cash used in financing activities was $4,459, which was a result of payments on the Company’s revolving credit facility. The Company’s revolving credit facility is used to finance the Company working capital requirements and fluctuates based on timing of payables and collection of receivables.

Contractual Obligations and Guarantees

For information on contractual obligations and guarantees, see the Company’s 2005 Annual Report on Form 10-K. During the three-months ended March 31, 2006 the Company entered into a lease agreement for an approximate 29,000 square foot distribution center located in Orlando, Florida. The Company’s average annual lease expense for the Orlando distribution center is $183 per year and the lease expires in 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks primarily from changes in interest rates in the United States. The Company does not engage in financial transactions for trading or speculative purposes.

The interest payable on the revolving credit facility under the amended credit agreement is based on variable interest rates and is therefore affected by changes in market interest rates. If the weighted average interest rate on the variable rate indebtedness rose 66 basis points (a 10.0% change from the calculated weighted average interest rate as of March 31, 2006), assuming no change in the outstanding balance on the revolving credit facility under the amended credit agreement ($24,654 as of March 31, 2006), the annualized income before taxes and cash flows from operating activities would decline by approximately $162. If the weighted average interest rate on the variable rate indebtedness decreased 66 basis points (a 10.0% change from the calculated weighted average interest rate as of March 31, 2006), assuming no change in the outstanding balance on the revolving credit facility under the amended credit agreement, the annualized income before taxes and cash flows from operating activities would increase by approximately $162.

Item 4. Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of March 31, 2006. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer, are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

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

Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the Securities and Exchange Commission, or SEC, the Company is under no obligation to publicly update or revise any forward-looking statements, whether as a result of any new information, future events or otherwise. Potential investors should not place undue reliance on the Company’s forward-looking statements. Before you invest in the Company’s common stock, you should be aware that the occurrence of the events described in the “Risk Factors” section in Section 1A of Part II Other Information in this Form 10-Q and filed in the Company’s Annual Report on Form 10-K could harm the Company’s business, prospects, operating results, and financial condition. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results or performance.

Item 1. Legal Proceedings

The Company is not currently a party to any material pending legal proceedings and is not aware of any claims that could have a materially adverse effect on the Company’s financial position, results of operations, or cash flows.

Item 1A. Risk Factors.

In addition to the factors discussed elsewhere in this Form 10 Q and those discussed in our Annual Report of Form 10-K, the following are important factors which could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of the Company. Material changes in the Company’s risk factors from those previously disclosed in MWI’s Form 10-Q for the three-months ended December 31, 2005 and those discussed in our Annual Report on Form
10-K for the year ended September 30, 2005 are included in the risk factor “An adverse change in vendor rebates could negatively affect our business” and “Our quarterly operating results may fluctuate significantly.”

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

The terms on which we purchase or sell products from many vendors of animal health products entitle us to receive a rebate based on the attainment of certain growth goals. Vendors may adversely change the terms of some or all of these rebate programs. Because the amount of rebates we earn is directly related to the attainment of pre-determined sales growth goals, and because the nature of the rebate programs and the amount of rebates available are determined by the vendors, there can be no assurance as to the amount of rebates that we will earn in any given year. Historically, we have been successful in achieving most rebate growth goals and have not experienced any material adverse impact on our results of operations and financial condition due to a change in a rebate program. Changes to any rebate program initiated by our vendors may have a material effect on our gross profit and our operating results in any given quarter or year. Vendors may reduce the amount of rebates offered under their programs, or increase the growth goals or other conditions we must meet to earn rebates to levels that we cannot achieve. During calendar year 2006, certain of our vendors modified their rebate programs with us. These rebate program modifications changed the revenue growth targets from annual-weighted calendar year targets to either quarterly or trimester growth targets. These modifications will result in rebates previously expected to be earned and recognized in our first fiscal quarter 2007 ending on December 31st (or the fourth calendar quarter) to be recognized earlier in our fiscal year 2006.

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

Our quarterly revenues and operating results have varied significantly in the past, and may continue to do so in the future. While we accrue rebates from vendors as they are earned, our rebates have historically been highest during the quarter ended December 31, since most of our vendors’ rebate programs were designed to include targets to be achieved based on a calendar year. During calendar year 2006, certain of our vendors modified their rebate programs with us. These rebate program modifications changed the revenue growth targets from annual-weighted calendar year targets to either quarterly or trimester growth targets. These modifications will result in rebates previously expected to be earned and recognized in our first fiscal quarter 2007 ending on December 31st (or the fourth calendar quarter) to be recognized earlier in our fiscal year 2006. Historically, our revenues have been seasonal, with peak sales in the spring and fall months. The seasonal nature of our business is directly tied to the buying patterns of veterinarians for production animal health products used for certain medical procedures performed on production animals during the spring and fall months. These buying patterns can also be affected by vendors’ and distributors’ marketing programs launched during the summer months, particularly in June, which can cause veterinarians to purchase production animal health products earlier than those products are used. This kind of early purchasing may reduce our sales in the months these purchases would have otherwise been made. While companion animal products tend to have a different product use cycle than production animal health products, and approximately two-thirds of our revenues have been generated from the sale of companion animal products, we cannot assure you that our revenues and operating results will not continue to fluctuate on a quarter-to-quarter basis.

Our market is highly competitive. Failure to compete successfully could have a material adverse effect on our business, financial condition and results of operations.

The market for veterinary distribution services is highly competitive, continually evolving and subject to technological change. We compete with numerous vendors and distributors based on customer relationships, service and delivery, product selection, price and e-business capabilities including:

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

Consolidation in the veterinary distribution business and veterinary practices may decrease our revenues and profitability.

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

At March 31, 2006 we distributed more than 10,000 products sourced from more than 400 vendors to over 15,000 veterinary practices. We currently do not manufacture any of our products and are dependent on these vendors for our supply of products. Our top three vendors, Fort Dodge, Pfizer and Vedco, supplied products that accounted for approximately 47% of our revenues for our six-months ended March 31, 2006. Our ten largest vendors supplied products that accounted for approximately 72% of our revenues for our six-months ended March 31, 2006.

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

Banfield – The Pet Hospital (“Banfield”) and Feeders’ Advantage, a related party, our two largest customers, accounted for approximately 10% and 6% of our product sales for our fiscal year ended September 30, 2005, respectively, and 9% and 6% for the six-months ended March 31, 2006, respectively. Our ten largest customers, excluding Banfield and Feeders’ Advantage, accounted for approximately 6% of our product sales for our fiscal year ended September 30, 2005 and 6% for the six-months ended March 31, 2006. Our business and results of operations could be adversely affected if the business of these customers was lost. We cannot guarantee that we will maintain or improve our relationships with these customers or that we will continue to supply these customers at current levels. Banfield, Feeders’ Advantage and other customers may seek to purchase some of the products that we currently sell directly from the vendors or from one or more of our competitors. Furthermore, our customers are not required to purchase any minimum amount of products from us. The loss of Banfield or Feeders’ Advantage or a deterioration in our relations with either of them could significantly affect our financial condition and results of operations. Additionally, a deterioration in the financial condition of one or more of our customers could have a material adverse effect on our results of operations.

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

Our future success depends to a significant extent on the skills, experience and efforts of management, including our President and Chief Executive Officer, Mr. James F. Cleary, Jr. While we have not experienced problems in the past attracting and maintaining members of our management team, the loss of any or all of these individuals could adversely impact our business. We do not carry key-man life insurance on any member of management. In addition we do not have employment agreements with key members of our senior management team. We must continue to develop and retain a core group of individuals if we are to realize our goal of continued expansion and growth. We cannot assure you that we will be able to do so in the future.

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

Certain of our borrowings, primarily borrowings on the revolving credit facility under our amended credit agreement, are at variable rates of interest and expose us to interest rate risk based on market rates. In the last year there has been a general increase in borrowing rates in the United States. If interest rates continue to increase, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash available for servicing our indebtedness would decrease. Our variable rate debt as of March 31, 2006 was approximately $25.0 million (comprised of $24.7 million credit facility and $389,232 promissory note). Our interest expense for fiscal year 2005 was $2.5 million (excluding $4.1 million of accretion of our Series A preferred stock dividends) and was $577,893 and $1.1 million for the three and six-months ended March 31, 2006, respectively.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on February 9, 2006, and transacted the following business:

1)              Election of Directors

Nominee	Votes For	Votes Withheld
James F. Cleary, Jr.	8,047,461	2,532,061
Keith E. Alessi	10,024,202	555,320
Bruce C. Bruckmann	7,899,242	2,680,280
John F. McNamara	10,050,002	529,520
Robert N. Rebholtz, Jr.	7,813,061	2,766,461

2)              Ratification of Appointment of Independent Registered Public Accountant

Votes For	Votes Against	Abstentions
10,357,954	20,650	200,618

Item 5. Other Information

None.

Item 6. Exhibits

10.1

Livestock Products Agreement effective as of January 1, 2006 by and between Pfizer Inc. and MWI Veterinary Supply Co., incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on March 31, 2006.

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

MWI Veterinary Supply, Inc.
(Registrant)

Date: May 5, 2006	/s/ Mary Patricia B. Thompson
Mary Patricia B. Thompson
Vice President, Secretary and Chief Financial Officer