Form 10-Q
period 2006-06-30
MWI Veterinary Supply, Inc.
filed 2006-08-04
CIK 1323974

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter Ended:  June 30, 2006

Commission File Number:  000-51468

MWI VETERINARY SUPPLY, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	02-0620757
(State or other jurisdiction)	(I.R.S. Employer Identification Number)

651 S. Stratford Drive, Suite 100
Meridian, ID	83642
(Address of principal executive offices)	(Zip Code)

(800) 824-3703
(Registrant’s telephone number,including area code)

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding at August 3, 2006 was 11,536,577.

MWI VETERINARY SUPPLY, INC.

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

MWI VETERINARY SUPPLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three-months ended June 30,		Nine-months ended June 30,
	2006	2005	2006	2005
Revenues:
Product sales	$154,295	$130,377	$414,598	$340,525
Product sales to related party	7,467	6,433	24,823	19,380
Commissions	2,190	1,177	5,696	3,486
Total revenues	163,952	137,987	445,117	363,391

Cost of product sales	141,041	119,955	379,526	312,263
Gross profit	22,911	18,032	65,591	51,128

Selling, general and administrative expenses	16,389	13,217	46,040	37,036
Depreciation and amortization	495	393	1,410	1,120
Operating income	6,027	4,422	18,141	12,972

Other income (expense):
Interest expense	(466)	(1,849)	(1,599)	(5,394)
Earnings of equity method investees	35	30	117	89
Other	84	60	250	184
Total other expense	(347)	(1,759)	(1,232)	(5,121)
Income before taxes	5,680	2,663	16,909	7,851
Income tax expense	(1,911)	(1,256)	(6,346)	(4,193)

Net income	$3,769	$1,407	$10,563	$3,658

Earnings per share:
Basic	$0.36	$0.28	$1.00	$0.72
Diluted	$0.35	$0.24	$0.97	$0.62

Weighted average common shares outstanding:
Basic	10,610	5,063	10,592	5,062
Diluted	10,916	5,876	10,888	5,878

See Notes to Condensed Consolidated Financial Statements

MWI VETERINARY SUPPLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three-months ended June 30,		Nine-months ended June 30,
	2006	2005	2006	2005

Net income	$3,769	$1,407	$10,563	$3,658
Other comprehensive income (loss):
Interest rate swap:
Change in fair value, net of tax of $5 and $11, respectively	—	(8)	—	19
Total comprehensive income	$3,769	$1,399	$10,563	$3,677

See Notes to Condensed Consolidated Financial Statements

MWI VETERINARY SUPPLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars and shares in thousands, except per share data)
 (unaudited)

	June 30,	September 30,
	2006	2005
Assets
Current Assets:
Cash	$53	$31
Receivables, net	91,507	77,099
Inventories	79,695	68,786
Prepaid expenses and other current assets	1,680	2,011
Deferred income taxes	739	482
Total current assets	173,674	148,409

Property and equipment, net	6,627	6,919
Goodwill	31,554	29,739
Intangibles, net	2,459	1,644
Other assets, net	2,982	1,533
Total assets	$217,296	$188,244

Liabilities And Stockholders’ Equity
Current Liabilities:
Line-of-credit	$29,767	$24,690
Accounts payable	80,871	69,382
Accrued expenses	7,001	6,341
Current maturities of long-term debt	97	97
Total current liabilities	117,736	100,510

Deferred income taxes	585	650
Long-term debt	292	390
Commitments and contingencies

Stockholders’ Equity
Common stock $0.01 par value, 20,000 authorized; 10,626 and
10,576 shares issued and outstanding, respectively	106	106
Additional paid in capital	79,822	78,396
Retained earnings	18,755	8,192
Total stockholders’ equity	98,683	86,694
Total liabilities and stockholders’ equity	$217,296	$188,244

See Notes to Condensed Consolidated Financial Statements

MWI VETERINARY SUPPLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
 (unaudited)

	Nine-months ended June 30,
	2006	2005
Cash Flows From Operating Activities:
Net income	$10,563	$3,658
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,417	1,126
Amortization of debt issuance costs	105	105
Deferred income taxes	(322)	(144)
Earnings of equity method investees	(117)	(89)
Gain on disposal of property and equipment	(61)	(6)
Accretion of redeemable preferred stock	—	3,510
Distribution of equity method investee	—	43
Other	(3)	—
Changes in operating assets and liabilities (net of effects of acquisitions):
Receivables	(13,104)	(8,231)
Inventories	(9,727)	(8,936)
Prepaid expenses and other current assets	331	(2,125)
Accounts payable	11,232	19,707
Accrued expenses	690	820
Net cash provided by operating activities	1,004	9,438

Cash Flows From Investing Activities:
Business acquisitions	(3,549)	(5,033)
Purchases of property and equipment	(2,830)	(1,559)
Deposit for property and equipment acquisition	(1,429)	—
Sale of property and equipment	1,455	564
Other	2	(39)
Net cash used in investing activities	(6,351)	(6,067)

Cash Flows From Financing Activities:
Net borrowings (payments) on line-of-credit	5,077	(3,828)
Proceeds from stock options	353	—
Tax benefit of common stock options	72	—
Payment on long-term debt	(133)	(276)
Debt issuance costs	—	(100)
Proceeds from issuance of long-term debt	—	836
Net cash provided by/(used in) financing activities	5,369	(3,368)

Increase in Cash	22	3

Cash at Beginning of Period	31	28

Cash at End of Period	$53	$31

Supplemental Disclosures:
Cash paid for interest	$1,433	$1,478
Cash paid for income tax	6,296	3,825

See Notes to Condensed Consolidated Financial Statements

MWI VETERINARY SUPPLY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share data)
(unaudited)

NOTE 1 — GENERAL

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the results of operations, statements of comprehensive income, financial position and cash flows of MWI Veterinary Supply, Inc., formerly named MWI Holdings, Inc., and its wholly-owned subsidiaries (“the Company”).  All material intercompany balances have been eliminated.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of the Company for the periods presented. These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s 2005 Annual Report on Form 10-K filed with the Securities Exchange Commission on December 1, 2005.  The results of operations for the three and nine-months ended June 30, 2006 are not necessarily indicative of results to be expected for the entire fiscal year.

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

Revenue Recognition

MWI sells products that it sources from vendors to its customers through either a “buy/sell” transaction or an agency relationship with its vendors. In a “buy/sell” transaction, MWI purchases or takes inventory of products from the vendor. When a customer places an order with MWI, the Company picks, packs, ships and invoices the customer for the order. MWI recognizes revenue from “buy/sell” transactions as product sales when the product is delivered to the customer. The Company accepts product returns from its customers. The Company estimates returns based on historical experience and recognizes these estimated returns as a reduction of product sales. Product returns have not been significant to the Company’s financial statements. In an agency relationship, MWI does not purchase and take inventory of products from its vendors. MWI receives an order from a customer, then transmits the order to the vendor, who picks, packs and ships the order to the customer. In some cases, the vendor invoices and collects payment from the customer, while in other cases MWI invoices and collects payment from the customer on behalf of the vendor. MWI receives a commission payment for soliciting the order from the customer and for providing other customer service activities. Commissions are recognized when the services upon which the commissions are based are complete. Gross billings from agency contracts were $40,675 and $25,953 for the three-months ended June 30, 2006 and 2005, respectively, and generated commission revenue of $2,190 and $1,177, respectively. Gross billings from agency contracts were $112,895 and $74,015 for the nine-months ended June 30, 2006 and 2005, respectively, and generated commission revenue of $5,696 and $3,486, respectively.

Cost of Product Sales and Vendor Rebates

Cost of product sales includes the Company’s inventory product cost, including shipping costs to and from its distribution centers. Vendor rebates are recorded based on the terms of the contracts or programs with each vendor. The Company primarily receives quarterly, trimester and annual performance-based rebates from third-party vendors based upon attainment of certain sales and/or purchase goals. Sales rebates are classified in the accompanying consolidated statements of income as a reduction to cost of product sales at the time the sales performance measures are achieved. Purchase rebates are measured against inventory purchases from the vendors and are classified as a reduction of inventory until the product is sold. When the inventory is sold and purchase measures are achieved, purchase rebates are recognized as a reduction to cost of product sales.

Goodwill

The Company recognizes the excess purchase price over the fair value of net assets acquired and liabilities assumed in a business combination as goodwill on the consolidated balance sheet. Goodwill is not amortized, but instead tested for impairment at least annually. The Company performs an annual impairment test as of September 30 each year and concluded that goodwill was not impaired at September 30, 2005. Goodwill impairment tests will continue to be performed at least annually, and more frequently if circumstances indicate a possible impairment. The following table summarizes the goodwill recognized in connection with each business combination.

	June 30,	September 30,
	2006	2005
MWI Veterinary Supply Co.	$28,287	$28,287
Memorial Pet Care, Inc.	66	66
Vetpo Distributors, Inc.	1,386	1,386
Northland Veterinary Supply, Ltd. (See Note 3)	1,815	—
	$31,554	$29,739

NOTE 2 — EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

In September 2005, the Emerging Issues Task Force issued EITF No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty (“EITF 04-13”). EITF 04-13 requires that purchases and sales of inventory with the same counterparty be accounted for as a nonmonetary transaction within the scope of APB No. 29, Accounting for Nonmonetary Transactions. EITF 04-13 is effective for new arrangements entered into, or modifications or renewals of existing arrangements, beginning in the first interim or annual reporting period beginning after March 15, 2006. The Company adopted EITF 04-13 as of April 1, 2006 and the adoption did not have a material effect on the Company’s consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this standard on the consolidated financial statements.

NOTE 3 — BUSINESS ACQUISITION

In May 2006 the Company acquired substantially all of the assets of Northland Veterinary Supply, Ltd. (“Northland”) for approximately $4,544 consisting of $3,549 in cash (including direct acquisition costs of approximately $115) and 28,744 shares of unregistered restricted common stock valued at the time of issuance at approximately $995.  Based in Clear Lake, Wisconsin, Northland is a distributor of animal health products to veterinary practices and producers across the Midwestern portion of the United States.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.  These preliminary purchase price allocations are based on a combination of third-party valuations and internal analyses and may be adjusted during the allocation period as defined in SFAS No. 141, Business Combinations.

Receivables	$1,304
Inventories	1,182
Property and equipment	137
Intangibles	965
Goodwill	1,815
Other assets	25
Total assets acquired	5,428

Accounts payable	849
Other liabilities	35
Total liabilities assumed	884

Net assets acquired	$4,544

Acquired intangible assets include $821 assigned to customer relationships and $144 assigned to covenants not to compete and are amortized on a straight-line basis over their expected useful lives of 9 years and 5 years, respectively.

NOTE 4 — RECEIVABLES

	June 30,	September 30,
	2006	2005
Trade	$83,919	$69,969
Vendor rebates and programs	8,442	6,882
Related party	211	1,429
	92,572	78,280
Allowance for doubtful accounts	(1,065)	(1,181)
	$91,507	$77,099

Product sales resulting from transactions with a single customer were 10% during the three and nine-months ended June 30, 2006 and 2005. Approximately 11% and 7% of the Company’s trade receivables resulted from transactions with this single customer as of June 30, 2006 and September 30, 2005, respectively.

Product sales resulting from transactions with Feeders’ Advantage LLC (“Feeders Advantage”), a related party, were 5% during the three-months ended June 30, 2006 and 6% during the nine-months ended June 30, 2006.  Product sales resulting from transactions with Feeders Advantage were 5% during the three and nine-months ended June 30, 2005.

NOTE 5 — PROPERTY AND EQUIPMENT

	June 30,	September 30,
	2006	2005
Land	$20	$169
Buildings and leasehold improvements	1,502	2,293
Machinery, furniture and equipment	9,222	8,140
Computer equipment	2,877	2,759
Construction in progress	295	630
	13,916	13,991
Accumulated depreciation and amortization	(7,289)	(7,072)
	$6,627	$6,919

Depreciation expense for the three-months ended June 30, 2006 and 2005 was $440 and $347, respectively, and $1,266 and $1,028 for the nine-months ended June 30, 2006 and 2005, respectively.

During the fiscal year 2006 the Company relocated from its existing, owned distribution center to a new larger leased facility located in Denver, Colorado and sold the owned distribution center. The sale of the distribution center closed in February 2006 resulting in a gain of approximately $62.

NOTE 6 — INTANGIBLES

		June 30,	September 30,
	Useful Life	2006	2005
Amortizing:
Customer lists	9 - 10 years	$2,410	$1,589
Covenants not to compete	5 years	256	112
Other	5 years	36	36
		2,702	1,737
Accumulated amortization		(295)	(145)
		2,407	1,592
Non-Amortizing:
Trade names		52	52
		$2,459	$1,644

Projected amortization expense for existing intangible assets is $235 for the fiscal year ending 2006, $299 for each of the fiscal years ending 2007, 2008, and 2009 and $277 for the fiscal year ending 2010.

NOTE 7 — LINE-OF-CREDIT AND LONG-TERM DEBT

Line-of-Credit—The Company has a line-of-credit agreement with two lenders for a credit facility that allows for borrowings up to $70,000. The line-of-credit is secured by a security interest in substantially all of the Company’s assets and terminates on June 18, 2007. Interest is due monthly at the following rates: 1) LIBOR plus a margin (6.89% at June 30, 2006); or 2) the prime rate (8.25% at June 30, 2006). The lenders also receive an unused line fee and letter of credit fee equal to 0.375% of the unused amount of the revolving credit facility. The Company’s outstanding balance on this facility at June 30, 2006 was $29,767. The line-of-credit contains certain restrictive financial covenants as well as restrictions on dividend payments and future debt borrowings. The credit agreement allows the Company to issue up to $10,000 in letters of credit. The letters of credit typically act as guarantee of payment to certain third parties in accordance with specified terms and conditions. The Company had six letters of credit totaling $600 at June 30, 2006. There were no outstanding borrowings on these letters of credit at June 30, 2006.

Long-Term Debt—In January 2005, the Company issued an unsecured non-negotiable promissory note in the aggregate principal amount of $487 in partial consideration for the acquisition of a business. The note bears interest at the prime rate (8.25% at June 30, 2006), payable quarterly. The principal of the note is payable in five equal annual installments and matures on January 1, 2010.  The balance on this promissory note was $389 at June 30, 2006.

NOTE 8 — STOCK OPTIONS

The Company has two stock-based award plans, the 2002 Stock Option Plan and the 2005 Stock-Based Award and Incentive Compensation Plan (the “2005 Plan”).  The 2005 Plan allows the Company’s Board of Directors to grant common stock options, restricted stock, deferred units and other stock-based awards to executives and other key employees.  These plans have been developed to provide additional incentives by allowing equity ownership in the Company and, as a result, encouraging them to contribute to its success.  At June 30, 2006, the Company had 553,801 options to purchase common stock outstanding (360,401 vested and exercisable) with a weighted average exercise price of $3.69 and expiring through September 2015.  During the three and nine-months ended June 30, 2006 the Company granted 1,000 and 2,923 shares of restricted stock, respectively, which vest annually for up to 5 years.  At June 30, 2006, the Company had 1,684,248 shares available to be issued under its stock-based award plans.

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

The Company adopted SFAS 123 R using the modified prospective method. Under this transition method, compensation expense includes the expense for all share-based awards granted prior to, but not yet vested as of October 1, 2005 excluding those options initially valued using the minimum value method.  At October 1, 2005, all of the Company’s options to purchase common stock were either vested and exercisable or were initially valued using the minimum value method and therefore no compensation expense was recognized for these stock-based awards in fiscal 2006.  During the three and nine-months ended June 30, 2006 the Company recognized $6 and $7, respectively, of compensation expense related to restricted stock granted during the nine-months ended June 30, 2006.  During the three and nine-months ended June 30, 2005, compensation expense that would have been recorded had the Company adopted the fair value method (all of which would have been determined using the minimum value method) was not significant.

NOTE 9 — INCOME TAXES

The Company’s effective tax rate for the three-months ended June 30, 2006 and 2005 was 33.6% and 47.2%, respectively.  The Company’s effective tax rate for the nine-months ended June 30, 2006 and 2005 was 37.5% and 53.4%, respectively.  The decrease in the effective rate in the three and nine-months ended June 30, 2006 as compared to the same periods in the prior year was primarily a result of the elimination of the non-deductible accretion of dividends, recorded as interest expense, on the Series A preferred stock that was redeemed in August 2005 and due to changes in estimates of state income taxes.

NOTE 10 — COMPUTATION OF EARNINGS PER SHARE

	Three-months ended June 30,
	2006		2005
	Basic	Diluted	Basic	Diluted
Net income	$3,769	$3,769	$1,407	$1,407
Weighted average common shares outstanding	10,610	10,610	5,063	5,063
Effect of diluted securities
Stock options and restricted stock		306		316
Contingent stock		—		497
Weighted average shares outstanding		10,916		5,876
Earnings per share	$0.36	$0.35	$0.28	$0.24
Anti-dilutive shares excluded from calculation		1		—

	Nine-months ended June 30,
	2006		2005
	Basic	Diluted	Basic	Diluted
Net income	$10,563	$10,563	$3,658	$3,658
Weighted average common shares outstanding	10,592	10,592	5,062	5,062
Effect of diluted securities
Stock options and restricted stock		296		318
Contingent stock		—		498
Weighted average shares outstanding		10,888		5,878
Earnings per share	$1.00	$0.97	$0.72	$0.62
Anti-dilutive shares excluded from calculation		1		—

NOTE 11 — RELATED PARTIES

MWI Veterinary Supply Co. (“MWI Co.”), a wholly-owned subsidiary of the Company, holds a 50.0% membership interest in Feeders’ Advantage. MWI Co. charged Feeders’ Advantage for certain operating and administrative services of $120 and $92 for the three-months ended June 30, 2006 and 2005, respectively, and $398 and $288 for the nine-months ended June 30, 2006 and 2005, respectively.  Sales of products to Feeders’ Advantage were $7,467 and $6,433 for the three-months ended June 30, 2006 and 2005, respectively, and $24,822 and $19,380 for the nine-months ended June 30, 2006 and 2005, respectively.

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

The Company had a management and consulting services agreement with Bruckmann, Rosser, Sherrill & Co. LLC (“BRS LLC”) and Agri Beef Co., both related parties, which was terminated in August 2005. For the three and nine-months ended June 30, 2005 the Company expensed $85 and $351 in management and other service fees under the agreement with BRS LLC and Agri Beef Co.

NOTE 12 — CONTINGENCIES AND COMMITMENTS

From time to time, in the normal course of business, the Company may become a party to legal proceedings that may have an adverse effect on the Company’s financial position, results of operations and cash flows.  At June 30, 2006 the Company was not a party to any material pending legal proceedings and was not aware of any claims that could have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

NOTE 13 — SUBSEQUENT EVENT

On July 19, 2006 the Company announced the pricing of its previously announced offering of common stock.  As a result, on July 25, 2006 the Company issued 869,565 shares of common stock and certain selling stockholders sold 2,117,814 shares of common stock which were subsequently sold to the public for $32.25 per share.  The Company received estimated net proceeds of $25,900 after deducting the underwriting discounts and offering expenses.  The Company did not receive any of the proceeds from the shares of common stock sold by the selling stockholders.  Under the terms of the underwriting agreement, the Company and the selling stockholders granted the underwriters a thirty day over-allotment option to purchase an additional 130,435 shares of common stock from the Company and 317,671 shares from the selling stockholders on the same terms as the original offering.   On July 28, 2006, the underwriters exercised a portion of their over-allotment option that required the Company to sell an additional 39,281 shares for estimated net proceeds of $1,200 after deducting the underwriting discounts, and the selling stockholders to sell to the underwriters an additional 95,669 shares.  This transaction was completed on August 2, 2006.  The Company used the net proceeds from these transactions to repay borrowings on its revolving credit facility under the amended credit agreement and for general corporate purposes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of MWI Veterinary Supply, Inc.
Meridian, Idaho

We have reviewed the accompanying condensed consolidated balance sheet of MWI Veterinary Supply, Inc. and subsidiaries (the “Company”) as of June 30, 2006 and the related condensed consolidated statements of income and of comprehensive income for the three-month and nine-month periods ended June 30, 2006 and June 30, 2005, and of cash flows for the nine-month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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
August 1, 2006

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

Northland Veterinary Supply, Ltd. Acquisition

On May 8, 2006 the Company acquired substantially all of the assets of Northland Veterinary Supply, Ltd. (“Northland”) for approximately $4,544 consisting of $3,549 in cash (including direct acquisition costs of approximately $115) and 28,744 shares of unregistered restricted common stock valued at the time of issuance at approximately $995.  Based in Clear Lake, Wisconsin, Northland is a distributor of animal health products to veterinary practices and producers across the Midwestern portion of the United States.  Preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition are discussed in the consolidated financial statements Note 3 Business Acquisitions.

Common Stock Offering

On July 19, 2006 the Company announced the pricing of its previously announced offering of common stock.  As a result, on July 25, 2006 the Company issued 869,565 shares of common stock and certain selling stockholders sold 2,117,814 shares of common stock which were subsequently sold to the public for $32.25 per share.  The Company received estimated net proceeds of $25,900 after deducting the underwriting discounts and offering expenses.  The Company did not receive any of the proceeds from the shares of common stock sold by the selling stockholders.  Under the terms of the underwriting agreement, the Company and the selling stockholders granted the underwriters a thirty day over-allotment option to purchase an additional 130,435 shares of common stock from the Company and 317,671 shares from the selling stockholders on the same terms as the original offering.   On July 28, 2006, the underwriters exercised a portion of their over-allotment option that required the Company to sell an additional 39,281 shares for estimated net proceeds of $1,200 after deducting the underwriting discounts, and the selling stockholders to sell to the underwriters an additional 95,669 shares.  This transaction was completed on August 2, 2006.  The Company used the net proceeds from these transactions to repay borrowings on its revolving credit facility under the amended credit agreement and for general corporate purposes.

Results of Operations

The following table summarizes the Company’s results of operations for the three and nine-months ended June 30, 2006 and 2005 in dollars and as a percentage of total revenues.

	Three-Months Ended June 30,				Nine-Months Ended June 30,
	2006	%	2005	%	2006	%	2005	%
Revenues:
Product sales	$154,295	94.1%	$130,377	94.5%	$414,598	93.1%	$340,525	93.7%
Product sales to related party	7,467	4.6%	6,433	4.7%	24,823	5.6%	19,380	5.3%
Commissions	2,190	1.3%	1,177	0.8%	5,696	1.3%	3,486	1.0%
Total revenues	163,952	100.0%	137,987	100.0%	445,117	100.0%	363,391	100.0%

Cost of product sales	141,041	86.0%	119,955	86.9%	379,526	85.3%	312,263	85.9%
Gross profit	22,911	14.0%	18,032	13.1%	65,591	14.7%	51,128	14.1%

Selling, general and administrative expenses	16,389	10.0%	13,217	9.6%	46,040	10.3%	37,036	10.2%
Depreciation and amortization	495	0.3%	393	0.3%	1,410	0.3%	1,120	0.3%
Operating income	6,027	3.7%	4,422	3.2%	18,141	4.1%	12,972	3.6%

Other income (expense):
Interest expense (1)	(466)	-0.3%	(1,849)	-1.3%	(1,599)	-0.4%	(5,394)	-1.5%
Earnings of equity method investees	35	0.0%	30	0.0%	117	0.0%	89	0.0%
Other	84	0.1%	60	0.0%	250	0.1%	184	0.1%
Total other expense	(347)	-0.2%	(1,759)	-1.3%	(1,232)	-0.3%	(5,121)	-1.4%

Income before taxes	5,680	3.5%	2,663	1.9%	16,909	3.8%	7,851	2.2%
Income tax expense	(1,911)	-1.2%	(1,256)	-0.9%	(6,346)	-1.4%	(4,193)	-1.2%
Net income	$3,769	2.3%	$1,407	1.0%	$10,563	2.4%	$3,658	1.0%

Earnings per share:
Basic	$0.36		$0.28		$1.00		$0.72
Dilutive	$0.35		$0.24		$0.97		$0.62

Shares used in earnings per share calculation:
Basic	10,610		5,063		10,592		5,062
Dilutive	10,916		5,876		10,888		5,878

Other Data:
Product sales from Internet as a percentage of sales	22%		21%		23%		21%
Field sales representatives (at end of period)	146		132		146		132
Telesales representatives (at end of period)	99		91		99		91
Fill rate (2)	98%		98%		98%		98%

(1)          The three and nine-months ended June 30, 2005 includes $1,195 and $3,510, respectively, accretion of our Series A preferred stock dividends, which was non-deductible for income tax purposes, as a component of interest expense.  The Company redeemed all the Series A preferred stock in August 2005.

(2)          Defined as, for any period, the dollar value of orders shipped the same day they were placed from any distribution center expressed as a percentage of the total dollar value of the orders placed by customers in the period.

Three-months Ended June 30, 2006 Compared to Three-months Ended June 30, 2005

Total Revenues.  Total revenues increased 18.8% to $163,952 for the three-months ended June 30, 2006 from $137,987 for the three-months ended June 30, 2005.  This increase was attributable to an increase in product sales volumes of a wide variety of products to both new and existing customers.  Revenues attributable to new customers represented approximately 53% of the growth in total revenues during three-months ended June 30, 2006. Included in the new customer growth were approximately $1.4 million of revenues attributable to new customers acquired as a result of the acquisition of Northland that was completed on May 8, 2006. Revenues attributable to existing customers represented approximately 47% of the growth in total revenues during the three-months ended June 30, 2006.  For the purpose of calculating growth rates of new and existing customer revenue, the Company has defined a new customer as a customer that did not purchase product from MWI in the corresponding fiscal quarter of the prior year, with the remaining customer base being considered an existing customer. Contributing to the growth in revenues to both new and existing customers for the three-months ended June 30, 2006 as compared to the corresponding period in the prior year was the addition of new cattle antibiotics.

Gross Profit.  Gross profit increased by 27.1% to $22,911 for the three-months ended June 30, 2006 from $18,032 for the three-months ended June 30, 2005.  The increase in gross profit was a result of increased total revenues as discussed above and increases in vendor rebates earned during the quarter ended June 30, 2006 as compared to the quarter ended June 30, 2005.  Gross profit as a percentage of total revenues increased approximately 0.9% to 14.0% for the three-months ended June 30, 2006 as compared to 13.1% for the same period in the prior year.  This increase was primarily due to increased vendor rebates and commission revenue, partially offset by increased freight costs as a result of rising fuel and transportation costs. Vendor rebate dollars grew approximately $1,436 contributing to the gross profit dollar improvement for the three-months ended June 30, 2006 as compared to three-months ended June 30, 2005.  Vendor rebates were benefited by approximately $710 ($440 after-tax), or $0.04 per diluted share, during the quarter ended June 30, 2006 as a result of vendors’ modifying their rebate programs from annual-weighted calendar year growth targets to either quarterly or trimester growth targets and resulted in a shift of rebates that historically would have been earned in our first fiscal quarter of fiscal 2007 ending on December 31, 2006.

Selling, General and Administrative (“SG&A”).  SG&A increased 24.0% to $16,389 for the three-months ended June 30, 2006 from $13,217 for the three-months ended June 30, 2005.  The dollar increase was primarily due to increased compensation costs, outside fees and services, location and occupancy costs.  Compensation costs increased as a result of additional headcount of 124 team members (including 17 team members that joined the Company as a result of the acquisition of Northland), primarily in the Company’s distribution centers, corporate offices and sales.  Compensation costs also increased as a result of increased sales commissions that are directly correlated with the sales growth.  The increase in outside fees and services was primarily due to the Company’s professional services fees related to operating as a public company, increased credit card and other bank fees and the use of temporary workforce to support its sales growth and demands in its distribution centers.  Increases in location costs are a result of increased costs for distribution supplies.  Increases in occupancy costs were due primarily to the addition of the Clear Lake, Wisconsin and Orlando, Florida distribution centers during the third quarter of 2006 and the relocation of the Company’s distribution center in Denver, Colorado from an owned property to leased property.

Depreciation and Amortization.  Depreciation and amortization expense increased 26.0% to $495 for the three-months ended June 30, 2006 from $393 for the three-months ended June 30, 2005.  The increase in depreciation expense was a result of the addition of the Orlando, Florida distribution center and equipment upgrades at the Denver, Colorado facility in December 2005.  Amortization expense increased as a result of amortization expense on acquired intangibles purchased in connection with the Northland acquisition.

Other Expenses.  Other expenses decreased 80.3% to $347 for the three-months ended June 30, 2006 from $1,759 for the three-months ended June 30, 2005. The decrease in other expenses was primarily due to a reduction in interest expense of $1,383 in the three-months ended June 30, 2006 as compared to the same period in the prior year. Included in interest expense for the three-months ended June 30, 2005 is accretion of dividends on the Series A preferred stock of $1,195. The Series A preferred stock was redeemed in August 2005. The Company expects interest expense to decline as compared to historical amounts as a result of the pay down of the revolving credit facility with proceeds from the sale of common stock (See Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview Section).

Income Tax Expense.  The Company’s effective tax rate for the three-months ended June 30, 2006 and 2005 was 33.6% and 47.2%, respectively.  The decrease in the effective rate in the three-months ended June 30, 2006 as compared to the same periods in the prior year was primarily a result of the elimination of the non-deductible accretion of dividends, recorded as interest expense, on the Series A preferred stock that was redeemed in August 2005 and due to changes in estimates of state income taxes.

Nine-months ended June 30, 2006 Compared to Nine-months ended June 30, 2005

Total Revenues.  Total revenues increased 22.5% to $445,117 for the nine-months ended June 30, 2006 from $363,391 for the nine-months ended June 30, 2005.  This increase was attributable to an increase in product sales volumes of a wide variety of products to both existing and new customers.  Revenues attributable to new customers represented approximately 47% of the growth in total revenues during nine-months ended June 30, 2006. Revenues attributable to existing customers represented approximately 53% of the growth in total revenues during the nine-months ended June 30, 2006.  For the purpose of calculating growth rates of new and existing customer revenue, the Company has defined a new customer as a customer that did not purchase product from MWI in the corresponding fiscal quarter of the prior year, with the remaining customer base being considered an existing customer. Revenues from new customers for each fiscal quarter are summed to arrive at the estimated year-to-date revenue for new customers.  Contributing to the growth in revenues to both new and existing customers for the nine-months ended June 30, 2006 as compared to the corresponding period in the prior year was the addition of new cattle antibiotics, the addition of non-steroidal anti-inflammatory drugs for dogs in March 2005, and to a lesser extent the addition and the conversion in January 2005 to a “buy/sell” arrangement for an equine West Nile Virus vaccine that was a commission-based agency relationship in the comparative period in the prior year.

Gross Profit.  Gross profit increased by 28.3% to $65,591 for the nine-months ended June 30, 2006 from $51,128 for the nine-months ended June 30, 2005.  The increase in gross profit is a result of increased total revenues as discussed above and increased vendor rebates. Vendor rebates contributed to the gross profit dollar improvement by $4,365 for the nine-months ended June 30, 2006 as compared to the nine-months ended June 30, 2005.  Vendor rebates have historically been highest during the Company’s first fiscal quarter ended December 31, since certain significant vendor rebate programs are designed to include annual targets to be achieved based on the calendar year.  The growth in vendor rebates during the nine-months ended June 30, 2006 as compared to the nine-months ended June 30, 2005 was attributable to the Company’s calendar year sales growth with key vendors and the addition of new programs related to new product offerings.  Additionally, vendor rebates were benefited by approximately $975 ($600 after-tax), or $0.06 per diluted share, during the nine-months ended June 30, 2006 as a result of vendors’ modifying their rebate programs from annual-weighted calendar year growth targets to either quarterly or trimester growth targets and resulted in a shift of rebates that historically would have been earned in our first fiscal quarter of fiscal 2007 ending on December 31, 2006.  Gross profit as a percentage of total revenues was 14.7% for the nine-months ended June 30, 2006, compared to 14.1% for the same period in the prior year.  The increase in the Company’s gross profit as a percentage of total revenues was primarily due to an increase in vendor rebates and an increase in commission revenue on agency products sold. Partially offsetting these improvements were increases in freight costs as a result of higher fuel and transportation costs.

Selling, General and Administrative (“SG&A”).  SG&A increased 24.3% to $46,040 for the nine-months ended June 30, 2006 from $37,036 for the nine-months ended June 30, 2005.  The dollar increase was primarily due to increased compensation costs, outside fees and services, location and travel and occupancy costs.  Compensation costs increased as a result of additional headcount of 124 team members primarily in the Company’s distribution centers, corporate offices and sales force. Additionally, the increase in compensation cost was affected by 17 team members that joined the Company in May 2006 in connection with the acquisition of Northland and 50 team members that joined the Company in January 2005 in connection with the acquisition of Vetpo Distributors, Inc. Compensation costs also increased as a result of increased sales commissions that are directly correlated with the sales growth.  The increase in outside fees and services was primarily due to increased professional services fees related to operating as a public company, increased credit card and other bank fees and the Company’s use of temporary workforce to support its sales growth and demands in its distribution centers.  Increases in location and travel cost are due to increased headcount and costs to support the Company’s sales growth.  Increases in occupancy costs are due primarily to the distribution centers acquired in the Northland and Vetpo acquisitions and the relocation of the Company’s distribution centers in Nampa, Idaho and Denver, Colorado from owned properties to leased properties.

Depreciation and Amortization.  Depreciation and amortization expense increased 25.9% to $1,410 for the nine-months ended June 30, 2006 from $1,120 for the nine-months ended June 30, 2005.  Depreciation expense increased as a result of the distribution center equipment upgrades at its Nampa, Idaho and Denver, Colorado facilities in April 2005 and December 2005, respectively, and as a result of the facilities acquired in the purchase of Vetpo and Northland and the new distribution center opened in June 2006 in Orlando, Florida.  In addition, amortization expense increased as a result of intangible assets acquired in the purchase of Vetpo and Northland.

Other Expenses.  Other expenses decreased 75.9% to $1,232 for the nine-months ended June 30, 2006 from $5,121 for the nine-months ended June 30, 2005. The decrease in other expenses was primarily due to a reduction in interest expense of $3,795 in the nine-months ended June 30, 2006 as compared to the same period in the prior year. Included in interest expense for the nine-months ended June 30, 2005 is accretion of dividends on the Series A preferred stock of $3,510. The Series A preferred stock was redeemed in August 2005.

Income Tax Expense.  The Company’s effective tax rate for the nine-months ended June 30, 2006 and 2005 was 37.5% and 53.4%, respectively.  The decrease in the effective rate in the nine-months ended June 30, 2006 as compared to the same periods in the prior year was primarily a result of the elimination of the non-deductible accretion of dividends, recorded as interest expense, on the Series A preferred stock that was redeemed in August 2005 and due to changes in estimates of state income taxes.

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

The Company has a line-of-credit agreement with two lenders for a credit facility that allows for borrowings up to $70,000. The line-of-credit is secured by a security interest in substantially all of the Company’s assets and terminates on June 18, 2007. Interest is due monthly at the following rates: 1) the London Interbank Offered Rate (LIBOR) plus a margin (6.89% at June 30, 2006); or 2) the prime rate (8.25% at June 30, 2006). The lenders also receive an unused line fee and letter of credit fee equal to 0.375% of the unused amount of the revolving credit facility.  The Company’s outstanding balance on this facility at June 30, 2006 was $29,767 of which $16,000 carried an interest rate at LIBOR and $13,767 carried an interest rate at the prime rate.  The line-of-credit contains certain restrictive financial covenants as well as restrictions on dividend payments and future debt borrowings.

From time to time the Company issues letters of credit to act as guarantee of payment to specified third parties. At June 30, 2006, the Company had six letters of credit totaling $600 and at September 30, 2005 the Company had three letters of credit totaling $300.  There were no outstanding borrowings on these letters of credit at June 30, 2006 or September 30, 2005.

Operating Activities.  For the nine-months ended June 30, 2006, cash provided by operations was $1,004 and was primarily attributable to net income of $10,563 and an increase in accounts payable of $11,232, partially offset by increases in receivables of $13,104 and inventories of $9,727.  The increase in net income is a result of the factors discussed above in Results of Operations.  The increase in accounts payable is directly tied to the increase in inventory levels as a result of the Company purchasing products in advance of vendor price increases and purchases related to the new distribution center from the Northland acquisition and the opening of a new distribution center located in Orlando, Florida.  Increases in receivables are a result of the Company’s sales growth and due to extended payment terms to production animal veterinarians in response to market conditions. For the nine-months ended June 30, 2005 net cash provided by operating activities was $9,438, and was primarily attributable to an increase in accounts payable of $19,707 and net income partially offset by increases in inventories of $8,936 and accounts receivable of $8,231. The increase in accounts payable was a result of timing of inventory purchases and the increase in accounts receivable was due to sales growth.

Investing Activities.  For the nine-months ended June 30, 2006, net cash used in investing activities was $6,351.  Significant transactions impacting cash used in investing activities during the nine-months ended June 30, 2006 include the acquisition of Northland for $3,549 in cash, capital expenditures of $2,830 primarily related to relocating the Company’s existing distribution center to a new larger distribution center in Denver, Colorado and due to the purchase of equipment for a new distribution center in Orlando, Florida.  During the three-months ended March 31, 2006 the Company completed its sale of a distribution center previously operated in Denver, Colorado for $1,455.  Net cash used in investing activities for the nine-months ended June 30, 2005 was $6,067, primarily attributable to the acquisitions of Memorial Pet Care, Inc. and Vetpo Distributors, Inc. for approximately $5,033 and capital expenditures of $1,559.

Financing Activities.  For the nine-months ended June 30, 2006, net cash provided by financing activities was $5,369, and was primarily attributable to borrowing on the Company credit facility.  For the nine-months ended June 30, 2005, net cash used in financing activities was $3,368, which was primarily a result of payments on the Company’s revolving credit facility.

The Company’s revolving credit facility is used to finance the Company working capital requirements and fluctuates based on timing of payables and collection of receivables.

Contractual Obligations and Guarantees

For information on contractual obligations and guarantees, see the Company’s 2005 Annual Report on Form 10-K. During the nine-months ended June 30, 2006 the Company entered into the following leasing arrangements:

•                  In November 2005 we entered into a lease agreement, expiring in year 2013, for an approximately 30,000 square foot distribution center located in Orlando, Florida with an average annual lease expense of $183 per year.

•                  In May 2006 we leased an additional 15,200 square feet, expiring in 2013, for our Harrisburg, PA distribution center for an additional $140 per year.

•                  In May 2006 we entered into a lease agreement, expiring in year 2013, for an approximately 25,000 square foot distribution center located in Clear Lake, Wisconsin with an annual lease expense of $86 per year.

•                  In May 2006 we leased an additional 3,000 square feet, expiring in year 2011, for our corporate offices located in Meridian, Idaho for an additional $32 per year.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks primarily from changes in interest rates in the United States. The Company does not engage in financial transactions for trading or speculative purposes.

The interest payable on the revolving credit facility under the amended credit agreement is based on variable interest rates and is therefore affected by changes in market interest rates. If the weighted average interest rate on the variable rate indebtedness rose 75 basis points (a 10.0% change from the calculated weighted average interest rate as of June 30, 2006), assuming no change in the outstanding balance on the revolving credit facility under the amended credit agreement ($29,767 as of June 30, 2006), the annualized income before taxes and cash flows from operating activities would decline by approximately $224. If the weighted average interest rate on the variable rate indebtedness decreased 75 basis points (a 10.0% change from the calculated weighted average interest rate as of June 30, 2006), assuming no change in the outstanding balance on the revolving credit facility under the amended credit agreement, the annualized income before taxes and cash flows from operating activities would increase by approximately $224.

Item 4.  Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of June 30, 2006.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer, are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

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

Item 1A.  Risk Factors.

In addition to the factors discussed elsewhere in this Form 10 Q and those discussed in our Annual Report of Form 10-K, the following are important factors which could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of the Company

Our operating results may fluctuate due to factors outside of management’s control.

Our future revenues and results of operations may significantly fluctuate due to a combination of factors, many of which are outside of management’s control. The most notable of these factors include:

•                  vendor rebates based upon attaining certain growth goals;

•                  changes in or availability of vendor rebate programs;

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

An adverse change in vendor rebates could negatively affect our business. The terms on which we purchase or sell products from many vendors of animal health products entitle us to receive a rebate based on the attainment of certain growth goals. Vendors may adversely change the terms of some or all of these rebate programs. Because the amount of rebates we earn is directly related to the attainment of pre-determined sales growth goals, and because the nature of the rebate programs and the amount of rebates available are determined by the vendors, there can be no assurance as to the amount of rebates that we will earn in any given year. Historically, we have been successful in achieving most rebate growth goals and have not experienced any material adverse impact on our results of operations and financial condition due to a change in a rebate program. Changes to any rebate program initiated by our vendors may have a material effect on our gross profit and our operating results in any given quarter or year. Vendors may reduce the amount of rebates offered under their programs, or increase the growth goals or other conditions we must meet to earn rebates to levels that we cannot achieve. During calendar year 2006, certain of our vendors modified their rebate programs with us. These rebate program modifications changed the revenue growth targets from annual-weighted calendar year targets to either quarterly or trimester growth targets. These modifications will result in rebates previously expected to be earned and recognized in our first fiscal quarter 2007 ending on December 31(or the fourth calendar quarter) to be recognized earlier in our fiscal year 2006.

Additionally, factors outside of our control, such as customer preferences or vendor supply issues, can have a material impact on our ability to achieve the growth goals established by our vendors, which may reduce the amount of rebates we receive. The occurrence of any of these events could have an adverse impact on our results of operations.

Our quarterly operating results may fluctuate significantly, and these fluctuations may cause our stock price to fall.

Our quarterly revenues and operating results have varied significantly in the past, and may continue to do so in the future. While we accrue rebates from vendors as they are earned, our rebates have historically been highest during the quarter ended December 31, since most of our vendors’ rebate programs were designed to include targets to be achieved during the calendar year. During calendar year 2006, certain of our vendors modified their rebate programs with us. These rebate program modifications changed the revenue growth targets from annual-weighted calendar year targets to either quarterly or trimester growth targets. These modifications will result in rebates previously expected to be earned and recognized in our first fiscal quarter 2007 ending on December 31 (or the fourth calendar quarter) to be recognized earlier in our fiscal year 2006. Historically, our revenues have been seasonal, with peak sales in the spring and fall months. The seasonal nature of our business is directly tied to the buying patterns of veterinarians for production animal health products used for certain medical procedures performed on production animals during the spring and fall months. These buying patterns can also be affected by vendors’ and distributors’ marketing programs launched during the summer months, particularly in June, which can cause veterinarians to purchase production animal health products earlier than those products are used. This kind of early purchasing may reduce our sales in the months these purchases would have otherwise been made. While companion animal products tend to have a different product use cycle than production animal health products, and approximately two-thirds of our revenues have been generated from the sale of companion animal products, we cannot assure you that our revenues and operating results will not continue to fluctuate on a quarter-to-quarter basis. We believe period-to-period comparisons of our results of operations are not necessarily meaningful as our future revenue and results of operations may vary substantially. It is also possible that in future quarters our results of operations will be below the expectations of securities analysts and investors. In either case, the price of our common stock could decline, possibly materially.

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

•                  Henry Schein, Inc.;

•                  Lextron Animal Health, Inc.;

•                  Professional Veterinary Products, Ltd.;

•                  Vet Pharm, Inc.;

•                  Walco International, Inc.;

•                  Webster Veterinary Supply, a division of Patterson Companies, Inc.; and

•                  other national, regional, local and specialty distributors.

Some of our competitors may have more customers, stronger brand recognition or greater financial and other resources than we do. Most of our products are available from several sources, including other distributors and vendors, and our customers typically have relationships with several distributors and vendors. Many of our competitors have comparable product lines, technical expertise or distribution strategies that directly compete with us. Our competitors could obtain exclusive rights to distribute certain products, eliminating our ability to distribute those products. The entry of new distributors in the industry could also have a material adverse effect on our ability to compete. Additionally, some of our vendors may decide to compete with us by selling their products directly to our customers. If we do not compete successfully against these organizations, it could have a material and adverse effect on our business, financial condition and results of operations.

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

At June 30, 2006 we distributed more than 10,000 products sourced from more than 400 vendors to over 15,000 veterinary practices. We currently do not manufacture any of our products and are dependent on these vendors for our supply of products. Our top three vendors, Fort Dodge, Pfizer and Vedco, supplied products that accounted for approximately 45% of our revenues for our fiscal year ended September 30, 2005 and 47% for the nine-months ended June 30, 2006. Our ten largest vendors supplied products that accounted for approximately 73% of our revenues for our fiscal year ended September 30, 2005 and 74% for the nine-months ended June 30, 2006.

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

Banfield — The Pet Hospital (“Banfield”) and Feeders’ Advantage L.L.C. (“Feeders’ Advantage”), a related party, our two largest customers, accounted for approximately 10% and 6% of our product sales for our fiscal year ended September 30, 2005, respectively, and 10% and 6% for the nine-months ended June 30, 2006, respectively. Our ten largest customers, excluding Banfield and Feeders’ Advantage, accounted for approximately 6% of our product sales for our fiscal year ended September 30, 2005 and 6% for the nine-months ended June 30, 2006. Our business and results of operations could be adversely affected if the business of these customers was lost. We cannot guarantee that we will maintain or improve our relationships with these customers or that we will continue to supply these customers at current levels. Banfield, Feeders’ Advantage and other customers may seek to purchase some of the products that we currently sell directly from the vendors or from one or more of our competitors. Furthermore, our customers are not required to purchase any minimum amount of products from us. The loss of Banfield or Feeders’ Advantage or a deterioration in our relations with either of them could significantly affect our financial condition and results of operations. Additionally, a deterioration in the financial condition of one or more of our customers could have a material adverse effect on our results of operations.

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

We strive to maintain compliance with these and all other applicable laws and regulations. For example, we have hired a Manager of Regulatory Compliance and we have engaged an outside consultant to assist us in meeting and complying with the various state licensure requirements to which we are subject. If we are unable to maintain or achieve compliance with these laws and regulations, we could be subject to substantial fines or other restrictions on our ability to provide competitive distribution services, which could have an adverse impact on our financial condition.

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

An outbreak of disease affecting animals, such as foot-and-mouth disease, avian influenza or bovine spongiform encephalopathy, commonly referred to as “mad cow disease,” could result in the widespread destruction of affected animals and consequently result in a reduction in demand for animal health products. In addition, outbreaks of these or other diseases or concerns of such diseases could create adverse publicity that may have a material adverse effect on consumer demand for meat, dairy and poultry products, and, as a result, on our customers’ demand for the products we distribute. The outbreak of a disease among the companion animal population which could cause a reduction in the demand for companion animals could also adversely affect our business. Although we have not been adversely impacted by the outbreak of a disease in the past, there can be no assurance that a future outbreak of an infectious disease will not have an adverse effect on our business.

We may be subject to product liability and other claims in the ordinary course of business.

Our business involves a risk of product liability and other claims in the ordinary course of business, for example arising from shipping mislabeled or outdated product. We maintain general liability insurance with policy limits of $1 million per incident and $2 million in the aggregate, and in many cases we have indemnification rights against such claims from the manufacturers of the products we distribute. We do not maintain a separate product liability insurance policy because we do not currently manufacture any of the products that we sell. Our ability to recover under insurance or indemnification arrangements is subject to the financial viability of the insurers and manufacturers. We cannot assure you that our insurance coverage or the manufacturers’ indemnity will be available or sufficient in any future cases brought against us.

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

Certain of our borrowings, primarily borrowings on the revolving credit facility under our amended credit agreement, are or will be at variable rates of interest and expose us to interest rate risk based on market rates. In the last year there has been a general increase in borrowing rates in the United States. If interest rates continue to increase, our debt service obligations on any future variable rate indebtedness we may incur on our revolving credit facility would increase even if the amount borrowed remained the same, and our net income and cash available for servicing our indebtedness would decrease. Our variable rate debt as of June 30, 2006 was approximately $30.2 million (comprised of $29.8 million credit facility and $389,232 promissory note). Our interest expense for fiscal year 2005 was $2.5 million (excluding $4.1 million of accretion of our Series A preferred stock dividends) and was $1.6 million for the nine-months ended June 30, 2006. A 1% increase in the average interest rate would increase future interest expense by approximately $302,000 per year assuming an average outstanding balance on our revolving credit facility of $30.2 million.

The requirements of being a public company may strain our resources and distract our management.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. These requirements place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls for financial reporting. We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accountants addressing these assessments. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404.

We will be required to comply with the requirements of Section 404 for our fiscal year ending September 30, 2006. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.

As well, in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On April 26, 2006 the Board of Directors approved a grant of 1,000 shares of unregistered restricted common stock to A. Craig Olson in partial consideration for his services as a member of the Company’s Board of Directors. The restricted stock vests 1/3 annually over three years.  The grant of restricted stock is subject to the ratification by Company stockholders of an amendment to the Company’s 2005 Stock Based Incentive Compensation Plan (“Plan”) to allow non-employee directors to receive awards under the Plan.  In the event the stockholders do not ratify the proposed Plan amendment, the shares will be canceled and forfeited.

On May 8, 2006 the Company issued 28,744 shares of unregistered restricted stock to Northland Veterinary Supply, Ltd. (“Northland”) in partial consideration for the purchase of substantially all Northland’s assets.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

15	Letter re: Unaudited Interim Financial Information.

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MWI Veterinary Supply, Inc.
(Registrant)

Date: August 4, 2006	/s/ Mary Patricia B. Thompson
Mary Patricia B. Thompson
Vice President, Secretary and Chief Financial Officer