Form 10-K
period 2006-09-30
MWI Veterinary Supply, Inc.
filed 2006-11-22
CIK 1323974

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

Commission file number 000-51468

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

MWI VETERINARY SUPPLY, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	02-0620757
(State or other jurisdiction)	(I.R.S. Employer Identification Number)
651 S. Stratford Drive, Suite 100
Meridian, ID	83642
(Address of principal executive offices)	(Zip Code)

(800) 824 3703
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE SECURITIES EXCHANGE ACT OF 1934:

Title of each class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	Nasdaq

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE SECURITIES EXCHANGE ACT OF 1934: NONE

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 CFR section 405) is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of November 17, 2006 was $236,807,469. As of March 31, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting stock held by non-affiliates of the Registrant was $124,020,761. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of our outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s common stock, $0.01 par value, outstanding as of November 17, 2006 was 11,558,942.

Documents Incorporated by Reference

Listed hereunder are the documents, any portions of which are incorporated by reference and the Parts of this Form 10-K into which such portions are incorporated:

1.                  The Registrant’s definitive proxy statement for use in connection with the Annual Meeting of Stockholders to be held on or about February 7, 2007 to be filed within 120 days after the Registrant’s fiscal year ended September 30, 2006, portions of which are incorporated by reference into Part III of this Form 10-K.

MWI VETERINARY SUPPLY, INC.
FORM 10-K
TABLE OF CONTENTS

PART I

Cautionary Statement for Purposes of “Safe Harbor Provisions” of the Private Securities Litigation Reform Act of 1995

This annual report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend” and similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, our business strategy and means to implement our strategy, our objectives, the amount and timing of capital expenditures, the likelihood of our success in expanding our business, financing plans, budgets, working capital needs and sources of liquidity.

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others assumptions regarding demand for our products, the expansion of product offerings geographically or through new applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

•       vendor rebates based upon attaining certain growth goals;

•       changes in or availability of vendor rebate programs;

•       changes in the way vendors introduce products to market;

•       the recall of a significant product by one of our vendors;

•       extended shortage or backlog of a significant product by one of our vendors;

•       seasonality;

•       the impact of general economic trends on our business;

•       the timing and effectiveness of marketing programs offered by our vendors;

•       the timing of the introduction of new products and services by our vendors; and

•       competition.

Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the Securities and Exchange Commission, or SEC, we are under no obligation to publicly update or revise any forward-looking statements, whether as a result of any new information, future events or otherwise. You should not place undue reliance on our forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results or performance.

Item 1.                          Business.

General

Our business commenced operations as part of a veterinary practice in 1976 and was incorporated as MWI Drug Supply, Inc., an Idaho corporation, in 1980. MWI Drug Supply, Inc. was acquired by Agri Beef

Co. in 1981. MWI Veterinary Supply Co. was incorporated as an independent subsidiary of Agri Beef Co. in September 1994. Effective June 18, 2002, MWI Holdings, Inc. was formed by Bruckmann, Rosser, Sherrill & Co. II, L.P. (“BRS”) for the sole purpose of acquiring all of the outstanding stock of MWI Veterinary Supply Co. from Agri Beef Co. As a result of this transaction, MWI Veterinary Supply Co. became a wholly-owned subsidiary. On April 21, 2005, we changed our name from MWI Holdings, Inc. to MWI Veterinary Supply, Inc. References in this report to “we,” “us,” “our,” and “MWI” refer to MWI Veterinary Supply, Inc. unless otherwise indicated.

We are a leading distributor of animal health products to veterinarians across the United States. We distribute more than 10,000 products sourced from over 400 vendors to more than 15,000 veterinary practices nationwide from twelve strategically located distribution centers. Products we sell include pharmaceuticals, vaccines, parasiticides, diagnostics, capital equipment, supplies, veterinary pet food and nutritional products. We market these products to veterinarians in both the companion animal and production animal markets. As of September 30, 2006, we had a sales force of 261 people covering the United States. We also offer our customers a variety of value-added services, including on-line ordering, pharmacy fulfillment, inventory management, equipment procurement consultation and special order fulfillment, which we believe closely integrates us with our customers’ day-to-day operations and provides them with meaningful incentives to continue ordering from us.

Historically, approximately two-thirds of our total revenues have been generated from sales to the companion animal market and one-third from sales to the production animal market. For the fiscal years ended September 30, 2006, 2005 and 2004, our total revenues were $606.2 million, $496.7 million, and $394.3 million, respectively. Our operating income for the fiscal years ended September 30, 2006, 2005 and 2004, was $23.7 million, $15.8 million and $12.6 million, respectively.

Industry Overview

According to the Animal Health Institute (“AHI”), an industry group representing manufacturers of animal health products, animal health product sales in the United States for calendar year 2005 exceeded $5 billion for the first time, an increase of 6% over 2004. The market for animal health products in the United States is split between products sold for companion and production animals. Companion animals include dogs, cats, other pets and horses, while production animals include cattle and other food-producing animals. AHI estimates that companion animal products accounted for 54% of the total market for animal health products in the United States in calendar year 2005.

We believe the companion animal health products market is growing due to the increasing number of households with companion animals, an aging pet population, increased expenditures on animal health and preventative care, advancements in pharmaceuticals and diagnostic testing and extensive marketing programs sponsored by companion animal nutrition and pharmaceutical companies. We believe that product sales in the production animal health products market are largely driven by continued spending on animal health products to improve productivity, weight gain and disease prevention, as well as a growing focus on food safety. We believe that these growth factors are mitigated by the downward influence of generic drugs on pricing.

Veterinarians are one of the primary purchasers of animal health products, particularly in the companion animal market. As of December 31, 2005, according to the American Veterinary Medical Association, or AVMA, there were more than 54,000 veterinarians in private practice in more than 27,000 veterinary practices nationwide. We believe that distributors play a vital role for veterinary practices by providing access to a broad selection of products through a single channel and helping them efficiently manage their inventory levels. Distributors also offer product vendors substantial value by providing cost-effective access to a highly fragmented and geographically diverse customer base.

Competitive Strengths

We believe that our strengths include:

•       Leading Distributor to Veterinarians.   Based upon our total revenues for our fiscal year ended September 30, 2006, we are a leading animal health products distributor to veterinarians in the United States. While most of our products are available from several sources and our customers typically have relationships with several distributors, we have achieved this position primarily through internal growth and currently serve more than 15,000 of the more than 27,000 veterinary practices nationwide. We believe that our broad product offering, competitive pricing, superior customer service, rapid product fulfillment and value-added services provide meaningful incentives for our customers to continue ordering from us.

•       Leading Sales and Marketing Franchise.   Our 261 sales representatives educate customers on new veterinary products, assist in product selection and purchasing, and offer inventory management solutions. As of September 30, 2006, we had 155 field sales personnel and 106 telesales representatives covering the United States. We also publish detailed product catalogs and monthly magazines, which are often utilized by our customers as reference tools. While salespeople and printed materials are vital to our marketing strategy, we also provide on-line ordering, valuable business information and value-added services through our Internet site, www.mwivet.com. For our fiscal year ended September 30, 2006, approximately 23% of our product sales were generated through orders placed over the Internet.

•       Strong, Established Relationships with Veterinarians and Vendors.   Our ability to serve as a single source for most of our customers’ animal health product needs has enabled us to develop strong and long-term customer relationships. Approximately 66% of our product sales for the fiscal year ended September 30, 2006 were from customer accounts that were opened prior to fiscal year 2002 and approximately 79% of our product sales for the fiscal year ended September 30, 2006 were from customer accounts that were opened prior to fiscal year 2004. Independent veterinary practices have historically accounted for more than 80% of our product sales. In addition, for more than ten years we have maintained distribution arrangements with Banfield, The Pet Hospital (“Banfield”), the nation’s largest private veterinary practice, and with a non-controlled affiliate, Feeders’ Advantage, L.L.C. (“Feeders’ Advantage”), a related party and a buying group composed of several of the largest cattle feeders in the United States. Since we currently do not manufacture any of the products we sell, we are dependent on our vendors for the supply of our products. While our vendors often have relationships with multiple distributors, many of our key vendors including Fort Dodge, Schering-Plough and Vedco have been working with us for over ten years, while other key vendors including IDEXX Laboratories, Merial and Pfizer have more recently expanded their relationships with us. We believe our market position makes us an attractive partner for leading product vendors, since we provide cost-effective access to a significant portion of the highly fragmented and geographically diverse veterinary market.

•       Recurring Revenue Product Base.   Over 95% of our product sales for our fiscal years ended September 30, 2006, 2005 and 2004 were from consumable medicines and supplies commonly required by veterinarians in their practice. Historically, this aspect of our business has resulted in a recurring stream of revenues.

•       Sophisticated Technology and Information Systems.   In 2004, we successfully completed a comprehensive upgrade of our enterprise information system, the central hub for all of our business processes. This system supports order processing, inventory control, invoicing, shipping, sales analysis and reporting, supply chain management and financial accounting. We believe that this system could support more than a doubling of our revenues with minimal incremental investment.

•       Experienced Management Team.   We have a strong and experienced senior management team with substantial animal health industry expertise. The members of our senior management team have been with us for an average of over eleven years, and each member has demonstrated a commitment and capability to deliver growth in revenues and profitability.

Business Strategy

Our mission is to strengthen our position as a leading national animal health products distributor while continuing to efficiently deliver substantial value and innovation to our customers, increase revenues and improve profitability. Our strategy to achieve our mission is outlined below.

Increase Sales to Existing Customers.   We believe that veterinary practices typically purchase animal health products from multiple distributors. For our fiscal year ended September 30, 2006, our average annual product sales per veterinary practice served was approximately $33,000. We intend to increase our share of these purchases by utilizing our proprietary customer database to focus our marketing efforts, expanding our sales force, selectively adding products to our portfolio and increasing and expanding the value-added services we provide to our customers. By increasing the dollar value of purchases made by each customer as well as their average order size, we intend to increase our profitability. Competition for hiring sales representatives who have existing customer relationships is intense and we focus on retaining our valued staff who have demonstrated the skills needed to successfully market our products and services. If we fail to hire or retain a sufficient number of qualified professionals, it could adversely impact our business.

Expand Business Assistance Services for Veterinarians.   We intend to enhance our customer relationships by expanding our business assistance services for veterinarians. These value-added services include among others our e-commerce platform, Sweep™ in-clinic inventory management system, pharmacy fulfillment program, equipment procurement consultation and pet cremation service offerings. In addition, we are in the process of upgrading our Internet site, www.mwivet.com, in order to significantly enhance the e-commerce functionality available to our customers.

Increase the Total Number of Customers.   We believe we provide products and services to more than 50% of all domestic veterinary practices. We intend to raise this percentage by increasing the number and productivity of our sales representatives, selectively acquiring competitors and adding distribution centers. We believe the greatest opportunities to add new customers are in the Northeastern, Midwestern and Southeastern regions of the United States, areas where we do not hold the leading market position. We believe it is important to increase the total number of customers served in order to attain the growth goals that are a feature of many of our vendors’ rebate programs. Changes to any vendor rebate program or our failure to achieve these growth goals may have a material effect on our gross profit and operating results in any given quarter or year.

Continuously Seek to Improve Operations.   We continuously evaluate opportunities to increase sales, lower costs and realize operating efficiencies. Current initiatives include investments in our databases and distribution center management systems. We also plan to pursue alternative product sourcing strategies and have implemented a private label program on selected products to reduce our procurement costs and increase our profitability, while maintaining strong relationships with key vendors.

Make Selective Acquisitions.   The U.S. market for animal health products distribution is highly fragmented, with numerous national, regional and local distributors. Many of these companies are small, privately-held businesses, some of which may represent attractive acquisition candidates. In fiscal year 2005, we acquired and integrated the operations of Memorial Pet Care, Inc. and Vetpo Distributors, Inc. (“Vetpo”). On May 8, 2006, we acquired substantially all of the assets of Northland Veterinary Supply, Ltd. (“Northland”) and we integrated their business. We intend to continue pursuing acquisitions that are consistent with our mission of enhancing value to our customers, increasing revenues and improving profitability, while strengthening our competitive position. Additionally, we may evaluate selective acquisitions of niche health care distribution and ancillary businesses that can benefit from our infrastructure, systems and expertise.

Products

In fiscal year 2006, we distributed more than 10,000 products, including pharmaceuticals, vaccines, parasiticides, diagnostics, capital equipment, supplies, veterinary pet food and nutritional products. For our fiscal year ended September 30, 2006, our product revenues were comprised of approximately 40% pharmaceutical products, 19% vaccine products, 7% parasiticide products, 8% diagnostic products, 3% capital equipment products and 23% of other supplies. In addition, we sell over 600 products under agency agreements with our vendors. Under an agency agreement, we typically solicit orders and provide customer service for a commission, while the vendor stocks and ships the products. We also have available on special order over 7,000 products that we do not normally stock in our warehouses. We continually seek to update and improve the range of products we offer to address our customer requirements. Over 95% of our product sales for our fiscal years ended September 30, 2006, 2005 and 2004 were from the sale of consumable medicines and supplies commonly required by veterinarians in their practice. Historically, this aspect of our business has resulted in a recurring stream of revenues.

Pharmaceuticals, Vaccines and Parasiticides

We offer our customers a variety of pharmaceuticals, vaccines and parasiticides. Our pharmaceutical products typically include anesthetics, analgesics, antibiotics, ophthalmics and hormones. Our vaccine products are primarily comprised of small animal, equine and production animal biologicals. Our parasiticides are used for control of fleas, ticks, flies, mosquitoes and internal parasites.

Diagnostics, Capital Equipment and Supplies

We offer a wide range of diagnostics, capital equipment and supplies to veterinarians. Diagnostic sales typically include consumable in-clinic tests for detecting heartworm, lyme, feline leukemia and parvovirus, as well as consumable products for measuring blood chemistry, electrolyte balance and cell counts. Our capital equipment sales include anesthesia machines, surgical monitors, diagnostic equipment, dental machines, cages, lights and x-ray machines. We employ a team of capital equipment specialists to analyze the latest technologies and recommend equipment that meets our customers’ specific needs. Additionally, our capital equipment specialists provide training on our capital equipment lines to our customers and our sales force. Our sales of supplies include syringes, instruments, bandages, IV products, surgical consumables, grooming materials and other small equipment items used by veterinary practices.

Veterinary Pet Food and Nutritional Products

We offer our customers a broad selection of veterinary pet foods and nutritional products. We consider veterinary pet food to consist of two categories: foods for specialty diets and premium pet foods. Specialty diets are recommended by veterinarians to address specific medical and nutritional needs. Premium pet foods are recommended by veterinarians to promote optimal nutrition in healthy animals. Pet foods are typically sold under agency agreements. Nutritional products include dietary supplements, vitamins, dental chews and specialty treats which either help address specific medical conditions or are compatible with recommended nutritional guidelines.

Value-Added Services

We offer our customers a variety of value-added services, which we believe closely integrate us with our customers’ day-to-day operations and provide them with meaningful incentives to continue ordering from us. These services include the following:

Service	Description
E-commerce platform	On-line ordering system that provides information to veterinary practices on products, vendor programs and purchasing history
Pharmacy fulfillment	Shipment of prescription animal health products to end-users on behalf of veterinarians from our three licensed pharmacies located in Grand Prairie, Texas, Harrisburg, Pennsylvania and Nampa, Idaho
Inventory management system	Flexible system that facilitates counting, maintaining and ordering inventory in veterinary practices
Equipment procurement consultation	Consultation, demonstrations and training provided by our dedicated capital equipment specialists
Special order fulfillment	Procurement and shipment of over 7,000 unique products that we do not normally stock in our warehouses
Educational seminars	Seminars for our customers covering business and medical topics, frequently sponsored in conjunction with our vendors
Pet cremation	Business units presently operating in Idaho and Wisconsin that serve veterinary practices and their clients by providing cremation services

Customers

We currently serve more than 15,000 of the more than 27,000 veterinary practices located throughout the United States. These veterinary practices are typically small, privately-held businesses that we believe place at least one order per week to avoid storing and managing large volumes of supplies. We believe that these veterinary practices usually purchase animal health products from multiple distributors. We seek to be the principal provider of animal health products to our customer base.

We maintain a diverse and stable customer base. Independent veterinary practices have historically accounted for more than 80% of our product sales. Also, for more than ten years, we have maintained distribution arrangements with Banfield, the nation’s largest private veterinary practice with over 500 veterinary hospitals, and our non-controlled affiliate, Feeders’ Advantage, a buying group composed of several of the largest cattle feeders in the United States. Banfield accounted for approximately 10% of our product sales for our fiscal years ended September 30, 2006, 2005 and 2004. Feeders’ Advantage accounted for approximately 6% of our product sales for our fiscal years ended September 30, 2006, 2005, and 2004. The loss of Banfield or Feeders’ Advantage or deterioration in our relations with either of them could significantly affect our financial condition and results of operations. Our ten largest customers, excluding Banfield and Feeders’ Advantage, accounted for approximately 5% of our product sales for our fiscal years ended September 30, 2006 and 2005, and 7% of our product sales for our fiscal year ended September 30, 2004, with no single customer representing more than 1% of our product sales for those years. We typically do not enter into long-term contracts with our independent veterinary customers.

We are a party to two written agreements with Banfield, an Agreement for Product Purchases and an Agreement for Logistics Services. These agreements govern the pricing, shipping and other terms and conditions under which we sell our products and provide services to Banfield. Under the Agreement for Product Purchases, we provide a limited warranty with respect to all goods sold by us and paid for by Banfield that good title to the products is conveyed, that the products are delivered free of any security interest, that the products will conform to the description, grade and condition of the products invoiced and that all products will be free of any defects arising while the products are either in our possession or control or in the control of any carrier transporting the goods from us to Banfield. We are also required to maintain insurance in an amount equal to at least the replacement cost of all property that is purchased by Banfield from third parties and is held by us on their behalf.

Sales and Marketing

Our sales and marketing strategies are designed to establish and maintain strong customer relationships through personal visits by field sales representatives, frequent telesales contact and direct marketing, emphasizing our broad product lines, competitive pricing, efficient ordering capabilities, high levels of customer support and service and other value-added services. The key elements of our sales and marketing strategy are:

•       Field Sales Representatives:   Our sales force is a key component of our value-added approach. Due to the fragmented nature of the animal health products market, we believe that a large sales force is vital to effectively support existing customers and target potential customers. As of September 30, 2006, we had 155 field sales personnel, covering most of the United States. Our field sales representatives educate customers on new veterinary products, assist in product selection and purchasing and offer inventory management solutions. Once a field sales representative has established a relationship with a customer, the field sales representative encourages the customer to use our telesales representatives and online ordering capabilities for day-to-day customer needs. Field sales representatives work under the supervision of regional sales managers within an assigned sales territory to ensure effective communication and timely sales calls with customers. Our field sales representatives complement our telesales and direct marketing efforts and enable us to better market, service and support the sale of our products and services. Our field sales representatives are employees of our company and are compensated with a combination of salaries and commissions.

•       Telesales:   We support our field sales representatives and direct marketing efforts with telesales representatives in seven call centers covering the United States. As of September 30, 2006, we had 106 telesales representatives. Telesales representatives work as partners with our field sales representatives, providing a dual coverage approach for individual customers. Telesales representatives process orders and generate new sales through frequent and direct contact with customers. Telesales representatives are responsible for assisting customers with ordering, purchasing decisions and general questions. Telesales representatives utilize our customized order entry system to process customer orders, access pricing, availability and promotional information about products, and research customer preferences and order history. Our seven call centers are connected by our telecommunications system which enables them to operate as one virtual call center.

•       Direct Marketing:   We market to existing and potential customers by distributing product catalogs and monthly magazines. We publish our comprehensive animal health products catalog every other year. This catalog contains over 8,000 SKUs, includes detailed descriptions and specifications of our products and is often used as a reference tool by our customers and sales force. We also promote our products and services in our monthly magazine, the Messenger, which our field sales representatives use as a tool to educate customers on product and vendor programs. Additional marketing tools that we utilize include specialty catalogs, customer loyalty programs, specific product and vendor programs, flyers, faxes, order stuffers and other promotional materials. For the fiscal year ended September 30, 2006, we distributed nearly 450,000 pieces of direct marketing materials to existing and potential customers. We also participate in national and regional trade shows to extend our customer reach and enhance customer interaction.

•       E-Business Platform:   We provide on-line ordering, valuable business information and value-added services to veterinarians via our primary Internet site, www.mwivet.com, and customized Internet sites that we maintain for two of our largest customers. Customers can use our Internet sites to order products, learn more about products and vendor programs, print forms needed for their veterinary practice, review their historical purchases and manage their inventory. For our fiscal years ended September 30, 2006, 2005 and 2004, approximately 23%, 21%, and 18%, respectively, of our product sales were generated through orders placed over the Internet.

Product Sourcing

We currently distribute more than 10,000 products sourced from more than 400 vendors, including most major vendors of animal health products that sell through distributors. We believe that we are a leading distributor for many of these vendors.

We currently do not manufacture any of our products and are dependent on vendors for our supply of products. We believe that effective purchasing is a key factor in maintaining our position as a leading provider of animal health care products. We regularly assess our purchasing needs and our vendors’ product offerings and prices to obtain products at favorable prices. While we purchase products from many vendors and there is generally more than one vendor for most animal health product categories, our concentration of aggregate purchases with key vendors is significant. Our top three vendors, Fort Dodge, Pfizer and Vedco, supplied products that accounted for approximately 44% of our revenues for the fiscal year ended September 30, 2006 and approximately 45% of our revenues for our fiscal years ended September 30, 2005 and 2004. Our ten largest vendors accounted for approximately 70%, 73% and 72% of our revenues for the fiscal years ended September 30, 2006, 2005, and 2004, respectively.

There are two major types of transactions that can affect the flow of our products from our vendors, through us, to our customers. The method of selling products to veterinarians is dictated by our vendors. Traditional “buy/sell” transactions, which account for the vast majority of our business, involve the direct purchase of products by us from vendors, which we manage and store in our warehouses. A customer then places an order with us, and the order is then picked, packed, shipped and invoiced by us to our customer, followed by payment from our customer to us.

We also sell certain product lines to our customers under agency agreements with some of our vendors. Under this model, when we receive orders for products from the customer, we transmit the order to the vendor who then picks, packs and ships the products. In some cases our vendor invoices and collects payment from our customer, while in other cases we invoice and collect payment from our customer. We receive a commission payment for soliciting the order and for providing other customer service activities. Our operating expenses associated with agency sales transactions are lower than in traditional “buy/sell” transactions.

We have written agreements with approximately 30 of our vendors, including Fort Dodge and Pfizer. Our distribution agreement with Fort Dodge provides that we shall act as a distributor of Fort Dodge products in the United States on a non-exclusive basis. Fort Dodge may reduce the size of our territory upon 30 days written notice. We are required to actively promote and solicit sales of Fort Dodge products and to include their products in our regular sales promotions. In return, we are entitled to participate in Fort Dodge’s current distributor incentive program. Fort Dodge is required to indemnify us against any claims alleging that the Fort Dodge products are defective, except in certain limited situations. We are required to maintain sufficient inventory of each Fort Dodge product to meet our anticipated demand and to store the products in accordance with their respective label instructions. Our distribution agreement with Fort Dodge had an original term that expired on December 31, 2004 but the agreement automatically renews for additional periods of one year. The agreement may be terminated by either party with or without cause upon 90 days prior written notice.

Our livestock products agreement with Pfizer provides that we shall supply selected customers in the cattle and swine fields with Pfizer products. In return, we are entitled to certain service fees and rebates. We are required to maintain sufficient inventory to meet our anticipated demand on a monthly basis and to store the Pfizer products in accordance with their respective label instructions. Pfizer also reserves the right to sell directly to our customers or any other party. The livestock products agreement has a one year term that expires on December 31, 2006.

Animal health product vendors typically implement sales promotions for products distributed to veterinarians that can affect the timing in which we recognize revenues. In addition, at the time we negotiate vendor agreements for the upcoming year, our vendors typically establish sales growth goals for us to meet in order to receive performance rebates. These growth goals are generally based on quarterly, trimester, semi-annual or annual targets.

Product returns from our customers and to our vendors occur in the ordinary course of business. We extend our customers the same return of goods policies as are extended to us by our vendors. We do not believe that our operations will be adversely impacted due to the return of products.

Information Systems

In 2004, we successfully completed a comprehensive upgrade of our enterprise information system, the central hub for all of our business processes. Our information systems enable the centralized management of key functions, including accounts receivable, inventory management, accounts payable, purchasing, sales and order fulfillment, and the general ledger interface for payroll. These systems allow us to efficiently manage our growth, deliver superior customer service, effectively target customers, manage financial performance and monitor daily operational statistics.

Distribution

As of September 30, 2006, we distributed our products from twelve strategically located distribution centers throughout the United States. In our fiscal year ended September 30, 2006, we opened our twelfth distribution center located in Orlando, Florida; expanded operations in Denver, Colorado, moving to a new distribution and call center; and expanded our existing distribution center in Harrisburg, Pennsylvania. Once a customer’s order is entered into our customized order entry system, it is electronically transmitted to the distribution center that carries the product and is closest to the customer’s location. Following receipt of the order, a document is printed in the warehouse which reflects the bin location of the product to facilitate product fulfillment. The order is then packaged and shipped along with an itemized invoice. We maintain inventory levels in our warehouses appropriate to satisfy customer demand for prompt delivery and fulfillment of their product orders. Inventory levels are managed on a daily basis through our information systems. In order to meet the rapid delivery requirements of our customers, we offer next-day delivery service on most of the products we stock in our warehouses. We estimate that as of September 30, 2006, we shipped same day from our warehouses approximately 98% of the dollar value of orders placed by our customers. We currently ship the majority of our orders through United Parcel Service, Inc., or UPS, with the balance of our orders being shipped by our own delivery trucks, regional carriers and other national carriers.

Acquisitions

In November 2004, we acquired certain assets of Memorial Pet Care, Inc., a pet crematorium located in Meridian, Idaho. Memorial Pet Care presently operates in southwest Idaho and eastern Oregon and serves veterinary practices and their clients by providing cremation services.

In January 2005, we acquired substantially all of the assets of Vetpo Distributors, Inc., (“Vetpo”), a regional animal health products distributor located in Holland, Michigan. This acquisition has enabled us to substantially expand our market presence and improve our distribution capabilities in Michigan, Illinois, Indiana, Ohio and Wisconsin.

On May 8, 2006, we acquired substantially all of the assets of Northland Veterinary Supply, Ltd., (“Northland”). Northland presently operates in Clear Lake, Wisconsin and is a distributor of animal health products to approximately 500 veterinary practices and producers across the Midwestern United States.

Competition

The distribution and manufacture of animal health products is highly competitive. We compete with numerous vendors and distributors based on customer relationships, service and delivery, product selection, price and e-business capabilities. Most of our products are available from several sources, including other distributors and vendors, and our customers tend to have relationships with several distributors. In addition, our competitors could obtain exclusive rights to distribute certain products, eliminating our ability to distribute those products. Consolidation in the veterinary distribution business could result in existing competitors increasing their market share, which could give them greater pricing power, decrease our revenues and profitability, and increase the competition for customers. Our primary competitors, excluding vendors, include the following:

•       Butler Animal Health Supply;

•       Henry Schein, Inc.;

•       Lextron Animal Health, Inc.;

•       Professional Veterinary Products, Ltd.;

•       Vet Pharm, Inc.;

•       Animal Health International, Inc. (formerly Walco International, Inc.)

•       Webster Veterinary Supply, a division of Patterson Companies, Inc.; and

•       other national, regional, local and specialty distributors.

The role of the animal health product distributor has changed dramatically during the last decade. Successful distributors are increasingly providing value-added services in addition to the products they traditionally provided. We believe that to remain competitive we must continue to add value to the distribution channel, while removing unnecessary costs associated with product movement.

Distribution of animal health products is characterized by either “ethical” or “over-the counter,” commonly referred to as OTC, channels of product movement. Ethical distribution is defined as those sales of goods to licensed veterinarians for use in their professional practice. Many of these products are prescription and must be sold or prescribed by a licensed professional. OTC distribution is the movement of goods to the animal owner and the end-user. Many of these products also are purchased by the licensed veterinarian for professional use or for resale to their client. There are numerous ethical and OTC distribution companies operating throughout the United States and competition in the veterinary distribution industry is intense.

Trademarks

We have registered with the United States Patent and Trademark Office the marks “MWI,” “MWI Design” and “MWIVET.com,” and we have filed applications to register the marks “VETONE” and “VETRIMEC.” We believe that the MWI mark is well recognized in the animal health products industry and by veterinarians and is therefore a valuable asset of ours.

Employees

As of September 30, 2006, we had 719 employees across the United States. We have not experienced a shortage of qualified personnel in the past, and believe that we will be able to attract such employees in the future. None of our employees are a party to a collective bargaining agreement, and we consider our relations with our employees to be good.

Website

Our website address is www.mwivet.com and can be used to access, free of charge, through the investor relations category, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. The information on our website is not incorporated as a part of this annual report. The public can also obtain copies of these reports by visiting the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549, or by calling the SEC at 1-800-SEC-0330, or by accessing the SEC’s website at http://www.sec.gov.

Governmental Regulation

Our vendors of pharmaceuticals, vaccines, parasiticides and certain controlled substances are typically regulated by federal agencies, such as the Food and Drug Administration (“FDA”), the United States Department of Agriculture (“USDA”), the Environmental Protection Agency (“EPA”), and the Drug Enforcement Agency (“DEA”), as well as most similar state agencies. Therefore, we are subject, either directly or indirectly, to regulation by the same agencies. Most states and the DEA require us to be registered or otherwise keep a current permit or license to handle controlled substances. Manufacturers of vaccines are required by the USDA to comply with various storage and shipping criteria and requirements for vaccines. To the extent we distribute such products, we must comply with the same requirements, including, without limitation, the storage and shipping requirements for vaccines.

Most state boards of pharmacy require us to be licensed in their respective states for the sale of pharmaceutical products and medical devices within their jurisdictions. As a distributor of prescription pharmaceutical products, we are subject to the Prescription Drug Marketing Act (“PDMA”). The PDMA provides governance and authority to the states to provide minimum standards, terms and conditions for the licensing by state licensing authorities of persons who “engage” in wholesale distribution (as defined by each state regulatory agency) in interstate commerce of prescription drugs. With this authority, states require site-specific registrations for the parties that engage in the selling and/or physical distribution of pharmaceutical products into their state in the form of out-of-state registrations.

Effective December 1, 2006, the federal drug pedigree requirements of the FDA under the PDMA will go into effect. The federal pedigree regulations require tracking human labeled prescription products through the entire distribution chain and are applicable to distributors that do not have a written agreement with the manufacturer granting the wholesale distributor status as an “Authorized Distributor of Record.” Selling and/or distributing products without the appropriate registrations may subject us to fines, penalties, misdemeanor or felony convictions, and/or seizure of the products involved. We have a Manager of Regulatory Compliance and have engaged outside consultants as needed to assist us in meeting and complying with the various state and federal licensure requirements to which we are subject.

Our pet cremation business is subject to state and local zoning laws, and we are required to maintain permits for the construction and operation of an animal incineration device. We are also required to have an air pollution permit in connection with the operation of our pet cremation business.

Some states (as well as certain cities and counties) require us to collect sales taxes/use taxes on certain types of animal products. We are also subject to laws governing our relationship with employees, including minimum wage requirements, overtime, working conditions and citizenship requirements. In addition, we are subject to additional regulations regarding our hiring practices because several federal, state and local governmental agencies are our customers.

Environmental Considerations

We do not currently manufacture or alter in any way the composition of products that we distribute. All products are distributed in compliance with the relevant rules and regulations as approved by various state and federal agencies.

Executive Officers

The following table sets forth the names, ages and titles, as well as a brief account of the business experience, of each person who was an executive officer of the Company as of September 30, 2006:

Name	Age	Title
James F. Cleary, Jr.	43	Board Director, President and Chief Executive Officer
Mary Patricia B. Thompson	43	Senior Vice President of Finance and Administration, Chief Financial Officer
James W. Culpepper	52	Vice President of Inventory Management
Jeffrey J. Danielson	46	Vice President of Sales
John J. Francis	53	Vice President and General Manager of Specialty Resources Group
James S. Hay	63	Vice President and Chief Information Officer
Bryan P. Mooney	38	Vice President of Operations
James M. Ross	57	Vice President of Business Development
John R. Ryan	37	Vice President of Marketing

James F. Cleary, Jr. has served as President since March 2000 and Chief Executive Officer since June 2002. Mr. Cleary has also been a member of the board of directors since June 2002. He joined MWI in January 1998 as Director of National Accounts and was promoted to Vice President of Demand Generation in 1999. Mr. Cleary was Vice President of Agri Beef Co., MWI’s former parent, from 1996 to 1998. From 1990 to 1996, Mr. Cleary was employed in management positions with Morrison Knudsen Corporation and its affiliate MK Rail Corporation. Mr. Cleary graduated from Dartmouth College in 1985 with a Bachelor of Arts in Economics and received his Masters of Business Administration from Harvard Business School in 1990. Mr. Cleary is also a member of the board of directors of Agri Beef Co. and Seroyal Holdings, L.P., and a manager of Feeders’ Advantage, L.L.C. Mr. Cleary is the brother-in-law of Mr. Robert Rebholtz, one of our board directors.

Mary Patricia B. Thompson has served as Senior Vice President of Finance and Administration, Chief Financial Officer since August 2006, with oversight of finance, regulatory compliance, inventory management, information technology, and human resources. Prior to August, Ms. Thompson had been the Vice President, Secretary and Chief Financial Officer since June 2002. Ms. Thompson joined Agri Beef Co. in 1989 as the Feedlot and Commodity Division Controller. In September 1991, Ms. Thompson was promoted to Controller of MWI Veterinary Supply Co., then a wholly-owned subsidiary of Agri Beef Co. Prior to joining Agri Beef Co., Ms. Thompson worked for Arthur Andersen LLP from 1985 to 1989, where she provided auditing and accounting services. Ms. Thompson graduated from the University of Idaho in 1985, summa cum laude, with a Bachelor of Science in Accounting. Ms. Thompson is a licensed Certified Public Accountant. Ms. Thompson is also a member of the board of directors of the American Veterinary Distributors Association.

James W. Culpepper has served as Director of Inventory Management (now Vice President of Inventory Management) since 1998. Mr. Culpepper joined MWI in 1997 as General Merchandise Manager. Prior to joining MWI, Mr. Culpepper worked for Payless Drug Stores for 20 years. During that period, Mr. Culpepper held various positions, including pharmacist, merchandiser and buyer of pharmaceutical supplies, and Inventory Control Manager. Mr. Culpepper graduated from Oregon State University’s School of Pharmacy in 1977.

Jeffrey J. Danielson has served as Director of Sales (now Vice President of Sales) since 2001. Mr. Danielson joined MWI Veterinary Supply Co. in 1985 as an Outside Sales Representative, serving the state of Washington. From 1989 to 1991, Mr. Danielson served as Assistant Sales Manager and from 1991 to 2001 served as National Sales Manager. Mr. Danielson graduated from Colorado State University in 1983 with a Bachelor of Science in Agricultural Business.

John J. Francis has served as Vice President and General Manager of Specialty Resources Group since September 28, 2006. Prior to joining MWI, Mr. Francis worked for Webster Veterinary Supply (an animal health distributor) as the Vice President of Sales from April 2004 to September 2006. Mr. Francis was the Key Account Manager of Excel, a division of Cargill, Inc., from June 2002 to April 2004 and was the Vice President of Sales for Future Beef based in Parker, Colorado, from May 2000 to May 2002. From 1990 until 2000, Mr. Francis served as General Manager and then President of MWI Veterinary Supply Co. Mr. Francis graduated from Michigan State University in 1975 with a Bachelor of Science in Animal Husbandry and holds a Master of Science in Animal Science obtained in 1977 from the University of Illinois.

James S. Hay has served as Chief Information Officer (now Vice President and Chief Information Officer) since September 2002. Mr. Hay joined Agri Beef Co. in 1996 as Vice President of Information Systems. Prior to joining Agri Beef Co., Mr. Hay served as Director of Management Information Systems at Natural Wonders Inc. from 1991 to 1995; Director of Management Information Systems at the Oakland Tribune from 1989 to 1991; Vice President and Chief Information Officer of Liquor Barn, Inc. from 1987 to 1989; Director of Information Services at Genstar Corporation from 1974 to 1987; management consultant at Price Waterhouse from 1968 to 1974; and as a systems engineer at IBM Corporation from 1965 to 1968. Mr. Hay graduated from the University of Manitoba in 1965 with a Bachelor of Science in Mathematics and Physics.

Bryan P. Mooney has served as Director of Operations (now Vice President of Operations) since May 2005. Mr. Mooney joined MWI in January 1994 as the Operations Manager of our Denver, Colorado distribution operation and served in that capacity until May 1998. From May 1998 until February 2005, Mr. Mooney served as Manager of Transportation and Logistics and from January 2005 until May 2005 as the Western Regional Operations Manager. Mr. Mooney graduated from the University of Wyoming in 1991 with a Bachelor of Science in Agricultural Business.

James M. Ross has served as Director of Banfield Accounts (now Vice President of Business Development) since April 2001 and as Director of Business Development since 2003. Prior to joining MWI, Mr. Ross worked for 32 years in the human medical supply distribution industry, where Mr. Ross served as an operations manager for Intermountain Surgical Supply of Boise, Idaho from 1970 to 1972 and as Account Manager from 1972 to 1976; as Branch Manager and General Manager of Intermedco, Inc.’s Oklahoma operations from 1976 to 1985; as Vice President, West Region Manager of Durr-Fillauer Medical of Montgomery, Alabama from 1985 to 1996; and as Vice President of Operations for Bergen Brunswig Medical Corporation, a Division of Bergen Brunswig Corporation in Orange, California from

1996 to 1998. In 1999, Mr. Ross became Executive Vice President of Sales and Distribution and in December 1999 assumed the additional position of Chief Operating Officer of Bergen Brunswig Medical Corporation and served in those positions until September 2000. From January 2001 until April 2001, Mr. Ross served as Vice President, General Manager of Columbia Diagnostics, a division of Fisher Scientific. Mr. Ross graduated from Boise State University in 1972 with a Bachelor of Science in Business Administration.

John R. Ryan has served as Director of Marketing & Analysis (now Vice President of Marketing) since 2000. Mr. Ryan joined MWI in June 1995 as an Outside Sales Representative and served in such capacity until June 2000. Prior to joining MWI, Mr. Ryan worked for the Virbac Corporation (a companion animal pharmaceutical company) as a Territory Manager from 1993 to 1995. Mr. Ryan graduated from the University of California, Davis in 1993 with a Bachelor of Science in Animal Physiology.

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

The terms on which we purchase or sell products from many vendors of animal health products entitle us to receive a rebate based on the attainment of certain growth goals. Vendors may adversely change the terms of some or all of these rebate programs. Because the amount of rebates we earn is directly related to the attainment of pre-determined sales growth goals, and because the nature of the rebate programs and the amount of rebates available are determined by the vendors, there can be no assurance as to the amount of rebates that we will earn in any given year. Historically, we have been successful in achieving most rebate growth goals and have not experienced any material adverse impact on our results of operations and financial condition due to a change in a rebate program. Changes to any rebate program initiated by our vendors may have a material effect on our gross profit and our operating results in any given quarter or year. Vendors may reduce the amount of rebates offered under their programs, or increase the growth goals or other conditions we must meet to earn rebates to levels that we cannot achieve. During calendar year 2006, certain of our vendors modified their rebate programs with us. These rebate program modifications changed the revenue growth targets from annual-weighted calendar year targets to either quarterly or trimester growth targets. These modifications resulted in rebates previously expected to be earned and recognized in our first fiscal quarter 2007 ending on December 31, 2006 to be recognized in our fiscal year 2006.

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

Our quarterly revenues and operating results have varied significantly in the past, and may continue to do so in the future. While we accrue rebates from vendors as they are earned, our rebates have historically been highest during the quarter ended December 31, since most of our vendors’ rebate programs were designed to include targets to be achieved during the calendar year. During calendar year 2006, certain of our vendors modified their rebate programs with us. These rebate program modifications changed the revenue growth targets from annual-weighted calendar year targets to either quarterly or trimester growth targets. These modifications resulted in rebates previously expected to be earned and recognized in our first fiscal quarter 2007 ending on December 31, 2006 to be recognized in our fiscal year 2006. Historically, our revenues have been seasonal, with peak sales in the spring and fall months. The seasonal nature of our business is directly tied to the buying patterns of veterinarians for production animal health products used for certain medical procedures performed on production animals during the spring and fall months. These buying patterns can also be affected by vendors’ and distributors’ marketing programs launched during the summer months, particularly in June, which can cause veterinarians to purchase production animal health products earlier than those products are used. This kind of early purchasing may reduce our sales in the months these purchases would have otherwise been made. While companion animal products tend to have a different product use cycle than production animal health products, and approximately two-thirds of our revenues have been generated from sales to the companion animal market, we cannot assure you that our revenues and operating results will not continue to fluctuate on a quarter-to-quarter basis. We believe period-to-period comparisons of our results of operations are not necessarily meaningful as our future revenue and results of operations may vary substantially. It is also possible that in future quarters our results of operations will be below the expectations of securities analysts and investors. In either case, the price of our common stock could decline, possibly materially.

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

•       Butler Animal Health Supply;

•       Henry Schein, Inc.;

•       Lextron Animal Health, Inc.;

•       Professional Veterinary Products, Ltd.;

•       Vet Pharm, Inc.;

•       Animal Health International, Inc. (formerly Walco International, Inc.)

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

At September 30, 2006 we distributed more than 10,000 products sourced from more than 400 vendors to over 15,000 veterinary practices. We currently do not manufacture any of our products and are dependent on these vendors for our supply of products. Our top three vendors, Fort Dodge, Pfizer and Vedco, supplied products that accounted for approximately 44% of our revenues for our fiscal year ended September 30, 2006, and 45% of our revenues for our fiscal years ended September 30, 2005 and 2004, respectively. Our ten largest vendors supplied products that accounted for approximately 70%, 73% and 72% of our revenues for the fiscal years ended September 30, 2006, 2005 and 2004, respectively.

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

In addition, we may not be able to establish relationships with key vendors in the animal health industry if we have established relationships with competitors of these key vendors. We have written agreements with approximately 30 of our vendors, including Fort Dodge and Pfizer. Some of our agreements with vendors are for one-year periods. Upon expiration, we may not be able to renew our existing agreements on favorable terms, or at all. For example, vendors could require us to distribute their products on an exclusive basis, which could cause us to forgo distributing competing products which may also be profitable. Competitors could obtain exclusive rights to market particular products, which we would be unable to market. If we lose the right to distribute products under such agreements, we may lose access to certain products and lose a competitive advantage. Potential competitors could sell products from vendors that we fail to continue with and erode our market share.

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

We use UPS as our primary delivery service for our air and ground shipments of products to our customers. If there were any significant service interruptions, there can be no assurance that we could engage alternative service providers to deliver these products in either a timely or cost-efficient manner, particularly in rural areas where many of our customers are located. Any labor disputes, slowdowns, transportation disruptions or other adverse conditions in the transportation industry experienced by UPS could impair or disrupt our ability to deliver our products to our customers on a timely basis, and could have a material adverse effect upon our customer relationships, business, financial condition and results of operations. For example, during the strike by members of the International Brotherhood of Teamsters against UPS in August 1997, many of our sales representatives, some traveling hundreds of miles, were required to make deliveries to customers for which no alternate delivery service provider was available on a timely basis. In addition, rising fuel costs may result in continued increases in shipping costs charged by UPS, or other delivery service providers, and could have an adverse effect on our financial condition and results of operations.

The loss of one or more significant customers could adversely affect our profitability.

Our two largest customers, Banfield and Feeders’ Advantage (a related party), accounted for approximately 10% and 6% of our product sales for our fiscal years ended September 30, 2006 and 2005. Our ten largest customers, excluding Banfield and Feeders’ Advantage, accounted for approximately 5% of our product sales for our fiscal years ended September 30, 2006 and 2005. Our business and results of operations could be adversely affected if the business of these customers was lost. We cannot guarantee that we will maintain or improve our relationships with these customers or that we will continue to supply these customers at current levels. Banfield, Feeders’ Advantage and other customers may seek to purchase some of the products that we currently sell directly from the vendors or from one or more of our competitors. Furthermore, our customers are not required to purchase any minimum amount of products from us. The loss of Banfield or Feeders’ Advantage or deterioration in our relations with either of them could significantly affect our financial condition and results of operations. Additionally, deterioration in the financial condition of one or more of our customers could have a material adverse effect on our results of operations.

Failure to effectively manage growth could impair our business.

Since fiscal 2000, we have experienced rapid growth and expansion, largely due to internal growth initiatives. Our revenues increased from $195.6 million for our fiscal year ended September 30, 2000 to $606.2 million for our fiscal year ended September 30, 2006. Our number of employees increased by approximately 420 individuals during the same period.

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

The veterinary distribution industry is subject to changing political and regulatory influences. Both state and federal government agencies regulate the distribution of certain animal health products and we are subject to regulation, either directly or indirectly, by the FDA, the USDA, the EPA, the DEA and comparable state agencies. As a distributor of prescription pharmaceutical products, we are subject to the PDMA, which provides for minimum standards, terms and conditions to be maintained for licensing as a distributor. The regulatory stance these agencies take could change. Our vendors are subject to regulation by the FDA, the USDA, the EPA the DEA, and the PDMA, as well as other federal and state agencies, and material changes to the applicable regulations could affect our vendors’ ability to manufacture certain products, which could adversely impact our product supply. In addition, some of our customers may rely, in part, on farm and agricultural subsidy programs. Changes in the regulatory positions that impact the availability of funding for such programs could have an adverse impact on our customers’ financial positions, which could lead to decreased sales.

We strive to maintain compliance with these and all other applicable laws and regulations. We retain a Manager of Regulatory Compliance and have engaged outside consultants as needed to assist us in meeting and complying with the various state licensure requirements to which we are subject. If we are unable to maintain or achieve compliance with these laws and regulations, however, we could be subject to substantial fines or other restrictions on our ability to provide competitive distribution services, which could have an adverse impact on our financial condition.

We cannot assure you that existing laws and regulations will not be revised or that new, more restrictive laws will not be adopted or become applicable to us or the products that we distribute or dispense. For example, effective December 1, 2006, the federal drug pedigree requirements of the FDA under the PDMA will go into effect. The federal pedigree regulations require tracking human labeled prescription products through the entire distribution chain and are enforceable for distributors that do not have a written agreement with the manufacturer granting the wholesale distributor status as an “Authorized Distributor of Record.” We cannot assure you that the vendors of products that may become subject to more stringent laws will not try to recover any or all increased costs of compliance from us by increasing the prices at which we purchase products from them, or, that we will be able to recover any such increased prices from our customers. We also cannot assure you that our business and financial condition will not be materially and adversely affected by future changes in applicable laws and regulations.

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

Our business involves a risk of product liability and other claims in the ordinary course of business, for example arising from shipping mislabeled or outdated product. We maintain general liability insurance with policy limits of $1.0 million per incident and $2.0 million in the aggregate, and in many cases we have indemnification rights against such claims from the manufacturers of the products we distribute. We do not maintain a separate product liability insurance policy because we do not currently manufacture any of the products that we sell. Our ability to recover under insurance or indemnification arrangements is subject to the financial viability of the insurers and manufacturers. We cannot assure you that our insurance coverage or the manufacturers’ indemnity will be available or sufficient in any future cases brought against us.

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

Certain of our borrowings, primarily borrowings on the revolving credit facility under our amended credit agreement, are or will be at variable rates of interest and expose us to interest rate risk based on market rates. In the last year there has been a general increase in borrowing rates in the United States. If interest rates continue to increase, our debt service obligations on any future variable rate indebtedness that we may incur on our revolving credit facility would increase even if the amount borrowed remained the same, and our net income and cash available for servicing our indebtedness would decrease. Our variable rate debt as of September 30, 2006 was approximately $11.0 million (comprised of $10.6 million credit facility and $0.4 million promissory note). Our interest expense for fiscal year 2006 was approximately $2.0 million and was approximately $2.5 million (excluding $4.1 million of accretion of our Series A preferred stock dividends) for the fiscal year 2005. A 1% increase in the average interest rate would increase future interest expense by approximately $0.1 million per year assuming an average outstanding balance on our revolving credit facility of $11.0 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

The requirements of being a public company may strain our resources and distract our management.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. These requirements place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls for financial reporting. Compliance with these regulations requires significant resources and management oversight. The incurrence of the costs could put us at a competitive disadvantage, because most of our significant competitors are not public companies and are not required to incur these costs.

Item 1B.                  Unresolved Staff Comments.

None.

Item 2.                          Properties.

The table below provides a summary of the Company’s principal facilities as of September 30, 2006:

Location	Total Square Feet(1)	Leased or Owned	Principal Function
Meridian, Idaho	34,000	Leased	Headquarters and call center
Atlanta, Georgia	25,000	Leased	Distribution center
Clear Lake, Wisconsin	25,000	Leased	Distribution center and call center
Denver, Colorado	59,000	Leased	Distribution center and call center
Fife, Washington	30,000	Leased	Distribution center
Glendale, Arizona	16,000	Leased	Distribution center
Grand Prairie, Texas	35,000	Leased	Distribution center, call center and pharmacy
Harrisburg, Pennsylvania	40,000	Leased	Distribution center, call center and pharmacy
Holland, Michigan	25,000	Leased	Distribution center and call center
Nampa, Idaho	30,000	Leased	Distribution center and pharmacy
Orlando, Florida	30,000	Leased	Distribution center
San Antonio, Texas	19,000	Leased	Distribution center and call center
Visalia, California	52,000	Leased	Distribution center

(1)          Rounded to the nearest thousand square feet.

Item. 3.                       Legal Proceedings.

We are not a party to any material pending legal proceedings and are not aware of any claims that could have a materially adverse effect on our financial position, results of operations, or cash flows.

Item 4.                          Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.                          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been quoted on the Nasdaq under the symbol “MWIV” since August 3, 2005. Prior to that date there was no public market for our common stock. The following table sets forth, for the period indicated, the high and low sales prices of our common stock, reported by the Nasdaq National Market from August 2005 through June 2006, and by the Nasdaq Global Select Market from July 2006 forward.

	Common Stock Price
	High	Low
Fiscal Year Ended September 30, 2005
Fourth Quarter (from August 3, 2005)	$24.18	$19.78
Fiscal Year Ended September 30, 2006
First Quarter	$26.49	$19.87
Second Quarter	$36.31	$23.79
Third Quarter	$37.29	$29.25
Fourth Quarter	$38.61	$30.56

At the close of business on November 17, 2006, we had approximately 11,559,000 shares of common stock issued and outstanding. As of that date, there were approximately 4,600 registered holders of record of our common stock.

We have not paid or declared any dividends on our common stock and do not anticipate paying any dividends on our common stock in the foreseeable future. Our amended credit agreement prohibits us from declaring or paying dividends on our common stock. We intend to retain future earnings to finance the ongoing operations and growth of our business. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on conditions at that time, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

We did not make any common stock repurchases during the fiscal year ended September 30, 2006.

Equity Compensation Plan Information

The following table provides information as of September 30, 2006 about the common stock that may be issued under all of our existing equity compensation plans, including the 2002 Stock Plan and 2005 Stock-Based Incentive Compensation Plans. Both of these plans have been approved by our stockholders.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	540,895	$3.32	1,129,860
Equity compensation plans not approved by security holders	—	—	—
Total	540,895	$3.32	1,129,860

Item 6.                          Selected Financial Data.

The selected consolidated financial data below is derived from the following sources:

•       The consolidated financial statements of our company while it was operated by Agri Beef Co. (which we refer to as our Predecessor) for the fiscal year ended September 30, 2001 and for the period from October 1, 2001 to June 17, 2002. Our Predecessor’s financial statements, which have been audited by an independent registered public accounting firm, represent our results of operations for those periods.

•       Our consolidated financial statements for the period from June 18, 2002 to September 30, 2002 and as of and for our fiscal years ended September 30, 2003, 2004, 2005, and 2006 which have been audited by an independent registered public accounting firm.

The selected consolidated financial and other data below represent portions of our financial statements and are not complete. You should read this information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes to these statements included in this annual report. Historical results are not necessarily indicative of future performance.

	2001	2002		2003	2004	2005	2006
	Predecessor		Successor
		Oct. 1, 2001 - Jun. 17, 2002	Jun. 18, 2002 - Sept. 30, 2002
	(In thousands, except per share amounts)
Revenues:
Product sales	$219,407	$177,135	$84,467	$315,738	$367,863	$463,272	$564,289
Product sales to related party	—	9,947	7,329	22,960	22,163	28,473	34,123
Commissions	2,006	1,268	1,009	3,011	4,256	4,910	7,782
Total revenues	221,413	188,350	92,805	341,709	394,282	496,655	606,194
Cost of product sales	188,260	161,840	80,032	294,692	338,684	426,709	518,068
Gross profit	33,153	26,510	12,773	47,017	55,598	69,946	88,126
Selling, general and administrative expenses(1)	25,009	20,082	11,115	35,886	41,872	52,647	62,470
Depreciation and amortization	835	577	285	976	1,146	1,528	1,964
Operating income	7,309	5,851	1,373	10,155	12,580	15,771	23,692
Other income (expense):
Interest expense(2)	(1,255)	(731)	(644)	(3,034)	(6,098)	(6,515)	(1,959)
Other income (expense)	(146)	203	59	324	322	399	499
Total other income (expense)	(1,401)	(528)	(585)	(2,710)	(5,776)	(6,116)	(1,460)
Income before taxes	5,908	5,323	788	7,445	6,804	9,655	22,232
Income taxes	(2,246)	(2,043)	(297)	(3,116)	(4,280)	(5,098)	(8,396)
Net income	3,662	3,280	491	4,329	2,524	4,557	13,836
Accretion of redeemable preferred stock	—	—	(995)	(2,714)	—	—	—
Income (loss) available to common stockholders	$3,662	$3,280	$(504)	$1,615	$2,524	$4,557	$13,836
Earnings (loss) per common share:
Basic	NM	NM	$(0.10)	$0.32	$0.50	$0.76	$1.28
Diluted	NM	NM	$(0.10)	$0.28	$0.43	$0.68	$1.25
Shares used in computing earnings per share:
Basic	NM	NM	4,978	5,013	5,038	5,970	10,773
Diluted	NM	NM	4,978	5,745	5,878	6,697	11,072

“NM,” as used in the table above, means not meaningful because of the substantial changes to our capital structure resulting from our acquisition of MWI Veterinary Supply Co. from Agri Beef Co. effective as of June 18, 2002.

	As of September 30,
	2001	2002	2003	2004	2005	2006
	Predecessor	Successor
		(In thousands)
Cash	$33	$36	$36	$28	$31	$37
Total assets	79,715	115,070	122,270	146,565	188,244	230,559
Total debt	14,155	41,719	33,972	50,149	25,177	10,948
Redeemable preferred stock	—	27,495	31,494	35,733	—	—
Total stockholders’ equity	17,962	353	2,113	4,632	86,694	129,626

	Year Ended September 30,
	2001	2002		2003	2004	2005	2006
	Predecessor		Successor
		Oct. 1, 2001 - Jun. 17, 2002	Jun. 18, 2002 - Sept. 30 , 2002
Other Data (unaudited):
Product sales from Internet as a percentage of sales(3)	—	16%	19%	18%	18%	21%	23%
Field sales personnel (at end of period)	71	82	82	94	111	134	155
Telesales representatives (at end of period)	47	63	69	75	79	93	106
Warehouses	7	8	8	8	9	10	12
Fill rate(4)	98%	98%	98%	98%	98%	98%	98%

(1)          Includes management fees expense of $72 for the period June 18, 2002 - September 30, 2002, and $250, $386 and $2,456 for our fiscal years ended September 30, 2003, 2004 and 2005, respectively, as a result of payments to BRS and Agri Beef Co. The management and consulting services agreement was terminated in August 2005 for a termination fee of $2,000 that is included in the management fee expense of $2,456 for fiscal year ended September 30, 2005.

(2)          Includes accretion of our Series A preferred stock dividends beginning on July 1, 2003, which is nondeductible for income tax purposes. Accretion expense included as a component of interest expense was $999, $4,239 and $4,055 for fiscal years ended September 30, 2003, 2004 and 2005, respectively. We used a portion of the proceeds from our initial public offering in August 2005 to redeem all the Series A preferred stock.

(3)          Information for our fiscal year ended September 30, 2001 is not readily available.

(4)          Defined as, for any period, the dollar value of orders shipped the same day they were placed from any warehouse expressed as a percentage of the total dollar value of the orders placed by customers in the period.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All dollar amounts are presented in thousands, except for per share amounts.

Overview

We are a leading distributor of animal health products to veterinarians across the United States. We market our products to veterinarians in both the companion and production animal markets. Our growth has primarily been from internal growth initiatives and, to a lesser extent, selective acquisitions.

Historically, approximately two-thirds of our total revenues have been generated from sales to the companion animal market and one-third from sales to the production animal market. We intend to continue to support production animal veterinarians with a broad range of products and value-added services. However, the increasing maturity of the production animal market results in lower margins on product sales relative to the companion animal market. We intend to increase our focus on the companion animal market, which we believe is growing due to the increasing number of households with companion animals, increased expenditures on animal health and preventative care, an aging pet population, advancements in pharmaceuticals and diagnostic testing and extensive marketing programs sponsored by companion animal nutrition and pharmaceutical companies. While the average order size for companion animal health products is often smaller than production animal health products, companion animal health products typically have higher margins.

We sell products that we source from our vendors to our customers through either a “buy/sell” transaction or an agency relationship with our vendors. In a “buy/sell” transaction, we purchase or take inventory of products from our vendors. When a customer places an order with us, we pick, pack, ship and invoice the customer for the order. We record sales from “buy/sell” transactions, which account for the vast majority of our business, as revenues in conformity with accounting principles generally accepted in the United States. In an agency relationship, we generally do not purchase and take inventory of products from our vendors. When we receive an order from our customer, we transmit the order to our vendor, who picks, packs and ships the order to our customer. In some cases, our vendor invoices and collects payment from our customer, while in other cases we invoice and collect payment from our customer on behalf of our vendor. We receive a commission payment for soliciting the order from our customer and for providing other customer service activities. The aggregate revenues we receive in agency transactions constitute the “commissions” line item on our consolidated statements of income and are recorded in conformity with accounting principles generally accepted in the United States. Our vendors determine the method we use to sell our products. Historically, vendors have occasionally switched between the “buy/sell” and agency models for particular products in response to market conditions related to that particular product. A switch between models can impact our revenues and our operating income. We cannot know in advance when a vendor will switch between the “buy/sell” and agency models or what impact, if any, such a change may have. A switch can occur even with vendors with whom we have written agreements, because most of our agreements with vendors have relatively short terms and are terminable with or without cause on short notice, normally 30 to 90 days. The impact of any individual change from a “buy/sell” to an agency model depends on the costs and expenses associated with a particular product, and can have either a positive or a negative effect on our profitability.

We typically renegotiate vendor contracts annually. These vendor contracts may include terms defining rebates, commissions, and exclusivity requirements. For example, vendors could require us to distribute their products on an exclusive basis, which could cause us to forego distributing competing products which may also be profitable. Conversely, competitors could obtain exclusive rights to market particular products, which we would be unable to market. If we lose the right to distribute products under such exclusive agreements, we may lose access to certain products and lose a competitive advantage. Exclusivity agreements could allow potential competitors to sell products that we cannot offer and erode our market share. Additionally, many of our vendors’ rebate programs are based on a calendar year. Historically, the three months ended December 31 has been our most significant quarter for recognition of rebates. Vendor rebates based on sales are classified in our accompanying consolidated statements of income as a reduction to cost of product sales at the time the sales performance measures are achieved. Purchase rebates are measured against inventory purchases from the vendors and are a reduction of inventory until the product is sold. When the inventory is sold, purchase rebates are recognized as a reduction to cost of product sales. During calendar year 2006, certain of our vendors modified their rebate programs with us. These rebate program modifications changed the revenue growth targets from annual-weighted calendar year targets to either quarterly or trimester growth targets. These modifications resulted in rebates previously expected to be earned and recognized in our first fiscal quarter 2007 ending December 31, 2006 to be recognized in our fiscal year 2006.

Total Revenues.   Our total revenues increased from $221,413 for our fiscal year ended September 30, 2001 to $606,194 for our fiscal year ended September 30, 2006. Our revenue growth has been driven by our ability to offer a broad product selection at competitive prices with high levels of customer service and support and an expansion in the number of veterinary practices to which we distribute products. We have continually added new vendor relationships to expand our product offering and field sales representatives to increase our customer reach, principally in the Southeast, Northeast and Midwest regions of the United States.

Operating Expenses.   Our selling, general and administrative expenses increased from $25,009 for our fiscal year ended September 30, 2001 to $62,470 for our fiscal year ended September 30, 2006. Selling, general and administrative expenses consist mainly of payroll and benefits, warehouse operating supplies, occupancy expenses and other general corporate expenses. Our selling, general and administrative expenses as a percentage of total revenues were 10.3% for our fiscal year ended September 30, 2006, compared to 11.3% for the same period in 2001. Historically, our selling, general and administrative expenses have grown at a slower rate than our revenues, which has been a contributing factor to our increasing profitability. By leveraging our existing infrastructure, we have been able to increase our revenues without having to invest in additional management personnel or facilities at the same rate.

Initial Public Offering.   On August 3, 2005, we completed our initial public offering in which we sold an aggregate of 4,983,334 shares (including the exercise of the underwriters’ over-allotment option) of our common stock at a price of $17 per share. We received net proceeds of $77,159 after deducting the underwriting discounts and offering expenses. We used the net proceeds to redeem all of our Series A preferred stock for approximately $39,789 and to repay approximately $37,370 of borrowings outstanding on our revolving credit facility under our amended credit agreement.

Follow-on Offering.   In the fourth quarter ended September 30, 2006, we issued 908,846 shares (including the shares issued upon the partial exercise of the underwriters’ over-allotment option) of our common stock at a price of $32.25 per share. We used net proceeds of $27,341 received from this offering to pay down our borrowings on our revolving credit facility.

Acquisitions.   On November 1, 2004, we acquired certain assets of Memorial Pet Care, Inc., a pet crematorium located in Meridian, Idaho. Memorial Pet Care presently operates in southwestern Idaho and eastern Oregon and serves veterinary practices and their clients by providing pet cremation services.

On January 3, 2005, we acquired substantially all of the assets of Vetpo, a regional animal health products distributor located in Holland, Michigan. This acquisition has enabled us to substantially expand our market presence and improve our distribution capabilities in Michigan, Illinois, Indiana, Ohio and Wisconsin.

On May 8, 2006, we acquired substantially all of the assets of Northland for approximately $4,546, consisting of $3,551 in cash (including direct acquisition costs of approximately $116) and 28,744 shares of unregistered restricted common stock valued at the time of issuance at approximately $995. Based in Clear Lake, Wisconsin, Northland is a distributor of animal health products to veterinary practices and producers across the Midwestern portion of the United States. Fair values of the assets acquired and liabilities assumed as a result of this acquisition are discussed in Note 3 “Business Acquisitions” to the consolidated financial statements.

Results of Operations

The following tables summarize our historical results of operations for our fiscal years ended September 30, 2004, 2005 and 2006.

Summary Consolidated Results of Operations Table

	Year Ended September 30,
	2004	%	2005	%	2006	%
	(In thousands, except per share data.)
Revenues:
Product sales	$367,863	93.3%	$463,272	93.3%	$564,289	93.1%
Product sales to related party	22,163	5.6%	28,473	5.7%	34,123	5.6%
Commissions	4,256	1.1%	4,910	1.0%	7,782	1.3%
Total revenues	394,282	100.0%	496,655	100.0%	606,194	100.0%
Cost of product sales	338,684	85.9%	426,709	85.9%	518,068	85.5%
Gross profit	55,598	14.1%	69,946	14.1%	88,126	14.5%
Selling, general and administrative expenses(1)	41,872	10.6%	52,647	10.6%	62,470	10.3%
Depreciation and amortization	1,146	0.3%	1,528	0.3%	1,964	0.3%
Operating income	12,580	3.2%	15,771	3.2%	23,692	3.9%
Other income (expense):
Interest expense(2)	(6,098)	-1.6%	(6,515)	-1.3%	(1,959)	-0.3%
Earnings of equity method investees	104	0.0%	131	0.0%	161	0.0%
Other	218	0.1%	268	0.1%	338	0.1%
Total other expense, net	(5,776)	-1.5%	(6,116)	-1.2%	(1,460)	-0.2%
Income before taxes	6,804	1.7%	9,655	2.0%	22,232	3.7%
Income tax expense	(4,280)	-1.1%	(5,098)	-1.0%	(8,396)	-1.4%
Net income	$2,524	0.6%	$4,557	1.0%	$13,836	2.3%
Earnings per common share:
Basic	$0.50		$0.76		$1.28
Dilutive	$0.43		$0.68		$1.25
Shares used in earnings per share calculation:
Basic	5,038		5,970		10,773
Dilutive	5,878		6,697		11,072

(1)          Includes management fees expense of $386 and $2,456 for our fiscal years ended September 30, 2004 and 2005, respectively, as a result of payments to BRS and Agri Beef Co. The management and consulting services agreement was terminated in August 2005 for a termination fee of $2,000 that is included in the management fee expense of $2,456 for fiscal year ended September 30, 2005.

(2)          Includes accretion of our Series A preferred stock dividends, which is nondeductible for income tax purposes. Accretion expense included as a component of interest expense was $4,239 and $4,055 for our fiscal years ended September 30, 2004 and 2005, respectively. We used a portion of the proceeds from our initial public offering in August 2005 to redeem all the Series A preferred stock.

Fiscal 2006 Compared to Fiscal 2005

Total Revenues.   Total revenues increased $109,539, or 22.1%, to $606,194 for the fiscal year ended September 30, 2006 from $496,655 for the fiscal year ended September 30, 2005. This increase was attributable to an increase in product sales volumes of a wide variety of products to both existing and new customers. Revenues attributable to new customers represented approximately 48.5% of the growth in total revenues during the fiscal year ended September 30, 2006. Revenues attributable to existing customers represented approximately 51.5% of the growth in total revenues during the fiscal year ended September 30, 2006. For the purpose of calculating growth rates of new and existing customer revenue, we have defined a new customer as a customer that did not purchase product from us in the corresponding fiscal quarter of the prior year, with the remaining customer base being considered an existing customer. Revenues from new customers for each fiscal quarter are summed to arrive at the estimated year-to-date revenue for new customers. Contributing to the growth in revenues to both new and existing customers for the fiscal year ended September 30, 2006 as compared to the prior fiscal year was the addition of non-steroidal anti-inflammatory drugs for dogs, the addition of new cattle antibiotics and the conversion to a “buy/sell” arrangement for an equine West Nile Virus vaccine that was a commission-based agency relationship for part of the prior fiscal year. The integration of Northland in the third quarter of the fiscal year ended September 30, 2006 contributed to new customer revenue growth of approximately $4,200 for the year. Additionally, the fiscal year 2006 included four quarters of revenues resulting from the acquisition of nearly all the assets of Vetpo in January 2005. Fiscal year 2005 included only three quarters of such revenues.

Commission revenues increased $2,872, or 58.5%, to $7,782 for the fiscal year ended September 30, 2006 from $4,910 in the prior fiscal year. The increase of commission revenues was due to the increase in gross agency billings of $48,493, or 47.1%, to $151,376 for the fiscal year ended September 30, 2006 from $102,883 in the prior fiscal year.

Gross Profit.   Gross profit increased $18,180, or 26.0%, to $88,126 for the fiscal year ended September 30, 2006 from $69,946 for the fiscal year ended September 30, 2005. The increase in gross profit is a result of increased total revenues as discussed above and increased vendor rebates. Vendor rebates contributed to the gross profit dollar improvement by approximately $5,900 for the fiscal year ended September 30, 2006 as compared to the fiscal year ended September 30, 2005. Vendor rebates have historically been highest during our first fiscal quarter ended December 31, since certain significant vendor rebate programs were designed to include annual targets to be achieved based on the calendar year. Vendor modifications to rebate programs from annual-weighted calendar year growth targets to either quarterly or trimester growth targets resulted in a shift of rebate dollars that historically would have been earned in our first quarter of fiscal year 2007 ending December 31, 2006 to be earned in the fiscal year 2006. The growth in vendor rebates during the 2006 fiscal year included approximately $2.5 million ($1.5 million after-tax) due to this shift in the timing of rebates. The additional growth was attributable to our sales growth with key vendors and the addition of new programs related to new product offerings.

Gross profit as a percentage of total revenues was 14.5% for the fiscal year ended September 30, 2006, compared to 14.1% for the prior fiscal year. The increase in our gross profit as a percentage of total revenues was primarily due to an increase in vendor rebates and commission revenue on agency products sold. Partially offsetting these improvements were increases in freight costs as a result of higher fuel and transportation costs.

Selling, General and Administrative Expenses (“SG&A”).   SG&A expenses increased $9,823, or 18.7%, to $62,470 for the fiscal year ended September 30, 2006 from $52,647 for the fiscal year ended

September 30, 2005. This increase was primarily due to increased compensation costs, outside fees and services, location and travel and occupancy costs. Compensation costs increased due to the addition of 123 employees primarily in our distribution centers, corporate office and sales force. Additionally, the increase in compensation cost was impacted by 50 employees that joined us in January 2005 in connection with the acquisition of Vetpo and the 17 employees that joined us in May 2006 as a result of the Northland acquisition. Compensation costs also increased as a result of increased sales commissions that are directly correlated with the sales growth. The increase in outside fees and services was primarily due to our use of a temporary workforce to support our sales growth and demand in our distribution centers, increased professional services fees related to operating as a public company and increased credit card and other bank fees. Increases in location and travel costs are due to increased headcount and costs associated with supporting our sales growth. Increases in occupancy costs are due primarily to the relocation of our distribution centers in Nampa, Idaho and Denver, Colorado from owned properties to leased properties; the opening of our new distribution center in Orlando, Florida, and the leased facilities used as a result of the Vetpo and the Northland acquisitions. SG&A as a percentage of revenue was 10.3% for the fiscal year ended September 30, 2006, down from 10.6% for the fiscal year ended September 30, 2005. The decrease was primarily due to a $2,000 pre-tax charge incurred in August 2005 for the termination of a management and consulting services agreement, partially offset by the increase in outside fees and services and location costs.

Depreciation and Amortization.   Depreciation and amortization expense increased $436, or 28.5%, to $1,964 for the fiscal year ended September 30, 2006 from $1,528 for the fiscal year ended September 30, 2005. Depreciation expense increased as a result of the distribution center equipment upgrades at our Nampa, Idaho and Denver, Colorado facilities in April 2005 and December 2005, respectively, and as a result of the equipment we acquired in the purchases of Vetpo and Northland and the new distribution center opened in June 2006 in Orlando, Florida. In addition, amortization expense increased as a result of intangible assets acquired in the purchases of Vetpo and Northland.

Other Expenses.   Other expenses decreased $4,656, or 76.1%, to $1,460 for the fiscal year ended September 30, 2006 from $6,116 for the fiscal year ended September 30, 2005. The decrease in other expenses was primarily due to a reduction in interest expense of $4,556 in the fiscal year ended September 30, 2006 as compared to the same period in the prior year. Included in interest expense for the fiscal year ended September 30, 2005 is accretion of dividends on the Series A preferred stock of $4,055. The Series A preferred stock was redeemed in August 2005.

Income Tax Expense.   Our effective tax rate was 37.8% for the fiscal year ended September 30, 2006 and 52.8% for the fiscal year ended September 30, 2005. The decrease was primarily a result of the elimination of the non-deductible accretion of dividends on the Series A preferred stock that was redeemed in August 2005, as well as a decrease in the state income taxes related to the utilization of state tax credits.

Fiscal 2005 Compared to Fiscal 2004

Total Revenues.   Total revenues increased $102,373, or 26.0%, to $496,655 for the fiscal year ended September 30, 2005 from $394,282 for the fiscal year ended September 30, 2004. This increase was attributable to an increase in product sales volumes of a wide variety of products to both existing and new customers. Revenues attributable to new customers represented approximately 57% of the growth in total revenues in the fiscal year ended September 30, 2005. Revenues attributable to existing customers represented approximately 43% of the growth in total revenues during the fiscal year ended September 30, 2005. For the purpose of calculating growth rates of new and existing customer revenue, we have defined a new customer as a customer that did not purchase product from us in the corresponding fiscal quarter of the prior year, with the remaining customer base being considered an existing customer. Revenues from new customers for each fiscal quarter are summed to arrive at the estimated fiscal year revenue for new customers. On January 3, 2005, we acquired substantially all the assets of Vetpo. From the acquisition date through September 30, 2005, the field sales representatives who joined us from Vetpo produced sales of approximately $13,700. This acquisition has enabled us to substantially expand our market presence in Michigan, Illinois, Indiana, Ohio and Wisconsin. Revenues improved in 2005 as compared to the prior year as a result of the conversion to a “buy/sell” arrangement for an equine West Nile Virus vaccine that was a commission-based agency relationship in the prior year, the addition of new cattle antibiotics and the addition of a leading non-steroidal anti-inflammatory drug for dogs. We increased the number of field sales representatives to 134 at September 30, 2005 from 111 at September 30, 2004, allowing us to target additional customers and to extend geographic reach, principally in the Northeast and Southeast regions of the United States.

Commission revenues increased $654, or 15.4%, to $4,910 for the fiscal year ended September 30, 2005 from $4,256 in the fiscal year 2004. The increase of commission revenues was due to the increase in gross agency billings of $16,226, or 18.7%, to $102,883 for the fiscal year ended September 30, 2005 from $86,657 in the fiscal year 2004.

Gross Profit.   Gross profit increased by $14,348, or 25.8%, to $69,946 for the fiscal year ended September 30, 2005 from $55,598 for the fiscal year ended September 30, 2004. Vendor rebates contributed to the gross profit improvement by $2,699 for the year ended September 30, 2005 as compared to the prior year. Gross profit as a percentage of total revenues for the year ended September 30, 2005 was 14.1%, the same as the prior year.

Selling, General and Administrative Expenses.   SG&A expenses increased by $10,775, or 25.7%, to $52,647 for the fiscal year ended September 30, 2005 from $41,872 for the fiscal year ended September 30, 2004. SG&A expenses as a percentage of total revenues for the year ended September 30, 2005 remained consistent with that of the prior year at 10.6% of total revenues. During the fourth quarter ended September 30, 2005, we incurred a $2,000 charge related to the termination of a management services and consulting agreement. This charge contributed to the increase in SG&A expense, both in dollars and as a percentage of total revenues. Partially offsetting this charge, SG&A expenses for the year benefited from increased sales leverage. The dollar increase for the fiscal year ended September 30, 2005 was also due to increased compensation costs, outside fees and services, location and travel costs, and occupancy costs. Compensation costs increased due to the addition of 98 employees during the year. Compensation costs also increased as a result of increased sales commissions that are directly correlated with our sales growth and annual performance wage increases. The increase in outside fees and services was primarily due to increased credit card and other bank fees, increased use of a temporary workforce to support our sales growth in our distribution center facilities and increased professional services fees related to our efforts to become a public company. Increases in location, travel and occupancy costs were due to the increased number of employees and increased sales volume, the opening of a new facility in Harrisburg, Pennsylvania in April 2004 and the facility we acquired in the Vetpo acquisition located in Holland, Michigan. Management fees included in SG&A expenses were $2,456 for the fiscal year ended September 30, 2005, compared to $386 for the prior fiscal year and are the result of a management and consulting services agreement between us, BRS and Agri Beef Co. that was terminated in August 2005.

Depreciation and Amortization.   Depreciation and amortization expense increased 33.3%, or $382, to $1,528 for the fiscal year ended September 30, 2005 from $1,146 for the fiscal year ended September 30, 2004. This increase was due primarily to amortization of intangible assets acquired with the purchases of Vetpo and Memorial Pet Care. In addition, depreciation expense increased as a result of the new facilities in Harrisburg, Pennsylvania; Holland, Michigan; and Nampa, Idaho.

Other Income (Expense).   Other expenses increased $340, or 5.9%, to $6,116 for the fiscal year ended September 30, 2005 from $5,776 for the fiscal year ended September 30, 2004. The increase in other expenses was primarily due to an increase in interest expense of $417 to $6,515 for the fiscal year ended

September 30, 2005 from $6,098 for the prior fiscal year. Included in interest expense is the accretion of dividends on the Series A preferred stock of $4,055 and $4,239 for the fiscal year ended September 30, 2005 and for the fiscal year ended September 30, 2004, respectively, that was redeemed in August 2005 with a portion of the proceeds from our initial public offering.

Income Tax Expense.   Our effective income tax rate was 52.8% and 62.9% for the fiscal years ended September 30, 2005 and 2004, respectively. The decrease in the effective tax rate was primarily attributable to the lower nondeductible accretion of dividends on the Series A preferred stock for the fiscal year ended September 30, 2005 due to the redemption of all of the Series A preferred stock in August 2005 and due to actual state income tax expense being less than estimated due to the utilization of state tax credits.

Seasonality in Operating Results

Our quarterly sales and operating results have varied significantly in the past, and will likely continue to do so in the future. Historically, our total revenues have typically been higher during the spring and fall months due to increased sales of production animal products. Product use cycles for production animal products are directly related to medical procedures performed by veterinarians on production animals during the spring and fall months. These buying patterns can also be affected by vendors’ and distributors’ marketing programs launched during the summer months, particularly in June, which can cause veterinarians to purchase production animal health products earlier than those products are needed. This kind of early purchasing may reduce our sales in the months these purchases would have otherwise been made. See “Risk Factors—Our quarterly operating results may fluctuate significantly, and these fluctuations may cause our stock price to fall.” Additionally, while we accrue rebates as they are earned, our rebates have historically been highest during the quarter ended December 31, since some of our vendors’ rebate programs were designed to include targets to be achieved near the end of the calendar year. Early in calendar year 2006, certain of our vendors modified their rebate programs with us. These rebate program modifications changed the revenue growth targets from annual-weighted calendar year targets to either quarterly or trimester growth targets. These modifications resulted in rebates previously expected to be earned and recognized in our first fiscal quarter of 2007 ending on December 31, 2006 to be recognized in our fiscal year 2006.

Our companion animal products tend to have a different product use cycle that minimally overlaps with that of production animal products. In the companion animal market, sales of flea, tick and mosquito products are highest during the spring and summer months. The differing product use cycles of companion animal products partially offsets the seasonality we typically experience due to our sales of production animal products.

For the reasons and factors discussed above our quarterly operating results may fluctuate significantly. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year and our sales for any particular future period may decrease. In the future, operating results may fall below the expectations of securities analysts and investors. If this occurs, the price of our stock would likely decrease.

	Dec. 31,	Mar. 31,	Jun. 30,	Sept. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sept. 30,
	2004	2005	2005	2005	2005	2006	2006	2006
	(In thousands, except per share amounts)(1)
Revenues:
Product sales	$101,260	$108,888	$130,377	$122,747	$127,048	$133,255	$154,295	$149,692
Product sales to related party	6,805	6,142	6,433	9,093	9,355	8,001	7,467	9,300
Commissions	929	1,380	1,177	1,424	1,413	2,093	2,190	2,085
Total revenues	108,994	116,410	137.987	133,264	137,816	143,349	163,952	161,077
Cost of product sales	92,370	99,938	119,955	114,446	115,064	123,421	141,041	138,542
Gross profit	16,624	16,472	18,032	18,818	22,752	19,928	22,911	22,535
Selling, general and administrative expenses	11,016	12,803	13,217	15,611	14,553	15,159	16,389	16,429
Depreciation and amortization	340	387	393	408	442	473	495	554
Operating income	5,268	3,282	4,422	2,799	7,757	4,296	6,027	5,552
Other income (expense):
Interest expense	(1,769)	(1,776)	(1,849)	(1,120)	(555)	(578)	(466)	(361)
Earnings of equity method investees	32	27	30	42	45	37	35	44
Other	67	57	60	83	90	137	84	88
Total other expense	(1,670)	(1,692)	(1,759)	(995)	(420)	(404)	(347)	(229)
Income before taxes	3,598	1,590	2,663	1,804	7,337	3,892	5,680	5,323
Income tax expense	(1,942)	(995)	(1,256)	(905)	(2,898)	(1,537)	(1,911)	(2,049)
Net income	$1,656	$595	$1,407	$899	$4,439	$2,355	$3,769	$3,274
Earnings per common share:
Basic	$0.33	$0.12	$0.28	$0.10	$0.42	$0.22	$0.36	$0.29
Dilutive	$0.28	$0.10	$0.24	$0.10	$0.41	$0.22	$0.35	$0.28

(1)           The sums of the quarterly line items may not agree to the year-to-date amounts as a result of rounding.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows generated from operations and borrowings on our revolving credit facility under the amended credit agreement. We use capital primarily to fund day-to-day operations and to maintain sufficient inventory levels in order to promptly fulfill customer orders and to expand our operations and sales growth. We believe our capital resources will be sufficient to meet our anticipated cash needs for at least the next twelve months.

On August 3, 2005, we completed our initial public offering in which we sold an aggregate of 4,983,334 shares (including the exercise of the underwriters’ over-allotment option) of our common stock at a price of $17 per share. We received net proceeds of $77,159 after deducting the underwriting discounts and offering expenses. We used the net proceeds to redeem all of our Series A preferred stock for approximately $39,789 and to repay approximately $37,370 of borrowings outstanding on our revolving credit facility under our amended credit agreement.

In the fourth quarter ended September 30, 2006, we issued 908,846 shares (including the shares issued upon the partial exercise of the underwriters’ over-allotment option) of our common stock at a price of

$32.25 per share. We used net proceeds of $27,341 received from this offering to pay down our borrowings on our revolving credit facility.

Operating Activities.   For fiscal year ended September 30, 2006, cash used in operating activities was $7,751, and was primarily attributable to an increase in receivables of $21,022 and inventories of $15,114. This amount was partially offset by net income of $13,836 and an increase in accounts payable of $12,839. The increase in net income is a result of the factors discussed above in “Results of Operations”. The increase in accounts receivable is primarily related to the increase in sales and the continued offering of extended payment terms to production animal veterinarians in response to market conditions. The increased levels of inventory and accounts payable are related to purchases to correspond to increased sales; purchases to achieve target volumes and service levels; and purchases related to the new distribution center acquired in the Northland acquisition and the opening of a new distribution center located in Orlando, Florida.

For fiscal year ended September 30, 2005, cash used in operating activities was $5,611 and was primarily attributable to increases in inventories of $17,334 and accounts receivable of $15,276. This amount was partially offset by an increase in accounts payable of $15,837, non-cash accretion of the Series A preferred stock dividends of $4,055 (included in interest expense) and net income of $4,557. The increased levels of inventory and accounts payable resulted from moving certain products we sell from a commission-based agency arrangement to a “buy/sell” arrangement, increased sales growth requiring higher levels of inventory and new product offerings. Increased accounts receivables are directly related to the increase in sales. Additionally, we provided extended payment terms to production animal veterinarians in June and July of 2005 in response to market conditions.

For fiscal year ended September 30, 2004, net cash used by operating activities was $13,889 and was primarily attributable to increases of $12,668 in inventories and $10,071 in accounts receivable. The increase in inventories was primarily related to supporting increased sales growth and adding a distribution center in Harrisburg, Pennsylvania. During this time period, we offered extended payment terms to production animal veterinarians in response to market conditions and experienced increased sales that led to the increase in accounts receivable balances. The increase in inventories and accounts receivable were partially offset by non-cash accretion of the Series A preferred stock dividends of $4,239 (included in interest expense) and net income of $2,524.

Investing Activities.   For fiscal year ended September 30, 2006, net cash used in investing activities was $6,065. Significant transactions impacting cash used in investing activities include the acquisition of Northland for $3,551 and capital expenditures of $3,663 primarily related to the relocation of our existing distribution center to a new larger distribution center in Denver, Colorado, the opening of a new distribution center in Orlando, Florida and the expansion of the Northland facility. Additionally, we completed the sale of a distribution center previously operated in Denver, Colorado for $1,455.

For fiscal year ended September 30, 2005, net cash used in investing activities was $6,529 and was primarily attributable to the acquisition of certain assets of Vetpo and Memorial Pet Care, Inc. In addition, in April 2005, we relocated from an existing distribution center facility to a larger distribution center facility in Nampa, Idaho. The capital expenditures for the equipment for this facility were approximately $657. We also began the relocation of our Denver, Colorado distribution center to a new, larger, 58,737 square-foot facility that was opened in December 2005.

Net cash used in investing activities was $1,251 for our fiscal year ended September 30, 2004 and was primarily attributable to investments in equipment, including the purchase of office, distribution center and computer equipment. In November 2003, we relocated from an existing distribution center facility to a larger distribution center facility in Visalia, California. In December 2003, we signed a new distribution center lease for a Harrisburg, Pennsylvania location. Also in 2004, we upgraded our enterprise information system which was effective July 2004.

Financing Activities.   For fiscal year ended September 30, 2006, net cash provided by financing activities was $13,822, and was primarily attributable to net proceeds of $27,341 from the issuance of 908,846 shares of common stock in our follow-on offering completed in the fourth quarter ended September 30, 2006. The proceeds were primarily used to reduce outstanding debt under our revolving credit facility.

For fiscal year ended September 30, 2005 net cash provided by financing activities was $12,143 and was primarily due to the net proceeds of $77,159 received from our initial public offering in August 2005. These proceeds were used to redeem all of our Series A preferred stock for $39,789 and to repay approximately $37,370 of borrowings outstanding on our revolving credit facility under our amended credit agreement.

For fiscal year ended September 30, 2004 net cash provided by financing activities was $15,132 which was primarily due to borrowings from and payments under our revolving credit facility, which is used to finance our working capital requirements and fluctuates based on timing of payables and collection of receivables.

Capital Resources.   We have a line-of-credit agreement with two lenders for a credit facility that allows for borrowings up to $70,000. The line-of-credit is secured by a security interest in substantially all of our assets and terminates on June 18, 2007. Interest is due monthly at the following rates: 1) London Interbank Offered Rate (“LIBOR”) plus a margin (7.07% as of September 30, 2006), at our option; or 2) the prime rate (8.25% at September 30, 2006). The lenders also receive an unused line fee and letter of credit fee equal to 0.375% of the unused amount of the revolving credit facility. Our outstanding balance on this facility at September 30, 2006 was $10,559 which carried an interest rate at the prime rate. The line-of-credit contains certain restrictive financial covenants as well as restrictions on dividend payments and future debt borrowings. In the fourth quarter of fiscal year 2006, we used the proceeds from our follow-on offering of shares of common stock to pay down our revolving credit facility which will reduce our interest expense in future periods.

From time to time we issue letters of credit to act as guarantee of payment to specified third parties. At September 30, 2006, we had eleven letters of credit totaling $780 and at September 30, 2005 we had three letters of credit totaling $300. There were no outstanding borrowings on these letters of credit at September 30, 2006 or 2005.

In January 2005, we issued a promissory note in the aggregate principal amount of $487 in partial consideration for the purchase of substantially all the assets of Vetpo. The note bears interest at the prime rate, payable quarterly. The principal of the note is payable in five equal annual installments, beginning on January 1, 2006. At September 30, 2006 we owed $389 on this note payable.

Contractual Obligations

Contractual Obligations

Our contractual obligations at September 30, 2006 mature as follows (in thousands):

	Payments Due by Period
	Total	1 Year or less	2-3 Years	4-5 Years	More than 5 Years
Line-of-credit to banks(1)	$10,559	$10,559	$—	$—	$—
Operating lease commitments(2)	9,841	2,016	3,537	2,607	1,681
Long-term debt obligations (including current portion)	389	97	195	97	—
Interest on long-term debt and line-of-credit(3)	831	801	28	2	—
Other long-term obligations	467	186	265	16	—
Total contractual obligations	$22,087	$13,659	$4,025	$2,722	$1,681

(1)          For the purposes of the table above the line-of-credit is assumed to be paid at the credit facility’s termination date of June 18, 2007.

(2)          In November 2006 we leased approximately 16,000 square foot of additional distribution center space located in Denver, Colorado with an incremental average annual lease of $72 per year and expiring in 2013. In November 2006 we renewed one lease agreement and entered into a second lease agreement for a combined 19,500 square foot distribution center located in Phoenix, Arizona with an average annual lease expense of $115 per year and expiring in 2009.

(3)          Future interest payments are calculated based on the assumption that all debt is outstanding until maturity. For debt instruments with variable interest rates and unused commitment fees, interest has been calculated for all future periods using the rates in effect at September 30, 2006.

Guarantees

We provide guarantees, indemnifications and assurances to others in the ordinary course of our business. We have evaluated our agreements that contain guarantees and indemnification clauses in accordance with the guidance of Financial Accounting Standards Board (“FASB”) Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.

We enter into a wide range of indemnification arrangements in the ordinary course of business. These include tort indemnities, tax indemnities, indemnities against third party claims arising out of arrangements to provide services to us, indemnities in merger and acquisition agreements and indemnities in agreements related to the sale of our securities. Also, our governance documents and the governance documents of substantially all of our subsidiaries provide for the indemnification of individuals made party to any suit or proceeding by reason of the fact that the individual was acting as an officer, director or agent of the relevant company or as a fiduciary of a company-sponsored welfare benefit plan. We also provide guarantees and indemnifications for the benefit of our wholly-owned subsidiaries for the satisfaction of performance obligations, including certain lease obligations. It is difficult to quantify the maximum potential liability under these indemnification arrangements; however, at September 30, 2006 we were not aware of any material liabilities arising from these indemnification arrangements.

Inflation

Most of our operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations. During the past three years, the most significant effects of inflation have been on employee wages, costs of products and fuel-intensive costs including freight, packing supplies and travel.

We managed the effects of inflation by controlling increases in compensation expense, renegotiating freight carrier contracts and utilizing a central source for warehouse shipping supplies.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to sales returns, allowance for doubtful accounts, customer incentives, vendor rebates, inventories, goodwill and intangible assets, income taxes, impairment of long-lived assets, depreciation and amortization, employee benefits, unearned income and contingencies. We base our estimates on historical experience and on various other assumptions and factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We, based on our ongoing review, will make adjustments to our judgments and estimates where facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the estimates described above.

We believe the following critical accounting policies are important to understand our financial condition and results of operations and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Revenue Recognition

We sell products that we source from vendors to our customers through either a “buy/sell” transaction or an agency relationship with our vendors. In a “buy/sell” transaction, we purchase and take inventory of products from the vendor. When a customer places an order with us, we pick, pack, ship and invoice the customer for the order. We recognize revenue from “buy/sell” transactions as product sales when the product is delivered to the customer. We accept product returns from our customers. We estimate sales returns based on historical experience, and returns are recognized as a reduction of product sales. Product returns have not been significant to our financial statements. In an agency relationship, we generally do not purchase and take inventory of products from our vendors. We receive an order from a customer, transmit the order to the vendor, who picks, packs and ships the order to the customer. In some cases, the vendor invoices and collects payment from the customer, while in other cases we invoice and collect payment from the customer on behalf of the vendor. We receive a commission payment for soliciting the order from the customer and for providing other customer service activities. Commissions are recognized when the services upon which the commissions are based are complete.

Vendor Rebates

Vendor rebates are recorded based on the terms of the contracts with each vendor and in accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. We receive quarterly, trimester, semi-annual and annual performance-based rebates from third-party vendors based upon attainment of certain sales and/or purchase goals. Sales rebates are classified in our accompanying consolidated statements of income as a reduction to cost of product sales at the time the sales performance measures are achieved. Purchase rebates are measured against inventory purchases from the vendors and are a reduction of inventory until the product is sold. When the inventory is sold, purchase rebates are recognized as a reduction to cost of product sales.

Historically, actual results have not significantly deviated from those determined using the estimates described above. We expect that our estimates in the future will continue to be reasonable as our rebates are based on specific vendor program goals and are principally recorded upon achievement of sales performance measures. Vendors may change rebate programs from year to year.

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

Goodwill

We assess the potential impairment of goodwill annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that we consider important and may trigger an interim impairment review include:

•       significant underperformance relative to expected historical or projected future operating results;

•       significant changes in the manner of our use of acquired assets or the strategy of our overall business; and

•       significant negative industry or economic trends.

If we determine through the impairment review process that goodwill is impaired, an impairment charge is recognized in our consolidated statement of income.

Goodwill was evaluated for impairment in our fourth quarter of 2006 and we determined that the recorded amount was not impaired. The fair value calculations used for these tests require us to make assumptions about items that are inherently uncertain. Assumptions related to future market demand, market prices and product costs could vary from actual results, and the impact of such variations could be material. Factors that could affect the assumptions include changes in economic conditions, changes in government regulations, success in marketing products and competitive conditions in our industry. The factors that most significantly affect the fair value calculation are market multiples and estimates of future cash flows. Fair value was determined by management primarily using the discounted cash flow method.

Stock Options

Effective October 1, 2005, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), Share-Based Payment (“SFAS 123-R”) for our share-based compensation plans using the modified prospective method. We previously accounted for these plans under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees and related interpretations (collectively “APB 25”) and disclosure requirements established by SFAS No. 123, Accounting for Stock-based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure (“SFAS 148”). Under APB 25, no compensation expense was recorded in earnings for our stock-based awards granted under our stock-based award plans. The pro forma effects on net income and earnings per share for stock-based awards were instead disclosed in a footnote to the financial statements. Under SFAS 123-R, all share-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense in earnings over the requisite service period. The fair value of a stock award is determined using an option valuation model such as the Black-Scholes-Merton Option Pricing Model or a lattice model such as the Binomial Stock Option Pricing Model. These fair value calculations require us to make assumptions about items that are inherently uncertain. Assumptions related to future expected volatility, life, dividends, risk-free interest rates, forfeitures and other assumptions could vary from actual results, and the impact of such variations could be material.

Under the modified prospective method, compensation expense includes the expense for all share-based awards granted prior to, but not yet vested as of October 1, 2005 excluding those options initially valued using the minimum value method. At October 1, 2005, all of our options to purchase common stock were either vested and exercisable or were initially valued using the minimum value method. Therefore, we have recognized no compensation expense for stock-based awards in the fiscal year ended September 30, 2006. For the fiscal year ended September 30, 2005, compensation expense that would have been recorded had we adopted the fair value method would have been approximately $602. For the fiscal year 2004, compensation expense that would have been recorded had we adopted the fair value method (all of which would have been determined using the minimum value method) was not significant.

Recently Issued and New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 151, Inventory Costs, an Amendment of ARB No. 43,Chapter 4 (“SFAS 151”). SFAS 151 clarifies that inventory costs that are “abnormal” are required to be charged to expense as incurred as opposed to being capitalized into inventory as a product cost. SFAS 151 provides examples of “abnormal” costs which include costs of idle facilities, excess freight and handling costs and wasted material (spoilage). SFAS 151 was effective for our fiscal year beginning October 1, 2005 and did not have a material effect on our consolidated financial statements.

In December 2004, the FASB issued SFAS 123 R. SFAS 123-R replaces SFAS 123, Accounting for Stock-based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure and supersedes APB No. 25, Accounting for Stock Issued to Employees. Adoption of SFAS 123-R requires us to record a non-cash expense for our stock compensation plans using the fair value method. SFAS 123-R was effective for us on October 1, 2005 and the adoption of SFAS 123-R did not have a material effect on our consolidated financial statements.

In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29 (“SFAS 153”), which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. We adopted SFAS 153 as of October 1, 2005 and the adoption did not have a material effect on our consolidated financial statements.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 replaces FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and replaces ABP Opinion No. 20, Accounting Changes. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and will be effective for us for our fiscal year beginning October 1, 2006. The adoption of SFAS 154 is not expected to have a material effect on our consolidated financial statements.

In September 2005, the Emerging Issues Task Force issued EITF No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty (“EITF 04-13”). EITF 04-13 requires that purchases and sales of inventory with the same counterparty be accounted for as a nonmonetary transaction within the scope of APB Opinion No. 29, Accounting for Nonmonetary Transactions. EITF 04-13 is effective for new arrangements entered into, or modifications or renewals of existing arrangements, beginning in the first interim or annual reporting period beginning after March 15, 2006. We adopted EITF 04-13 as of April 1, 2006 and the adoption did not have a material effect on our consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for our fiscal year beginning October 1, 2007. We are currently evaluating the impact of this statement on our consolidated financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value according to generally accepted accounting principles, and expands disclosure requirements regarding fair value measurements. This statement emphasizes that fair value should be determined based on assumptions market participants would use to price the asset or liability. SFAS 157 is effective for our fiscal year and interim period beginning October 1, 2008. We are currently evaluating the impact, if any, that SFAS 157 will have on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. SAB 108 is effective for our fiscal year beginning October 1, 2007. We are currently evaluating the impact, if any, that this guidance will have on our consolidated financial statements.

Credit Agreement

We have a line-of-credit agreement with two lenders for a credit facility that allows for borrowings up to $70,000. The line-of-credit is secured by a security interest in substantially all of our assets and terminates on June 18, 2007. Interest is due monthly at the following rates: 1) LIBOR plus a margin (7.07% as of September 30, 2006), at our option; or 2) the prime rate (8.25% at September 30, 2006). Our effective borrowing rate was the prime rate as of September 30, 2006.

The lenders also receive an unused line fee and letter of credit fee equal to 0.375% of the unused amount of the revolving credit facility. Our outstanding balance on this facility at September 30, 2006 and 2005 was $10,559 and $24,690, respectively. The line-of-credit contains certain restrictive financial covenants as well as restrictions on dividend payments and future debt borrowings. The credit agreement allows us to issue up to $10,000 in letters of credit. The letters of credit typically act as guarantee of payment to certain third parties in accordance with specified terms and conditions. We had eleven letters of credit totaling $780 and three letters of credit totaling $300 at September 30, 2006 and 2005, respectively. There were no outstanding borrowings on these letters of credit at September 30, 2006 or 2005.

As part of the credit agreement, we were required to maintain an interest rate swap on a minimum notional amount of $12,000 of borrowings under our revolving credit facility. On July 7, 2004 and 2003, we entered into interest rate swap agreements for $12,000 of our line-of-credit borrowings. Under the swaps, we received interest at a floating rate based on LIBOR and paid interest at a fixed rate of 2.49% and 1.33%, respectively. Net payments due under the swaps were settled monthly and the swaps expired on July 7, 2005 and 2004, respectively. We received a waiver from our lenders for the requirement to maintain an interest rate swap effective as of July 7, 2005.

Promissory Note

In January 2005, we issued a promissory note in the aggregate principal amount of $487 in partial consideration for the purchase of substantially all the assets of Vetpo. The note bears interest at the prime rate, payable quarterly. The principal of the note is payable in five equal annual installments, beginning on January 1, 2006. At September 30, 2006 we owed $389 on this note payable.

Off Balance Sheet Arrangements

At September 30, 2006 we had no significant investments that were accounted for under the equity method in accordance with accounting principles generally accepted in the United States except for Feeders Advantage. Feeders Advantage has no liabilities associated with them that were guaranteed by or that would be considered material to us. Accordingly, we do not have any off balance sheet arrangements with unconsolidated entities.

New or Extended Agreements

On November 15, 2006, we and Medical Management International Inc, dba Banfield, The Pet Hospital (“Banfield”) signed contracts to extend our supply and logistics agreements. The new contracts are effective as of December 1, 2006 through November 30, 2009, and can be terminated by either party with or without cause upon 150 days prior written notice. These contracts provide that we will be the supplier of logistics to Banfield, and govern the pricing, shipping and other terms and conditions under which the company sells products and provides services to Banfield. Under the Agreement for Product Purchases, we provide a limited warranty with respect to all goods sold by us and paid for by Banfield that good title to the products is conveyed, that the products are delivered free of any security interest, that the products will conform to the description, grade and condition of the products invoiced and that all products will be free of any defects arising while the products are either in our possession or control or in the control of any carrier transporting the goods from us to Banfield. We are also required to maintain insurance in an amount equal to at least the replacement cost of all property that is purchased by Banfield from third parties and is held by us on their behalf.

On November 16, 2006, we and Merial Limited (“Merial”) entered into a 2007-2008 Merial Independent Sales Agent Agreement, effective as of January 1, 2007. Under the 2007-2008 Merial Independent Sales Agent Agreement, Merial appoints us to sell, market and provide services related to Merial’s companion animal products to the veterinary trade. In return, we are entitled to receive commissions. The agreement expires on December 31, 2008 and may be terminated by either party without cause and without penalty upon 120 days prior written notice. The agreement can also be terminated by either party upon less than 120 days prior written notice; however penalties will apply. The agreement prohibits us from representing products that compete with certain of Merial’s products, particularly those which are used for the treatment and/or control and/or prevention of fleas, ticks or heartworms.

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks primarily from changes in interest rates in the United States. We have managed this risk by, pursuant to the terms of the amended credit agreement, converting the interest rate payable on the majority of the outstanding loan balance on the revolving credit facility into a lower LIBOR interest rate. We do not engage in financial transactions for trading or speculative purposes.

The interest payable on the revolving credit facility under the amended credit agreement is based on variable interest rates and is affected by changes in market interest rates. If the interest rate on the variable rate indebtedness rose 83 basis points (a 10.0% change from the interest rate as of September 30, 2006), assuming no change in the outstanding balance on the revolving credit facility under the amended credit agreement (approximately $10,559), the annualized income before taxes and cash flows from operating activities would decline by approximately $88. If the interest rate on the variable rate indebtedness decreased 83 basis points (a 10.0% change from the interest rate as of September 30, 2006), assuming no change in the outstanding balance on the revolving credit facility under the amended credit agreement, the annualized income before taxes and cash flows from operating activities would increase by approximately $88.

Item 8.                          Financial Statements and Supplementary Data.

MWI Veterinary Supply, Inc.
Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MWI Veterinary Supply, Inc.
Meridian, Idaho

We have audited the accompanying consolidated balance sheets of MWI Veterinary Supply, Inc. and subsidiaries (the “Company”) as of September 30, 2006 and 2005, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2006. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MWI Veterinary Supply, Inc. and subsidiaries as of September 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 21, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Boise, Idaho
November 21, 2006

MWI VETERINARY SUPPLY, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended September 30, 2006, 2005 and 2004
Dollars and shares in thousands, except per share amounts

	2006	2005	2004
Revenues:
Product sales	$564,289	$463,272	$367,863
Product sales to related party	34,123	28,473	22,163
Commissions	7,782	4,910	4,256
Total revenues	606,194	496,655	394,282
Cost of product sales	518,068	426,709	338,684
Gross profit	88,126	69,946	55,598
Selling, general and administrative expenses	62,470	52,647	41,872
Depreciation and amortization	1,964	1,528	1,146
Operating income	23,692	15,771	12,580
Other income (expense):
Interest expense	(1,959)	(6,515)	(6,098)
Earnings of equity method investees	161	131	104
Other	338	268	218
Total other expense, net	(1,460)	(6,116)	(5,776)
Income before taxes	22,232	9,655	6,804
Income tax expense	(8,396)	(5,098)	(4,280)
Net income	$13,836	$4,557	$2,524
Earnings per common share:
Basic	$1.28	$0.76	$0.50
Diluted	$1.25	$0.68	$0.43
Weighted average common shares outstanding:
Basic	10,773	5,970	5,038
Diluted	11,072	6,697	5,878

See notes to consolidated financial statements

MWI VETERINARY SUPPLY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended September 30, 2006, 2005 and 2004
Dollars in thousands

	2006	2005	2004
Net income	$13,836	$4,557	$2,524
Other comprehensive income (loss):
Interest rate swap:
Change in fair value, net of tax of $0, $0 and $9	—	—	(14)
Amount reclassified into net income, net of tax of $0, $9, and $6	—	14	9
Total comprehensive income	$13,836	$4,571	$2,519

See notes to consolidated financial statements.

MWI VETERINARY SUPPLY, INC.
CONSOLIDATED BALANCE SHEETS
As of September 30, 2006 and 2005
Dollars and shares in thousands, except per share amounts

	2006	2005
Assets
Current Assets:
Cash	$37	$31
Receivables, net	99,518	77,099
Inventories	85,083	68,786
Prepaid expenses and other current assets	2,651	2,011
Deferred income taxes	502	482
Total current assets	187,791	148,409
Property and equipment, net	7,053	6,919
Goodwill	31,562	29,739
Intangibles, net	2,381	1,644
Other assets, net	1,772	1,533
Total assets	$230,559	$188,244
Liabilities And Stockholders’ Equity
Current Liabilities:
Line-of-credit	$10,559	$24,690
Accounts payable	82,561	69,382
Accrued expenses	6,919	6,341
Current maturities of long-term debt	97	97
Total current liabilities	100,136	100,510
Deferred income taxes	505	650
Long-term debt	292	390
Commitments and contingencies
Stockholders’ Equity
Common stock $0.01 par value, 20,000 authorized; 11,549 and 10,576 shares issued and outstanding, respectively	115	106
Additional paid in capital	107,483	78,396
Retained earnings	22,028	8,192
Total stockholders’ equity	129,626	86,694
Total liabilities and stockholders’ equity	$230,559	$188,244

See notes to consolidated financial statements

MWI VETERINARY SUPPLY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended September 30, 2006, 2005 and 2004
Dollars and shares in thousands

				Accumulated
	Shares of		Additional	Other
	Common	Common	Paid In	Comprehensive	Retained
	Stock	Stock	Capital	Income/(Loss)	Earnings	Total
Balance at September 30, 2003	5,560	$56	$955	$(9)	$1,111	$2,113
Net income	—	—	—	—	2,524	2,524
Other comprehensive loss	—	—	—	(5)	—	(5)
Balance at September 30, 2004	5,560	56	955	(14)	3,635	4,632
Net income	—	—	—	—	4,557	4,557
Issuance of common stock, net of issuance costs of $7,558	4,983	50	77,109	—	—	77,159
Exercises of common stock options	33	—	30	—	—	30
Tax benefit of common stock exercises	—	—	302	—	—	302
Other comprehensive income	—	—	—	14	—	14
Balance at September 30, 2005	10,576	106	78,396	—	8,192	86,694
Net income	—	—	—	—	13,836	13,836
Issuance of common stock, net of issuance costs of $1,969	909	9	27,332	—	—	27,341
Issuance of restricted stock for purchase of Northland Veterinary Supply	29	—	995	—	—	995
Exercises of common stock options	31	—	597	—	—	597
Tax benefit of common stock exercises	—	—	148	—	—	148
Other	4	—	15	—	—	15
Balance at September 30, 2006	11,549	$115	$107,483	$—	$22,028	$129,626

See notes to consolidated financial statements

MWI VETERINARY SUPPLY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2006, 2005 and 2004
Dollars in thousands

	2006	2005	2004
Cash Flows From Operating Activities:
Net income	$13,836	$4,557	$2,524
Adjustments to reconcile net income to net cash used in operating activities:
Accretion of redeemable preferred stock	—	4,055	4,239
Depreciation and amortization	1,973	1,536	1,146
Amortization of debt issuance costs	140	140	140
Deferred income taxes	(165)	(205)	335
Earnings of equity method investees	(161)	(131)	(105)
Distribution from equity method investee	—	43	—
Tax benefit of common stock options	(148)	—	—
Gain on disposal of property and equipment	(51)	(6)	(8)
Other	5	—	—
Changes in operating assets and liabilities (net of effects of business acquisitions):
Receivables	(21,022)	(15,276)	(10,071)
Inventories	(15,114)	(17,334)	(12,668)
Prepaid expenses and other current assets	(639)	(714)	(359)
Accounts payable	12,839	15,837	653
Accrued expenses	756	1,887	285
Net cash used in operating activities	(7,751)	(5,611)	(13,889)
Cash Flows From Investing Activities:
Business acquisitions	(3,551)	(5,033)	—
Purchases of property and equipment	(3,663)	(2,022)	(1,254)
Sale of property and equipment	1,455	564	13
Other	(306)	(38)	(10)
Net cash used in investing activities	(6,065)	(6,529)	(1,251)
Cash Flows From Financing Activities:
Issuance of common stock, net of issuance costs	27,341	77,159	—
Tax benefit of common stock options	148	302	—
Proceeds from stock options	597	30	—
Proceeds from issuance of debt	—	836	208
Redemption of preferred stock and accrued dividends	—	(39,789)	—
Net (payments) borrowings on line-of-credit	(14,131)	(24,439)	15,157
Payment on debt	(133)	(1,856)	(133)
Debt issuance costs	—	(100)	(100)
Net cash provided by financing activities	13,822	12,143	15,132
Increase (Decrease) in Cash	6	3	(8)
Cash at Beginning of Year	31	28	36
Cash at End of Year	$37	$31	$28

See notes to consolidated financial statements

MWI VETERINARY SUPPLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dollars in thousands, except share and per share data

1.                 Business Description and Basis of Presentation

MWI Veterinary Supply, Inc. is a leading distributor of animal health products to veterinarians across the United States. We market our products to veterinarians in both the companion and production animal markets. We operate twelve distribution centers located in the Western United States, Texas, Michigan, Georgia, Pennsylvania, Wisconsin, and Florida. We also provide supplies to Feeders’ Advantage, L.L.C. (“Feeders Advantage”), a 50% owned entity that sells to various feedlot companies.

MWI Veterinary Supply, Inc. (formerly named MWI Holdings, Inc.) was formed on June 18, 2002 for the sole purpose of acquiring all of the outstanding stock of MWI Veterinary Supply Co. (“MWI Co.”) from its then owner, Agri Beef Co. (“Agri Beef”).

The acquisition of MWI Co. by MWI Veterinary Supply, Inc. was accounted for in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. Accordingly, MWI Co.’s assets and liabilities were adjusted to fair value based on the purchase price paid by MWI Veterinary Supply, Inc. The principal effects of these adjustments were an increase to property and equipment of $590, an increase to investments of $232 and the recording of goodwill of $28,615. During 2003, we resolved a preacquisition contingency related to tax liabilities resulting in a reduction of goodwill of $328.

2.                 Summary of Significant Accounting Policies

Principles of Consolidation—The accompanying consolidated financial statements consist of MWI Veterinary Supply, Inc. and its wholly-owned subsidiaries, collectively referred to herein as “MWI”. All intercompany transactions have been eliminated. We use the equity method of accounting for our investments in entities in which we have significant influence; generally this represents an ownership interest between 20% and 50%. Our share of income or loss from these investments is reported as increases or decreases in the respective investment with a corresponding amount reported as other income.

Basis of Accounting and Use of Estimates—The accompanying consolidated financial statements have been prepared on the accrual basis of accounting using accounting principles generally accepted in the United States. In preparing financial information, we use certain estimates and assumptions that may affect the reported amounts and disclosures. Some of these estimates require difficult, subjective, and complex judgments about matters that are inherently uncertain. As a result, actual results could differ from these estimates. Estimates are used when accounting for sales returns, allowance for doubtful accounts, customer incentives, vendor rebates, inventories, goodwill and intangible assets, income taxes, impairment of long-lived assets, depreciation and amortization, employee benefits, unearned income and contingencies. The estimates of fair value of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date and reported amounts of revenue and expenses for the periods are based on assumptions that we believe to be reasonable.

Segment Information—We are a distributor of animal health products to veterinarians. These operations are within a single reporting segment and are located within the United States.

Revenue Recognition—We sell products we source from vendors to our customers through either a “buy/sell” transaction or an agency relationship with our vendors. In a “buy/sell” transaction, we purchase or take inventory of products from the vendor. When a customer places an order with us, we pick, pack, ship and invoice the customer for the order. We recognize revenue from “buy/sell” transactions as product sales when the product is delivered to the customer. We accept product returns from our customers. We estimate returns based on historical experience and recognize these estimated returns as a reduction of product sales. Product returns have not been significant to our financial statements. In an agency relationship, we generally do not purchase and take inventory of products from vendors. We receive an order from a customer, then transmit the order to the vendor, who picks, packs and ships the order to the customer. In some cases, the vendor invoices and collects payment from the customer, while in other cases we invoice and collect payment from the customer on behalf of the vendor. We receive a commission payment for soliciting the order from the customer and for providing other customer service activities. Commissions are recognized when the services upon which the commissions are based are complete. Gross billings from agency contracts were $151,376, $102,883 and $86,657 for the years ended September 30, 2006, 2005 and 2004, respectively, and generated commission revenue of $7,782, $4,910 and $4,256, respectively.

Cost of Product Sales and Vendor Rebates—Cost of product sales consist of our inventory product cost, including shipping costs to and from our distribution centers. Vendor rebates are recorded based on the terms of the contracts or programs with each vendor. We primarily receive quarterly, trimester, semi-annual and annual performance-based rebates from third-party vendors based upon attainment of certain sales and/or purchase goals. Sales rebates are classified in the accompanying consolidated statements of income as a reduction to cost of product sales at the time the sales performance measures are achieved. Purchase rebates are measured against inventory purchases from the vendors and are classified as a reduction of inventory until the product is sold. When the inventory is sold and purchase measures are achieved, purchase rebates are recognized as a reduction to cost of product sales.

Customer Incentives—Customer incentives are accrued based on the terms of the contracts with each customer. These incentive programs provide that the customer receive an incentive based on their product purchases or attainment of performance goals. Incentives are estimated based on the specific terms in each agreement, historical experience and product growth rates.

Cash—For the purposes of the statements of cash flows, cash consists of cash on hand. Our banking arrangements allow us to fund outstanding checks when presented to the financial institution for payment. This cash management practice frequently results in a net cash book overdraft position, which occurs when total issued checks exceed available cash balances at a single financial institution. We have recorded our cash disbursement accounts with a net cash book overdraft position in accounts payable. At September 30, 2006 and 2005, we had net cash book overdrafts of $4,224 and $9,581, respectively, classified in accounts payable.

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

Property and Equipment—Property and equipment are stated at cost and depreciation is computed using the straight-line method over the estimated useful lives of the related assets as follows:

Buildings	25 years
Machinery, furniture and equipment	3 to 7 years
Computer equipment	3 to 5 years
Leasehold improvements	Shorter of useful life or lease term

The cost and accumulated depreciation of items sold or retired are removed from the property accounts and any resulting gain or loss is reflected in net income. Repairs and maintenance are expensed as incurred and renewals and improvements are capitalized.

We periodically review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the undiscounted expected future cash flows from an asset is less than the carrying value of the asset, an asset impairment must be recognized in the financial statements by writing down the asset to its fair value.

Goodwill—We recognize the excess purchase price over the fair value of net assets acquired and liabilities assumed in a business combination as goodwill on the consolidated balance sheet. Goodwill is not amortized, but instead tested for impairment at least annually. We perform an annual impairment test as of September 30 each year and we have concluded that goodwill was not impaired at September 30, 2006 or 2005. Goodwill impairment tests will continue to be performed at least annually, and more frequently if circumstances indicate a possible impairment. The following table summarizes the goodwill recognized in connection with each business combination.

	2006	2005
MWI Veterinary Supply Co.	$28,287	$28,287
Northland Veterinary Supply, Ltd	1,823	—
Vetpo Distributors, Inc.	1,386	1,386
Memorial Pet Care, Inc.	66	66
	$31,562	$29,739

Other Assets—Included in other assets are investments that consist of our equity method investment in one entity and two entities accounted for under the cost method of accounting. Other assets also consist of debt issuance costs that are being amortized over the life of the related debt.

Earnings Per Common Share—Basic earnings per common share is calculated based on the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per common share is based on the weighted-average number of outstanding common shares plus the weighted-average number of potential outstanding common shares. Potential common shares that would increase earnings per share amounts or decrease loss per share amounts are antidilutive and are, therefore, excluded from the earnings per common share computations. Earnings per common share is computed separately for each period presented.

Income Taxes—Income taxes are accounted for under the asset and liability method. Deferred income taxes are recognized to provide for temporary differences between the financial reporting and tax basis of assets and liabilities. Deferred taxes are measured using enacted tax rates in effect during the years in which the temporary differences are expected to reverse.

Concentrations of Risk—Our financial instruments that are exposed to concentrations of credit risk consist primarily of our receivables. Our customers are geographically dispersed throughout the United States. We routinely assess the financial strength of our customers and review their credit history before extending credit. In addition, we establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Product sales to one customer were approximately 10% of our total product sales in 2006, 2005 and 2004. Product sales to another customer, a related party (See Note 14), were approximately 5% of our total product sales in the fiscal year 2006 and 6% of our total product sales in the fiscal years 2005 and 2004.

Comprehensive Income—Components of our comprehensive income include net income and changes in fair value of interest rate swaps.

Advertising—Advertising costs are expensed when incurred and are included as part of selling, general and administrative expenses. Advertising costs were $257, $142 and $413 in 2006, 2005 and 2004, respectively.

Derivative Financial Instruments—We record all derivatives at fair value and designate derivative instruments as being used to hedge changes in fair value or changes in cash flows. Changes in the fair value of derivatives that offset changes in cash flows of a hedged item are recorded initially in other comprehensive income. Amounts recorded in other comprehensive income are subsequently reclassified into earnings during the same period in which the hedged item affects earnings. Any portion of the changes in fair value of derivatives designated as a hedge that is deemed ineffective is recorded in earnings. To manage our interest rate exposure, we entered into interest rate swap agreements in the fiscal years 2004 and 2003, which expired in the fiscal years 2005 and 2004, respectively (See Note 7). We had no interest rate swaps at September 30, 2006 or 2005.

Stock-Based Compensation—Effective October 1, 2005, we adopted the provisions of SFAS No. 123- (Revised), Share-Based Payment (“SFAS 123-R”) for our share-based compensation plans using the modified prospective method. We previously accounted for these plans under the recognition and measurement principals of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and related interpretations and disclosure requirements established by SFAS No. 123, Accounting for Stock-based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure (“SFAS 148”). Under APB No. 25, no compensation expense was recorded in earnings for our stock-based awards granted under our stock-based award plans. The pro forma effects on net income and earnings per share for stock-based awards were instead disclosed in a footnote to the financial statements. Under SFAS 123-R, all share-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense in earnings over the requisite service period. Under SFAS 123-R, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the characteristics of our stock option awards. These models also require subjective assumptions, including expected time to exercise, which greatly affect the calculation.

We adopted SFAS 123-R using the modified prospective method. Under this transition method, compensation expense includes the expense for all share-based awards granted prior to, but not yet vested as of October 1, 2005 excluding those options initially valued using the minimum value method. At October 1, 2005, all of our options to purchase common stock were either vested and exercisable or were initially valued using the minimum value method. Therefore, we have recognized no compensation expense for stock-based option awards in the fiscal year ended September 30, 2006. The following table summarizes the effect on fiscal years 2005 and 2004 net income and earnings per common share had we recognized compensation expense for options using the fair value method:

	2005	2004
Net income	$4,557	$2,524
Deduct: Stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(602)	(1)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Pro Forma net income	$3,955	$2,523
Basic Earnings Per Common Share:
As Reported	$0.76	$0.50
Pro Forma	$0.66	$0.50
Diluted Earnings Per Common Share:
As Reported	$0.68	$0.43
Pro Forma	$0.59	$0.43

Calculations of the pro forma fair value of stock-based awards granted under the 2002 Stock Option Plan (See Note 9 “Common Stock and Stock Options”) were based on a single option valuation approach as a non-public company. Forfeitures are recognized as they occur. Our calculations were made using the minimum value method with the following weighted average assumptions at September 30, 2003 (there were no grants under this program in 2004, 2005, or 2006):

Risk-free interest rate	2.97%
Expected life in years	5
Expected volatility	None
Dividends	None

In our fourth quarter of 2005 we granted 135,103 nonqualified options (that were fully vested by September 30, 2005) to purchase our common stock. We utilized the Black-Scholes-Merton Option Pricing Model to value these post initial public offering grants for pro forma presentation of net income and earnings per share as if the fair value-based accounting method in SFAS 123 had been used. Our computations used the following assumptions to derive the options fair value and related compensation expense:

Risk-free interest rate	4.1% to 4.2%
Expected life in years	5
Expected volatility	36.7%
Dividends	None

We granted no common stock options during our fiscal year ended September 30, 2006.

Recently Issued and New Accounting Pronouncements—In November 2004, the FASB issued SFAS 151, Inventory Costs, an Amendment of ARB No. 43,Chapter 4 (“SFAS 151”). SFAS 151 clarifies that inventory costs that are “abnormal” are required to be charged to expense as incurred as opposed to being capitalized into inventory as a product cost. SFAS 151 provides examples of “abnormal” costs which include costs of idle facilities, excess freight and handling costs and wasted material (spoilage). SFAS 151 was effective for our fiscal year beginning October 1, 2005 and did not have a material effect on our consolidated financial statements.

In December 2004, the FASB issued SFAS 123 (Revised), Share-Based Payment (“SFAS 123-R”). SFAS 123-R replaces SFAS 123, Accounting for Stock-based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure and supersedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. Adoption of SFAS 123-R requires us to record a non-cash expense for our stock compensation plans using the fair value method. SFAS 123-R was effective for us on October 1, 2005 and the adoption did not have a material effect on our consolidated financial statements.

In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29 (“SFAS 153”), which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. We adopted SFAS 153 as of October 1, 2005 and the adoption did not have a material effect on our consolidated financial statements.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 replaces FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and replaces ABP Opinion No. 20, Accounting Changes. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and will be effective for us for the fiscal year beginning October 1, 2006. The adoption of SFAS 154 is not expected to have a material effect on our consolidated financial statements.

In September 2005, the Emerging Issues Task Force issued EITF No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty (“EITF 04-13”). EITF 04-13 requires that purchases and sales of inventory with the same counterparty be accounted for as a nonmonetary transaction within the scope of APB Opinion No. 29, Accounting for Nonmonetary Transactions. EITF 04-13 is effective for new arrangements entered into, or modifications or renewals of existing arrangements, beginning in the first interim or annual reporting period beginning after March 15, 2006. We adopted EITF 04-13 as of April 1, 2006 and the adoption did not have a material effect on our consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for our fiscal year beginning October 1, 2007. We are currently evaluating the impact of this statement on our consolidated financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value according to generally accepted accounting principles, and expands disclosure requirements regarding fair value measurements. This statement emphasizes that fair value should be determined based on assumptions market participants would use to price the asset or liability. SFAS 157 is effective for our fiscal year and interim period beginning October 1, 2008. We are currently evaluating the impact, if any, that SFAS 157 will have on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. SAB 108 is effective for our fiscal year beginning October 1, 2007. We are currently evaluating the impact, if any, that this guidance will have on our consolidated financial statements.

3.                 Business Acquisitions

On November 1, 2004, we purchased certain assets of Memorial Pet Care, Inc. (“Memorial Pet Care”), a pet crematorium, for $400 cash (plus approximately $32 of direct acquisition costs).

On January 3, 2005, we purchased substantially all of the assets of Vetpo Distributors, Inc. (“Vetpo”), a regional animal health products distributor located in Holland, Michigan, for $4,500 in cash (plus approximately $101 of direct acquisition costs) and the issuance of a note payable for $487.

On May 8, 2006, we acquired substantially all of the assets of Northland Veterinary Supply, Ltd. (“Northland”) for approximately $4,546 consisting of $3,551 in cash (including direct acquisition costs of approximately $116) and 28,744 shares of unregistered restricted common stock valued at the time of issuance at approximately $995. Based in Clear Lake, Wisconsin, Northland is a distributor of animal health products to veterinary practices and producers across the Midwestern portion of the United States.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of each acquisition, as adjusted during the allocation period as defined in SFAS No. 141, Business Combinations. These purchase price allocations are based on a combination of valuations and internal analyses.

	Northland Veterinary	Vetpo	Memorial Pet
	Supply, Ltd.	Distributors, Inc.	Care, Inc.
Receivables	$1,298	$2,068	$24
Inventories	1,182	1,927	—
Property and equipment	137	91	107
Goodwill	1,823	1,386	66
Intangibles	965	1,543	246
Other assets	25	—	—
Total assets acquired	5,430	7,015	443
Accounts payable	849	1,927	11
Note payable	35	487	—
Total liabilities assumed	884	2,414	11
Net assets acquired	$4,546	$4,601	$432

For the Northland acquisition, acquired intangible assets include $821 assigned to customer relationships and $144 assigned to covenants not to compete which are amortized on a straight-line basis over their expected useful lives of 9 years and 5 years, respectively. For the Vetpo and Memorial Pet Care acquisitions, intangible assets include in the aggregate $1,589 for customer relationships, $148 assigned to covenants not to compete and other, which are amortized on a straight-line basis over the estimated useful lives of 10 years and 5 years, respectively. The $3,275 recorded in goodwill for all three acquisitions is expected to be deductible for tax purposes over 15 years.

4.                 Receivables

Receivables consist of the following at September 30:

	2006	2005
Trade	$89,541	$69,969
Vendor rebates and programs	10,731	6,882
Related party—(See Note 14)	400	1,429
	100,672	78,280
Allowance for doubtful accounts	(1,154)	(1,181)
	$99,518	$77,099

Approximately 10% and 7% of our trade receivables resulted from transactions with a single customer as of September 30, 2006 and 2005, respectively.

5.                 Property and Equipment

Property and equipment consists of the following at September 30:

	2006	2005
Land	$20	$169
Buildings and leasehold improvements	1,779	2,293
Machinery, furniture and equipment	9,138	8,140
Computer equipment	2,899	2,759
Construction in progress	377	630
	14,213	13,991
Accumulated depreciation and amortization	(7,160)	(7,072)
	$7,053	$6,919

We recorded depreciation expense of $1,744, $1,392, and $1,146 for the years ended September 30, 2006, 2005 and 2004, respectively.

6.                 Intangibles

Intangible assets consists of the following at September 30:

	Useful Life	2006	2005
Amortizing:
Customer lists	9-10 years	$2,410	$1,589
Covenants not to compete	5 years	256	112
Other	5 years	36	36
		2,702	1,737
Accumulated amortization		(373)	(145)
		2,329	1,592
Non-Amortizing:
Trade names		52	52
		$2,381	$1,644

We recorded amortization expense of $229, $145, and $0 for the years ended September 30, 2006, 2005, and 2004, respectively. Estimated amortization expense related to intangible assets as of September 30, 2006 follows:

Amount
2007	$309
2008	309
2009	309
2010	286
2011	269
Thereafter	847
$2,329

7.                 Line-of-Credit and Long-Term Debt

Line-of-Credit—We have a line-of-credit agreement with two lenders for a credit facility that allows for borrowings up to $70,000. The line-of-credit is secured by a security interest in substantially all of our assets and terminates on June 18, 2007. Interest is due monthly at the following rates: 1) LIBOR plus a margin (7.07% as of September 30, 2006), at our option; or 2) the prime rate (8.25% at September 30, 2006). The effective borrowing rate was the prime rate as of September 30, 2006.

The lenders also receive an unused line fee and letter of credit fee equal to 0.375% of the unused amount of the revolving credit facility. Our outstanding balance on this facility at September 30, 2006 and 2005 was $10,559 and $24,690, respectively. The line-of-credit contains certain restrictive financial covenants as well as restrictions on dividend payments and future debt borrowings. The credit agreement allows us to issue up to $10,000 in letters of credit. The letters of credit typically act as guarantee of payment to certain third parties in accordance with specified terms and conditions. We had eleven letters of credit totaling $780 and three letters of credit totaling $300 at September 30, 2006 and 2005, respectively. There were no outstanding borrowings on these letters of credit at September 30, 2006 or 2005.

As part of the credit agreement, we were required to maintain an interest rate swap on a minimum notional amount of $12,000 of borrowings under our revolving credit facility. On July 7, 2004 and 2003, we entered into interest rate swap agreements for $12,000 of our line-of-credit borrowings. Under the swaps, we received interest at a floating rate based on LIBOR and paid interest at a fixed rate of 2.49% and 1.33%, respectively. Net payments due under the swaps were settled monthly and the swaps expired on July 7, 2005 and 2004, respectively. We received a waiver from our lenders for the requirement to maintain an interest rate swap effective as of July 7, 2005.

On January 3, 2005, we issued an unsecured non-negotiable promissory note in the aggregate principal amount of $487 in partial consideration for the purchase of substantially all the assets of Vetpo (See Note 3 “Business Acquisitions”). The note bears interest at the prime rate (8.25% and 6.75% as of  September 30, 2006 and 2005, respectively), payable quarterly. The principal of the note is payable in five equal annual installments, beginning January 1, 2006. Remaining principal balance was $389 and $487 at September 30, 2006 and 2005, respectively.

8.                 Redeemable Preferred Stock

We authorized 30,000 shares of $1 par value Series A preferred stock, with 26,786 shares issued and outstanding at September 30, 2004. The redeemable preferred stock was subject to mandatory redemption on June 18, 2012 and had a liquidation preference of $1,000 per share (plus accumulated, accrued and unpaid dividends). The holders of redeemable preferred stock were entitled to a cumulative 13% annual dividend based on the liquidation preference. We had the right to redeem any outstanding shares at any time but all shares were required to be redeemed no later than June 18, 2012. In August 2005, we used a portion of the proceeds from our initial public offering (See Note 9 “Common Stock and Stock Options”) to redeem all of the redeemable preferred stock.

9.                 Common Stock and Stock Options

Initial Public Offering

On August 3, 2005, we completed our initial public offering in which we sold an aggregate of 4,983,334 shares (including the exercise of the underwriters’ over-allotment option) of our common stock at a price of $17 per share. We received net proceeds of $77,159 after deducting the underwriting discounts and offering expenses. We used the net proceeds to redeem all of our Series A preferred stock for approximately $39,789 and to repay approximately $37,370 of borrowings outstanding on our revolving credit facility under our amended credit agreement.

Follow-on Offering

On July 25, 2006 we issued 869,565 shares of common stock and certain selling stockholders sold 2,117,814 shares of common stock which were subsequently sold to the public for $32.25 per share in our follow-on offering. We received net proceeds of approximately $26,100 after deducting the underwriting discounts and offering expenses. We did not receive any of the proceeds from the shares of common stock sold by the selling stockholders. Under the terms of the underwriting agreement, we and the selling stockholders granted the underwriters a thirty day over-allotment option to purchase an additional 130,435 shares of common stock from us and 317,671 shares from the selling stockholders on the same terms as the original offering. On July 28, 2006, the underwriters exercised a portion of their over-allotment option that required us to sell an additional 39,281 shares for net proceeds of approximately $1,200 after deducting the underwriting discounts, and the selling stockholders to sell to the underwriters an additional 95,669 shares. This transaction was completed on August 2, 2006. We used the net proceeds from these transactions to repay borrowings on our revolving credit facility under the amended credit agreement and for general corporate purposes.

2002 Stock Plan

We have a 2002 Stock Plan (the “2002 Plan”) to provide our directors, executives and other key employees with additional incentives by allowing them to acquire an ownership interest in us and, as a result, encouraging them to contribute to our success. At September 30, 2006 and 2005 we had 507,688 shares of our common stock reserved for issuance under the 2002 Plan. The options granted under the 2002 Plan are nonqualified stock options that have an exercise price per share equal to fair market value of the common stock at the time of grant. The term of each option is determined by our board of directors or by a designated committee of the board. The term of any option may not exceed ten years from the date of grant. In 2003, we granted 543,951 nonqualified stock options with an exercise price of $0.18 per share under the 2002 Plan. The stock options generally lapse ten years after issuance or 120 days after the option holder ceases to be an employee depending upon the cause of termination. The options vest in various amounts over three to five-year periods beginning upon the achievement of annual financial targets as established by the option agreement beginning with the year ended September 30, 2002 and ending with the year ended September 30, 2006. All unvested options as of June 18, 2009 become fully vested if the option holder is employed with us on such date. Shares issued upon exercise of options granted under the 2002 Plan had a repurchase right, which expired in August 2005 in connection with our initial public offering. Unvested options for which the annual financial targets had been achieved became fully vested upon the completion of our initial public offering in August 2005. In fiscal year 2005, no options were granted under the 2002 Plan; 36,267 options were exercised and 60,436 were forfeited. In 2006, no options were granted, exercised, or forfeited under the 2002 Plan. At September 30, 2006 and 2005 we had outstanding 447,248 stock options under the 2002 Plan with 278,024 and 253,848 vested and exercisable at September 30, 2006 and 2005, respectively.

2005 Stock Plan

In July 2005, we adopted the 2005 Stock-Based Award and Incentive Compensation Plan (the “2005 Plan”). Under the 2005 Plan, we may offer restricted shares of our common stock and grant options to purchase shares of our common stock to selected employees. The purpose of the 2005 Plan is to promote our long-term financial success by attracting, retaining and rewarding eligible participants. At September 30, 2006 and 2005 we had 1,166,990 and 1,198,590 shares, respectively, of our common stock available for issuance under the 2005 Plan.

The 2005 Plan permits us to grant stock options (both incentive stock options and non-qualified stock options), restricted stock and deferred stock. The compensation committee will determine the number and type of stock-based awards to each participant, the exercise price of each award, the duration of the award (not to exceed ten years), vesting provisions and all other terms and conditions of such award in individual award agreements. The 2005 Plan provides that upon termination of employment with us, unless determined otherwise by the compensation committee at the time options are granted, the exercise period for vested awards will generally be limited, provided that vested awards will be canceled immediately upon a termination for cause or voluntary termination. The 2005 Plan provides for the cancellation of all unvested awards upon termination of employment with us, unless determined otherwise by the compensation committee at the time awards are granted.

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

During the fourth quarter of 2005, we granted 135,103 nonqualified stock options with a weighted average exercise price of $18.43 and a term of ten years. The options were fully vested by September 30, 2005.

A summary of activity under the 2002 and 2005 Plans are as follows:

	2006		2005		2004
		Weighted		Weighted		Weighted
		average		average		average
	Number of	exercise	Number of	exercise	Number of	exercise
	Shares	price	Shares	price	Shares	price
Outstanding at beginning of year	580,335	$4.37	543,951	$0.18	543,951	$0.18
Granted	—	—	135,103	18.43	—	—
Exercised	(31,600)	18.88	(37,677)	0.81	—	—
Cancelled or expired	(7,840)	18.64	(61,042)	0.35	—	—
Outstanding at end of year	540,895	$3.32	580,335	$4.37	543,951	$0.18
Exercisable at end of year	371,671	$4.75	386,935	$6.47	65,283	$0.18

	Outstanding options			Exercisable options
		Weighted
		average
		remaining	Weighted		Weighted
		contractual	average		average
	Number of	life	exercise	Number of	exercise
Range of exercise prices	Shares	(in years)	price	Shares	price
$0.18 - $16.99	447,248	5.7	$0.18	278,024	$0.18
$17.00 - $19.99	72,387	8.8	$17.04	72,387	$17.04
$20.00 - $23.06	21,260	9.0	$22.55	21,260	$22.55

During the fiscal year ended September 30, 2006, we made restricted stock grants which were insignificant to the financial statements and shares outstanding.

10.          Computation Of Earnings Per Common Share (In thousands, except per share data)

	2006		2005		2004
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income	$13,836	$13,836	$4,557	$4,557	$2,524	$2,524
Weighted average common shares outstanding	10,773	10,773	5,970	5,970	5,038	5,038
Effect of diluted securities:
Contingent stock		—		412		522
Stock options		299		315		318
Weighted average shares outstanding		11,072		6,697		5,878
Earnings per share	$1.28	$1.25	$0.76	$0.68	$0.50	$0.43
Anti-dilutive shares excluded from calculation		—		34		—

11.          Income Taxes

The components of the U.S. Federal and state income tax expense consist of the following:

	2006	2005	2004
Current payable:
U.S. Federal	$7,726	$4,601	$3,268
State	835	702	677
	8,561	5,303	3,945
Deferred:
U.S. Federal	(139)	(168)	278
State	(26)	(37)	57
	(165)	(205)	335
	$8,396	$5,098	$4,280

Our deferred tax assets and liabilities consist of the following at September 30:

	2006	2005
Deferred tax assets:
Investments	$144	$144
Allowance for doubtful accounts	442	451
Inventories	251	199
Revenue recognition	86	56
Lease expense	99	28
Other	19	68
Total deferred tax assets	1,041	946
Deferred tax liabilities:
Property and equipment	(653)	(786)
Prepaid expenses	(383)	(316)
Other	(8)	(12)
Total deferred tax liabilities	(1,044)	(1,114)
Net deferred tax liabilities	$(3)	$(168)

We believe realization of these deferred assets is more likely than not. Accordingly, no valuation allowance has been recorded.

Income tax expense differed from income taxes at the U.S. federal statutory tax rate for all periods presented as follows:

	2006	2005	2004
Taxes computed at statutory rate	35.0%	34.0%	34.0%
State income taxes (net of federal) income tax benefit	2.0	4.3	7.1
Redeemable preferred stock dividend accretion	—	14.3	21.2
Other	0.8	0.2	0.6
	37.8%	52.8%	62.9%

The decrease in the effective tax rate for the year ended September 30, 2006 as compared to the year ended September 30, 2005 was primarily attributable to the redemption of all Series A preferred stock in August 2005, which eliminated the nondeductible accretion of dividends for 2006 as well as a decrease in the state income taxes related to the utilization of state tax credits. The decrease in the effective rate for the year ended September 30, 2005 as compared to September 30, 2004 was due to lower nondeductible accretion of dividends on the Series A preferred stock due to the timing of the redemption, as well as actual state income tax expense being less than estimated due to the utilization of state tax credits.

12.          Statements of Cash Flows—Supplemental and Noncash Disclosures

	2006	2005	2004
Supplemental Disclosures
Cash paid for interest	$1,785	$2,034	$1,719
Cash paid for income taxes	9,138	4,122	4,448
Noncash Activities
Increase in the fair value of interest rate swaps	—	—	8
Issuance of unregistered restricted common stock for asset acquisition	995	—	—
Equipment acquisitions financed with note payable	—	—	945
Equipment acquisitions financed with accounts payable	132	642	—

13.          Commitments and Contingencies

We have operating leases for office and distribution center space and equipment for varying periods. Certain leases have renewal options and require contingent payments for increases, including executory costs, property taxes, insurance and certain other costs in excess of a base year amount. Total rent expense for the years ended September 30, 2006, 2005 and 2004 were $2,377, $1,800 and $1,316, respectively.

The aggregate future noncancelable minimum rental payments on operating leases at September 30, 2006 are as follows:

2007	$2,016
2008	1,859
2009	1,678
2010	1,494
2011	1,113
Thereafter	1,681
$9,841

We are not a party to any material pending legal proceedings and are not aware of any claims that could have a material adverse effect on our financial position, results of operations, or cash flows.

14.          Related Party Transactions

On June 18, 2002, we entered into a management services and consulting agreement (the “agreement”) with Bruckmann, Rosser, Sherrill & Co. LLC (“BRS”), a major shareholder, and Agri Beef Co. (“Agri Beef”), a major shareholder. The agreement stated that BRS would provide certain management, consulting and financial planning services to our board of directors and management. In August 2005, we, BRS and Agri Beef terminated the agreement for a termination fee of $1,600 to BRS and $400 to Agri Beef. BRS received $365 and $309 and Agri Beef received $91 and $77 for services performed under the agreement in 2005 and 2004, respectively.

MWI Co., our subsidiary, holds a 50% membership interest in Feeders’ Advantage that is accounted for as an investment using the equity method. Sales of products to Feeders’ Advantage were $34,121, $28,473 and $22,163 in 2006, 2005 and 2004, respectively. MWI Co. charged Feeders’ Advantage for certain operating and administrative services of $591, $428 and $421 in 2006, 2005 and 2004, respectively. Our President and Chief Executive Officer and a member of our Board of Directors are each members of the board of managers of Feeders’ Advantage.

15.          Employee Benefit Plans

Through March 31, 2004, we, along with Feeders’ Advantage and Agri Beef Co., participated in a multi-employer defined contribution profit sharing plan with a 401(k) arrangement covering all employees of the Company. On April 1, 2004, we, along with Feeders’ Advantage, established a new multi-employer defined contribution profit sharing plan with a 401(k) arrangement and the account balances for all eligible employees were transferred to this plan.

To become eligible for the profit sharing portion of the plan, an employee must complete two years of service and attain the age of twenty-one. Participation is automatic beginning the following January or July. To become eligible for the 401(k) portion of the plan, the employee must complete three-months of service and attain the age of twenty-one.

Both portions of the plan allow for employer matching contributions. We are required to match 50% of the employee’s contribution to the 401(k) portion of the plan up to 6% of the employee’s salary. Our combined matching contributions for the 401(k) portion of the plan were $633, $549, and $444 in 2006, 2005 and 2004, respectively. Employee’s contributions are fully vested immediately while employer contributions vest over a five-year period.

Contributions to the profit sharing portion of the Plans are discretionary, ranging from 0 to 3%, and are approved by our Board of Directors. Total combined contributions for 2006, 2005 and 2004 were $677, $598, and $448, respectively. Employer contributions are fully vested immediately.

16.          Financial Instruments

Financial Instruments—The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments. The estimated fair value amounts have been determined by us, using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimate of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The carrying amounts of receivables, investments, accounts payable, long-term debt and the line-of-credit are a reasonable estimate of their fair value.

Derivative Financial Instruments—We entered into interest rate swaps that qualified as derivatives and were designated as cash flow hedges. Our interest rate swaps expired on July 7, 2005 and were not renewed.

17.          Quarterly Financial Data (Unaudited)

	Three-Months Ended
	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Year
	Dollars and shares in thousands, except per share data
2006
Total revenues	$137,816	$143,349	$163,952	$161,077	$606,194
Gross profit	22,752	19,928	22,911	22,535	88,126
Operating income	7,757	4,356	6,027	5,552	23,692
Net income(1)	4,439	2,355	3,769	3,274	13,836
Earnings per common share—diluted(1)	$0.41	$0.22	$0.35	$0.28	$1.25
Weighted average common shares outstanding used in the diluted earnings per share calculation	10,864	10,884	10,916	11,623	11,072
2005
Total revenues	$108,994	$116,410	$137,987	$133,264	$496,655
Gross profit	16,624	16,472	18,032	18,818	69,946
Operating income(2)	5,268	3,282	4,422	2,799	15,771
Net income(2)	1,656	595	1,407	899	4,557
Earnings per common share—diluted(3)	$0.28	$0.10	$0.24	$0.10	$0.68
Weighted average common shares outstanding used in the diluted earnings per share calculation	5,882	5,878	5,876	9,113	6,697

(1)          The sums of the quarterly net income and earnings per share amounts do not agree to the year-to-date earnings per common share amount as a result of rounding.

(2)          Operating income for the fourth quarter of 2005 includes a $2,000 pretax charge ($1,220 after-tax charge) related to the termination of a management services and consulting agreement.

(3)          The sum of the quarterly earnings per share amounts does not agree to the year-to-date earnings per share amount as a result of the issuance of 4,983 of common stock in August 2005 upon the completion of the Company’s initial public offering.

Item 9.                          Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                  Controls and Procedures.

Our management, including the Chief Executive Officer and the Senior Vice President and Chief Financial Officer, have evaluated the effectiveness of the our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of September 30, 2006. Based on this evaluation, the Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that our Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Security Exchange Commission’s rules and forms.

Management’s annual report on internal control over financial reporting and the attestation report of our independent registered public accounting firm are set forth below on this Annual Report on Form 10-K.

During the period covered in this report, there were no changes in our internal controls over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The management of MWI Veterinary Supply, Inc. and subsidiaries (the “Company”) is responsible for establishing and maintaining effective internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f)).

There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of September 30, 2006, we maintained effective internal control over financial reporting.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting has been audited by Deloitte & Touche LLP, independent registered public accounting firm, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Their report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MWI Veterinary Supply, Inc.
Meridian, Idaho

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that MWI Veterinary Supply, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended September 30, 2006 of the Company and our report dated November 21, 2006 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Boise, Idaho
November 21, 2006

Item 9b.                    Other Information

None.

PART III

Item 10.                   Directors and Executive Officers of the Registrant.

The information regarding directors and nominees for directors of the Company, including identification of the audit committee and audit committee financial expert, is presented under the headings “Corporate Governance—Committees of the Board of Directors,” and “Election of Directors—Nominees For Directors” in the Company’s definitive proxy statement for use in connection with the 2007 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days after the end of the Company’s fiscal year ended September 30, 2006. The information contained under these headings is incorporated herein by reference. Information regarding the executive officers of the Company is included in this Annual Report on Form 10-K under Item 1 of Part I as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

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

PART IV

Item 15.                   Exhibits and Financial Statement Schedules.

(a)           The following documents are filed as part of this report:

1)              Consolidated Financial Statements: See Index to Consolidated Financial Statements at Item 8 on page 43 of this report.

2)              Financial Statement Schedule: Schedule II—Consolidated Valuation and Qualifying Accounts

3)              Exhibits are incorporated herein by reference or are filed with this report as set forth in the Index to Exhibits on pages 71 through 73 hereof.

MWI VETERINARY SUPPLY, INC.
SCHEDULE II—CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
(Amounts in thousands)

	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Deductions/ Write-offs	Balance at End of Period
Allowance for Doubtful Accounts
Year ended September 30, 2004	$544	$430	$(409)	$565
Year ended September 30, 2005	565	978	(362)	1,181
Year ended September 30, 2006	1,181	214	(241)	1,154

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MWI VETERINARY SUPPLY, INC.
By: /s/ MARY PATRICIA B. THOMPSON
Mary Patricia B. Thompson
(Senior Vice President of Finance and Administration, Chief Financial Officer)
Date: November 22, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of November 22, 2006.

/s/ JAMES F. CLEARY, JR.	/s/ MARY PATRICIA B. THOMPSON
James F. Cleary, Jr.	Mary Patricia B. Thompson
Director, President and	Senior Vice President of Finance and
Chief Executive Officer	Administration,
(Principal Executive Officer)	Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)
/s/ KEITH E. ALESSI	/s/ BRUCE C. BRUCKMANN
Keith E. Alessi (Director)	Bruce C. Bruckmann (Director)
/s/ JOHN F. MCNAMARA	/s/ A. CRAIG OLSON
John F. McNamara (Director)	A. Craig Olson (Director)
/s/ ROBERT N. REBHOLTZ	/s/ WILLIAM J. ROBISON
Robert N. Rebholtz (Director)	William J. Robison (Director)

Index to Exhibits

Filed with the Annual Report
on Form 10-K for the
Year Ended September 30, 2006

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

4.3

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

4.8

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