Form 10-Q
period 2006-12-31
MWI Veterinary Supply, Inc.
filed 2007-02-05
CIK 1323974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number:  000-51468

MWI VETERINARY SUPPLY, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	02-0620757
(State or other jurisdiction)	(I.R.S. Employer Identification Number)

651 S. Stratford Drive, Suite 100
Meridian, ID	83642
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the Registrant’s common stock, $0.01 par value, outstanding as of January 31, 2007 was 11,563,766

MWI VETERINARY SUPPLY, INC.

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

MWI VETERINARY SUPPLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three months ended December 31,
	2006	2005
Revenues:
Product sales	$149,787	$127,048
Product sales to related party	9,559	9,355
Commissions	1,699	1,413
Total revenues	161,045	137,816

Cost of product sales	135,296	115,064
Gross profit	25,749	22,752

Selling, general and administrative expenses	17,694	14,553
Depreciation and amortization	569	442
Operating income	7,486	7,757

Other income (expense):
Interest expense	(269)	(555)
Earnings of equity method investees	45	45
Other	90	90
Total other expense, net	(134)	(420)
Income before taxes	7,352	7,337
Income tax expense	(2,748)	(2,898)

Net income	$4,604	$4,439

Earnings per common share:
Basic	$.40	$.42
Diluted	$.39	$.41

Weighted average common shares outstanding:
Basic	11,559	10,578
Diluted	11,860	10,864

See Notes to Condensed Consolidated Financial Statements

MWI VETERINARY SUPPLY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars and shares in thousands, except per share data)

(unaudited)

	December 31,	September 30,
	2006	2006
Assets
Current Assets:
Cash	$37	$37
Receivables, net	89,773	99,518
Inventories	98,628	85,083
Prepaid expenses and other current assets	2,069	2,651
Deferred income taxes	638	502
Total current assets	191,145	187,791

Property and equipment, net	7,600	7,053
Goodwill	31,562	31,562
Intangibles, net	2,314	2,381
Other assets, net	1,906	1,772
Total assets	$234,527	$230,559

Liabilities And Stockholders’ Equity
Current Liabilities:
Line-of-credit	$1,880	$10,559
Accounts payable	89,469	82,561
Accrued expenses	7,926	6,919
Current maturities of long-term debt	97	97
Total current liabilities	99,372	100,136

Deferred income taxes	460	505
Long-term debt	292	292
Commitments and contingencies

Stockholders’ Equity
Common stock $0.01 par value, 20,000 authorized; 11,564 and 11,549 shares issued and outstanding, respectively	116	115
Additional paid in capital	107,987	107,594
Retained earnings	26,632	22,028
Unearned compensation – restricted stock	(332)	(111)
Total stockholders’ equity	134,403	129,626
Total liabilities and stockholders’ equity	$234,527	$230,559

See Notes to Condensed Consolidated Financial Statements

MWI VETERINARY SUPPLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended December 31,
	2006	2005
Cash Flows From Operating Activities:
Net income	$4,604	$4,439
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	571	445
Amortization of debt issuance costs	31	35
Stock-based compensation expense	20	—
Deferred income taxes	(180)	(76)
Earnings of equity method investees	(45)	(45)
Tax benefit of common stock options	(67)	(14)
Other	(10)	(10)
Changes in operating assets and liabilities:
Receivables	9,744	279
Inventories	(13,546)	(3,171)
Prepaid expenses and other current assets	557	93
Accounts payable	6,844	(5,078)
Accrued expenses	1,075	1,632
Net cash provided by (used in) operating activities	9,598	(1,471)

Cash Flows From Investing Activities:
Purchases of property and equipment	(977)	(1,182)
Other	30	5
Net cash used in investing activities	(947)	(1,177)

Cash Flows From Financing Activities:
Net borrowings (payments) on line-of-credit	(8,679)	2,593
Proceeds from stock options	85	137
Tax benefit of common stock options	67	14
Payment on long-term debt	—	(97)
Debt issuance costs	(124)	—
Net cash provided by (used in) financing activities	(8,651)	2,647

Increase (Decrease) in Cash	—	(1)

Cash at beginning of period	37	31

Cash at end of period	$37	$30

Supplemental Disclosures:
Cash paid for interest	$301	$485
Cash paid for income taxes	$7	$341
Noncash Activity:
Equipment acquisitions financed with accounts payable	$196	$259

See Notes to Condensed Consolidated Financial Statements

MWI VETERINARY SUPPLY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

NOTE 1 — GENERAL

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the results of operations, financial position and cash flows of MWI Veterinary Supply, Inc. and its wholly-owned subsidiaries (collectively referred to as “we,” “us,” and “our” throughout this Form 10-Q).  All material intercompany balances have been eliminated.

In the opinion of our management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly, in all material respects, our results for the periods presented. These condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our 2006 Annual Report on Form 10-K filed with the SEC on November 22, 2006.  The results of operations for the three months ended December 31, 2006 are not necessarily indicative of results to be expected for the entire fiscal year.

Our unaudited condensed consolidated balance sheet as of September 30, 2006 has been derived from the audited consolidated balance sheet as of that date.

Use of Estimates

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting using accounting principles generally accepted in the United States. In preparing financial information, we use certain estimates and assumptions that may affect the reported amounts and disclosures. Some of these estimates require difficult, subjective, and complex judgments about matters that are inherently uncertain. As a result, actual results could differ from these estimates. Estimates are used when accounting for sales returns, allowance for doubtful accounts, customer incentives, vendor rebates, inventories, goodwill and intangible assets, income taxes, impairment of long-lived assets, depreciation and amortization, employee benefits, unearned income and contingencies. The estimates of fair value of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date and reported amounts of revenue and expenses for the periods are based on assumptions that we believe to be reasonable.

Revenue Recognition

We sell products we source from vendors to our customers through either a “buy/sell” transaction or an agency relationship with our vendors. In a “buy/sell” transaction, we purchase or take inventory of products from the vendor. When a customer places an order with us, we pick, pack and ship products, and then invoice the customer for the order. We recognize revenue from “buy/sell” transactions as product sales when the product is delivered to the customer. We accept product returns from our customers. We estimate returns based on historical experience and recognize these estimated returns as a reduction of product sales. Product returns have not been significant to our financial statements. In an agency relationship, we generally do not purchase and take inventory of products from vendors. We receive an order from a customer, then transmit the order to the vendor, who picks, packs and ships the order to the customer. In some cases, the vendor invoices and collects payment from the customer, while in other cases we invoice and collect payment from the customer on behalf of the vendor. We receive a commission payment for soliciting the order from the customer and for providing other customer service activities. Commissions are recognized when the services upon which the commissions are based are completed. Gross billings from agency contracts were $30,484 and $26,869 for the three months ended December 31, 2006 and 2005, respectively, and generated commission revenue of $1,699 and $1,413, respectively.

Cost of Product Sales and Vendor Rebates

Costof product sales consist of our inventory product cost, including shipping costs to and from our distribution centers. Vendor rebates are recorded based on the terms of the contracts or programs with each vendor. We primarily receive quarterly, trimester, semi-annual and annual performance-based rebates from third-party vendors based upon attainment of certain sales and/or purchase goals. Sales rebates are classified in the accompanying consolidated statements of income as a reduction to cost of product sales at the time the sales performance measures are achieved. Purchase rebates are measured against inventory purchases from the vendors and are classified as a reduction of inventory until the product is sold. When the inventory is sold and purchase measures are achieved, purchase rebates are recognized as a reduction to cost of product sales.

Reclassifications

Certain reclassifications, none of which affected results of operations, have been made to the accompanying condensed consolidated financial statements for prior periods to conform to current year presentation.

NOTE 2 — EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2005, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 replaces FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and replaces Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and was effective for us the fiscal year beginning October 1, 2006. The adoption of SFAS 154 did not have a material effect on our consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for our fiscal year beginning October 1, 2007. We are currently evaluating the expected impact, if any, that FIN 48 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value according to accounting principles generally accepted in the United States, and expands disclosure requirements regarding fair value measurements. This statement emphasizes that fair value should be determined based on assumptions market participants would use to price the asset or liability. SFAS 157 is effective for our fiscal year and interim period beginning October 1, 2008. We are currently evaluating the expected impact, if any, that SFAS 157 will have on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), which provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. SAB 108 is effective for our fiscal year beginning October 1, 2007. We are currently evaluating the expected impact, if any, that SAB 108 will have on our consolidated financial statements.

NOTE 3 — RECEIVABLES

	December 31,	September 30,
	2006	2006
Trade	$78,353	$89,541
Vendor rebates and programs	12,259	10,731
Related party	188	400
	90,800	100,672
Allowance for doubtful accounts	(1,027)	(1,154)
	$89,773	$99,518

Product sales resulting from transactions with a single customer were 9% of total product sales during each of the three months ended December 31, 2006 and 2005. Approximately 10% of our trade receivables resulted from transactions with this single customer as of December 31, 2006 and September 30, 2006.

Product sales resulting from transactions with Feeders’ Advantage LLC (“Feeders Advantage”), a related party, were 6% and 7% during the three-months ended December 31, 2006 and 2005, respectively.

NOTE 4 — PROPERTY AND EQUIPMENT

	December 31,	September 30,
	2006	2006
Land	$20	$20
Buildings and leasehold improvements	1,925	1,779
Machinery, furniture and equipment	9,294	9,138
Computer equipment	2,971	2,899
Construction in progress	1,044	377
	15,254	14,213
Accumulated depreciation and amortization	(7,654)	(7,160)
	$7,600	$7,053

Depreciation expense for the three months ended December 31, 2006 and 2005 was $494 and $398, respectively.

NOTE 5 — INTANGIBLES

		December 31,	September 30,
	Useful Life	2006	2006
Amortizing:
Customer lists	9 - 10 years	$2,410	$2,410
Covenants not to compete	5 years	256	256
Other	5 years	36	36
		2,702	2,702
Accumulated amortization		(450)	(373)
		2,252	2,329
Non-Amortizing:
Trade names		62	52
		$2,314	$2,381

Amortization expense for the three months ended December 31, 2006 and 2005 was $77 and $47, respectively.  Estimated future annual amortization expense related to intangible assets as of December 31, 2006 follows:

Amount
Remainder of 2007	$232
2008	309
2009	309
2010	286
2011	269
Thereafter	847
$2,252

NOTE 6 — CREDIT FACILITY AND LONG-TERM DEBT

Line-of-Credit—On December 13, 2006, MWI Veterinary Supply Co., (our wholly-owned subsidiary) as borrower, entered into an unsecured credit agreement with us and Memorial Pet Care, Inc., as guarantors, and Bank of America, N.A. and Wells Fargo Bank, N.A., (collectively, the “lenders”) for the provision of a revolving credit facility (the “facility”).  The facility allows for borrowings in the aggregate of $70,000, with the right to increase the commitment of the lenders to $100,000.  The facility has a maturity date of December 1, 2011 and a variable interest rate equal to the Daily LIBOR Floating Rate or the LIBOR 1-month fixed rate (at our option) plus a margin ranging from 0.7% to 1.25%.  The lenders also receive an unused line fee and letter of credit fee equal to 0.125% of the unused amount of the facility. Our outstanding balance on the facility at December 31, 2006 was $1,880 and the interest rate for the facility was 5.99% as of that date.  This facility replaces the five-year Credit Agreement dated June 18, 2002 between MWI Veterinary Supply Co. and Bank of America, N.A., which had an outstanding balance at September 30, 2006 of $10,559.

The line-of-credit contains certain financial covenants as well as other restrictive covenants. The facility allows for the issuance of up to $10,000 in letters of credit. The letters of credit typically act as a guarantee of payment to certain third-

parties in accordance with specified terms and conditions. We had twelve letters of credit totaling $880 at December 31, 2006 and eleven letters of credit totaling $780 at September 30, 2006. There were no outstanding borrowings on these letters of credit at either December 31, 2006 or September 30, 2006.

Long-Term Debt—In January 2005, we issued a promissory note in the aggregate principal amount of $487 in partial consideration for the purchase of substantially all the assets of Vetpo Distributors, Inc. The note bears interest at the prime rate (8.25% at December 31, 2006), payable quarterly. The principal of the note is payable in five equal annual installments, the first of which was due on January 1, 2006.  The balance on this promissory note was $389 at December 31, 2006 and September 30, 2006.

NOTE 7 — STOCK OPTIONS

We have two stock-based award plans, the 2002 Stock Plan and the Amended and Restated 2005 Stock-Based Incentive Compensation Plan (the “2005 Plan”).  The 2005 Plan allows our Board of Directors to grant common stock options, restricted stock, deferred units and other stock-based awards to executives and other key employees.  These plans have been developed to provide additional incentives by allowing equity ownership in our company and, as a result, encouraging participants to contribute to our success.  At December 31, 2006, 533,101 options to purchase common stock were outstanding (363,877 options vested and exercisable) with a weighted average exercise price of $4.61 and expiring through September 2015.  During the three months ended December 31, 2006, we granted 7,000 shares of restricted stock, which vest annually for up to 5 years.  At December 31, 2006, 1,656,109 shares were available to be issued under our stock-based award plans.

Effective October 1, 2005, we adopted the provisions of SFAS No. 123- (Revised), Share-Based Payment (“SFAS 123-R”) for our share-based compensation plans. We previously accounted for these plans under the recognition and measurement principals of APB No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), as amended by SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure (“SFAS 148”). Under APB No. 25, no compensation expense was recorded in earnings for the stock-based awards granted under our stock-based award plans. The pro forma effects on net income and earnings per share for stock-based awards were instead disclosed in a footnote to the financial statements. Under SFAS 123-R, all share-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense in earnings over the requisite service period.

We adopted SFAS 123-R using the modified prospective method. Under this transition method, compensation expense includes the expense for all share-based awards granted prior to, but not yet vested as of October 1, 2005, excluding those options initially valued using the minimum value method.  At October 1, 2005, all of our options to purchase common stock were either vested and exercisable or were initially valued using the minimum value method.  Therefore no compensation expense was recognized for these stock-based awards in our fiscal year ended September 30, 2006.  We granted no common stock options during the three months ended December 31, 2006.  During the three months ended December 31, 2006, we recognized $20 of compensation expense related to restricted stock grants.

NOTE 8 — INCOME TAXES

Our effective tax rate for the three months ended December 31, 2006 and 2005 was 37.4% and 39.5%, respectively.  The decrease in the effective rate in the three months ended December 31, 2006 as compared to the same period in the prior fiscal year was primarily a result of a decrease in our estimated state income tax rate due to the utilization of state tax credits.

NOTE 9 — COMPUTATION OF EARNINGS PER SHARE (In thousands, except per share data)

	Three months ended December 31,
	2006		2005
	Basic	Diluted	Basic	Diluted
Net income	$4,604	$4,604	$4,439	$4,439
Weighted average common shares outstanding	11,559	11,559	10,578	10,578
Effect of diluted securities Stock options and restricted stock		301		286
Weighted average shares outstanding		11,860		10,864
Earnings per share	$0.40	$0.39	$0.42	$0.41
Anti-dilutive shares excluded from calculation		—		10

NOTE 10 — RELATED PARTIES

MWI Veterinary Supply Co., our wholly-owned subsidiary, holds a 50.0% membership interest in Feeders’ Advantage. MWI Veterinary Supply Co. charged Feeders’ Advantage for certain operating and administrative services in the amounts of $149 and $153 for the three months ended December 31, 2006 and 2005, respectively.  Sales of products to Feeders’ Advantage were $9,559 and $9,353 for the three months ended December 31, 2006 and 2005, respectively.

NOTE 11 — CONTINGENCIES AND COMMITMENTS

From time to time, in the normal course of business, we may become a party to legal proceedings that may have an adverse effect on our financial position, results of operations and cash flows.  At December 31, 2006, we were not a party to any material pending legal proceedings and were not aware of any claims that could have a material adverse effect on our financial position, results of operations or cash flows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of MWI Veterinary Supply, Inc.
Meridian, Idaho

We have reviewed the accompanying condensed consolidated balance sheet of MWI Veterinary Supply, Inc. and subsidiaries (the “Company”) as of December 31, 2006, and the related condensed consolidated statements of income and of cash flows for the three-month periods ended December 31, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of MWI Veterinary Supply, Inc. and subsidiaries as of September 30, 2006, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated November 21, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP
Boise, Idaho
January 30, 2007

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

Common Stock Offerings

On August 3, 2005, we completed our initial public offering in which we sold an aggregate of 4,983,334 shares (including the exercise of the underwriters’ over-allotment option) of our common stock at a price to the public of $17 per share.  We received net proceeds of $77,159 after deducting the underwriting discounts and offering expenses.  We used the net proceeds to redeem all of our Series A preferred stock for approximately $39,789 and to repay approximately $37,370 of borrowings outstanding on the revolving credit facility under our former credit agreement.  In the fourth quarter of our fiscal year 2006, we issued 908,846 shares (including the shares issued upon the partial exercise of the underwriters’ over-allotment option) of our common stock at a price to the public of $32.25 per share.  We used the net proceeds of $27,341 received from this offering to pay down our borrowings on our former revolving credit facility.

Sales

We sell products that we source from our vendors to our customers through either a “buy/sell” transaction or an agency relationship with our vendors. In a “buy/sell” transaction, we purchase or take inventory of products from our vendors. When a customer places an order, we pick, pack and ship products, and then invoice the customer for the order. We record sales from “buy/sell” transactions, which account for the majority of our business, as revenue in conformity with accounting principles generally accepted in the United States. In an agency relationship, we generally do not purchase and take inventory of products from vendors. When we receive an order from a customer, we transmit the order to the vendor, who picks, packs and ships the order to our customer. In some cases, the vendor invoices and collects payment from the customer, while in other cases we invoice and collect payment from the customer on behalf of the vendor. We receive a commission payment for soliciting the order from the customer and for providing other customer service activities. The aggregate revenue we receive in agency transactions constitutes the “commissions” line item on our statement of income and is recorded in conformity with accounting principles generally accepted in the United States. The vendor determines the method we use to sell the products. Historically, vendors have occasionally switched between the “buy/sell” and agency models for particular products in response to market conditions related to that particular product. A switch between models can impact our revenues, gross margin, gross margin percentage and operating income.

Vendor Rebates

We typically renegotiate vendor contracts annually.  These vendor contracts may include terms defining rebates, commissions and exclusivity requirements. Vendor rebates based on sales are classified in our accompanying consolidated statements of income as a reduction to cost of product sales at the time the sales performance measures are achieved.  Purchase rebates are measured against inventory purchases from the vendors and are a reduction of inventory until the product is sold.  When the inventory is sold, purchase rebates are recognized as a reduction to cost of product sales.  Many of our vendors’ rebate programs are based on a calendar year.  Historically, the three months ended December 31 has been our most significant quarter for recognition of rebates.  During the calendar year 2006, certain of our vendors modified their rebate programs with us.  These rebate program modifications changed the revenue growth targets from annual-weighted calendar year targets to either quarterly or trimester growth targets.  These modifications resulted in rebates previously expected to be earned and recognized in our first 2007 fiscal quarter ended December 31, 2006, to be recognized in our fiscal year 2006.

Northland Veterinary Supply, Ltd. Acquisition

On May 8, 2006, we acquired substantially all of the assets of Northland Veterinary Supply, Ltd. (“Northland”) for approximately $4,546, consisting of $3,551 in cash (including direct acquisition costs of approximately $116) and 28,744 shares of unregistered restricted common stock valued at the time of issuance at approximately $995.  Based in Clear Lake, Wisconsin, Northland is a distributor of animal health products to veterinary practices and producers across the Midwestern portion of the United States.

For more information on our business, see our Annual Report on Form 10-K filed with the SEC on November 22, 2006.

Results of Operations

The following table summarizes our results of operations for the three months ended December 31, 2006 and 2005, in dollars and as a percentage of total revenues.

	Three Months Ended December 31,
	2006	%	2005	%
Revenues:
Product sales	$149,787	93.0%	$127,048	92.2%
Product sales to related party	9,559	5.9%	9,355	6.8%
Commissions	1,699	1.1%	1,413	1.0%
Total revenues	161,045	100%	137,816	100.0%

Cost of product sales	135,296	84.0%	115,064	83.5%
Gross profit	25,749	16.0%	22,752	16.5%

Selling, general and administrative expenses	17,694	11.0%	14,553	10.6%
Depreciation and amortization	569	0.4%	442.3%
Operating income	7,486	4.7%	7,757	5.6%

Other income (expense):
Interest expense	(269)	-0.2%	(555)	-0.4%
Earnings of equity method investees	45	—%	45	—%
Other	90	0.1%	90	0.1%
Total other expense, net	(134)	-0.1%	(420)	-0.3%

Income before taxes	7,352	4.6%	7,337	5.3%
Income tax expense	(2,748)	-1.7%	(2,898)	-2.1%
Net income	$4,604	2.9%	$4,439	3.2%

Earnings per common share:
Basic	$0.40		$0.42
Diluted	$0.39		$0.41

Shares used in earnings per share calculation (in thousands):
Basic	11,559		10,578
Diluted	11,860		10,864

Other Data:
Product sales from Internet as a percentage of sales	23%		23%
Field sales representatives (at end of period)	155		132
Telesales representatives (at end of period)	110		95
Fill rate (1)	98%		98%

(1)          Defined as, for any period, the dollar value of orders shipped the same day they were placed from any distribution center expressed as a percentage of the total dollar value of the orders placed by customers in the period.

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005

Total Revenues.  Total revenues increased 16.9% to $161,045 for the three months ended December 31, 2006 from $137,816 for the three months ended December 31, 2005.  This increase was attributable to an increase in product sales volumes of a wide variety of products to both new and existing customers.  Revenues attributable to new customers represented approximately 84% of the growth in total revenues during the three months ended December 31, 2006. Included in the new customer growth were approximately $2,700 of revenues attributable to new customers acquired as a result of the acquisition of Northland that was completed on May 8, 2006. Revenues attributable to existing customers represented approximately 16% of the growth in total revenues during the three months ended December 31, 2006.  For the purpose of calculating growth rates of new and existing customer revenue, we have defined a new customer as a customer that did not purchase product from us in the corresponding fiscal quarter of the prior year, with the remaining customer base being considered an existing customer.  Also contributing to revenue growth was the increase in commissions on our agency sales of 20.2% to $1,699 for the three months ended December 31, 2006 from $1,413 for the same period of the prior fiscal year.

Gross Profit.  Gross profit increased by 13.2% to $25,749 for the three months ended December 31, 2006 from $22,752 for the three months ended December 31, 2005.  This increase in gross profit was a result of increased total revenues as discussed above as compared to the three months ended December 31, 2005.  Gross profit as a percentage of total revenues decreased approximately 0.5% to 16.0% for the three months ended December 31, 2006 from 16.5% for the same period in the prior year.  This decrease was due to decreased vendor rebates as a percentage of total revenues.  Vendor rebates have historically been highest during our first fiscal quarter ended December 31, since certain significant vendor rebate programs were designed to include annual targets to be achieved based on the calendar year.  Vendor modifications to rebate programs during the calendar year 2006 from annual-weighted calendar year growth targets to either quarterly or trimester growth targets resulted in a shift of rebate dollars that historically would have been earned in our first quarter of our fiscal year 2007 ended December 31, 2006 to be earned in our fiscal year 2006.  Included in vendor rebates for the fiscal year 2006 were approximately $2,500 ($1,500 after tax) due to this shift in the timing of rebates.  Actual rebate dollars increased $296 for the three months ended December 31, 2006 as compared to the same period of the prior fiscal year.

Selling, General and Administrative (“SG&A”).  SG&A increased 21.6% to $17,694 for the three months ended December 31, 2006 from $14,553 for the three months ended December 31, 2005.  This dollar increase was primarily due to increased compensation costs as a result of additional headcount of 134 team members, including 38 new field sales and telesales representatives.  Employee benefits and workers’ compensation costs increased as a result of the growth in headcount, as well as higher health insurance costs due to a growth in the volume and magnitude of individual claims.  Also contributing to the growth in SG&A were increased location costs due to new facilities and sales growth, and higher credit card fees as a result of customer usage.

Depreciation and Amortization.  Depreciation and amortization expense increased 28.3% to $571 for the three months ended December 31, 2006 from $445 for the three months ended December 31, 2005.  This increase was primarily a result of a distribution center equipment upgrade at our Denver, Colorado facility in December 2005, the equipment acquired in the Northland asset acquisition and expansion, and the new distribution center in Orlando, Florida that opened in June 2006.

Other Expenses.  Other expenses decreased 68.1% to $134 for the three months ended December 31, 2006 from $420 for the three months ended December 31, 2005. This decrease in other expenses was due to a reduction in interest expense of $286 as compared to the same period in the prior year, primarily as a result of the lower average loan balance on the facility.  We used the proceeds from the sale of common stock in our follow-on offering in the fourth quarter of our fiscal year 2006 to pay down the loan balance.

Income Tax Expense.  Our effective tax rate for the three months ended December 31, 2006 and 2005 was 37.4% and 39.5%, respectively.   The decrease in the effective rate in the three months ended December 31, 2006 as compared to the same period in the prior fiscal year was primarily a result of a decrease in our estimated state income tax rate due to the utilization of state tax credits.

Critical Accounting Policies

The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  The accompanying condensed consolidated financial statements are prepared using the same critical accounting policies discussed in our Annual Report on Form 10-K filed with the SEC on November 22, 2006.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flow generated from operations and borrowings on the revolving credit facility under the credit agreement. We use capital primarily to fund day-to-day operations and to maintain sufficient inventory levels in order to promptly fulfill customer orders and to expand our operations and sales growth.  We believe our capital resources will be sufficient to meet our anticipated cash needs for at least the next twelve months.

MWI Supply Co., (our wholly-owned subsidiary) has a line-of-credit under a revolving credit facility with two lenders.  The facility allows for borrowings in the aggregate of $70,000, with the right to increase the commitment of the lenders to $100,000.  The facility has a maturity date of December 1, 2011 and a variable interest rate equal to the Daily LIBOR Floating Rate or the LIBOR 1-month fixed rate (at our option) plus a margin ranging from 0.7% to 1.25%.  The lenders also receive an unused line fee and letter of credit fee equal to 0.125% of the unused amount of the facility. Our outstanding balance on the facility at December 31, 2006 was $1,880 and the interest rate on the facility was 5.99% as of this date.  The line-of-credit contains certain financial covenants as well as other restrictive covenants.

The facility allows for the issuance of up to $10,000 in letters of credit. The letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. We had twelve letters of credit totaling $880 at December 31, 2006 and eleven letters of credit totaling $780 at September 30, 2006. There were no outstanding borrowings on these letters of credit at either December 31, 2006 or September 30, 2006.

Operating Activities.  For the three months ended December 31, 2006, cash provided by operations was $9,598 and was primarily attributable to net income of $4,604, a decrease in receivables of $9,744 from the prior year-end and an increase in accounts payable of $6,844, the combined effects of which were partially offset by an increase in inventories of $13,546.  The increase in inventories is directly tied to inventory planning and the timing of manufacturer price increases.  The decrease in receivables is the result of collection of customer accounts that were offered extended payment terms. The increase in accounts payable was a result of timing of inventory purchases.

For the three months ended December 31, 2005, cash used in operations was $1,471 and was primarily attributable to a decrease in accounts payable of $5,078 and an increase in inventories of $3,171.  The decrease in accounts payable was primarily due to timing of inventory purchases and associated payments.

Investing Activities.  For the three months ended December 31, 2006, net cash used in investing activities was $947 and was primarily due to the purchase of property and equipment related to the relocation of our existing distribution center to a larger distribution center in Atlanta, Georgia.

For the three months ended December 31, 2005, net cash used in investing activities was $1,177 and was primarily due to capital expenditures related to relocating our existing distribution center to a new larger distribution center in Denver, Colorado.

Financing Activities.  For the three months ended December 31, 2006, net cash used in financing activities was $8,651, and was primarily attributable to payments on our former revolving credit facility.  Our new revolving credit facility is used to finance our working capital requirements and fluctuates based on timing of payables and collection of receivables.

For the three months ended December 31, 2005, net cash provided in financing activities was $2,647 and was primarily attributable to borrowings made on our former revolving credit facility.

Contractual Obligations and Guarantees

For information on our contractual obligations and guarantees, see our Annual Report on Form 10-K filed on November 22, 2006 with the SEC. During the three months ended December 31, 2006 we entered into the following leasing arrangements:

•                  In November 2006, we leased approximately 16,000 square feet of additional distribution center space located in Denver, Colorado with an incremental average annual lease of $72 per year and expiring in 2013.

•                  Also in November 2006, we renewed one lease agreement and entered into a second lease agreement for a combined 19,500 square foot distribution center located in Glendale, Arizona.  The lease expense averages $115 per year and the leases expire in 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks primarily from changes in interest rates in the United States. The Company does not engage in financial transactions for trading or speculative purposes.

The interest payable on the facility is based on variable interest rates and is therefore affected by changes in market interest rates. If the interest rate on the variable rate indebtedness rose 60 basis points (a 10.0% change from the interest rate as of December 31, 2006), assuming no change in the outstanding balance on the facility ($1,880 as of December 31, 2006), the annualized income before taxes and cash flows from operating activities would decline by approximately $11. If the interest rate on the variable rate indebtedness decreased 60 basis points (a 10.0% change from the interest rate as of December 31, 2006), assuming no change in the outstanding balance on the facility, the annualized income before taxes and cash flows from operating activities would increase by approximately $11.

Item 4.  Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of December 31, 2006.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer, are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

PART II.  OTHER INFORMATION

Cautionary Statement for Purposes of “Safe Harbor Provisions” of the Private Securities Litigation Reform Act of 1995

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend” and similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, our business strategy and means to implement our strategy, our objectives, the amount and timing of capital expenditures, the amount and timing of interest expense, the likelihood of our success in expanding our business, financing plans, budgets, working capital needs and sources of liquidity.

Forward-looking statements are only predictions and are not guarantees of our performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others assumptions regarding demand for our products, the expansion of product offerings geographically or through new applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results that differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

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

•                  the timing of the introduction of new products and services by our vendors; and

•                  competition.

Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC, we are under no obligation to publicly update or revise any forward-looking statements, whether as a result of any new information, future events or otherwise. You should not place undue reliance on our forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results or performance.

Item 1.  Legal Proceedings

We are not currently a party to any material pending legal proceedings and are not aware of any claims that could have a materially adverse effect on our financial position, results of operations or cash flows.

Item 1A.  Risk Factors.

There have been no material changes from our risk factors as previously reported in our Annual Report on Form 10-K for the year ended September 30, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

10.1	Agreement for Logistics Services effective as of December 1, 2006 by and between MWI Veterinary Supply Co. and Medical Management International, dba Banfield, The Pet Hospital †

10.2	Agreement for Product Purchases effective as of December 1, 2006 by and between MWI Veterinary Supply Co. and Medical Management International, dba Banfield, The Pet Hospital †

10.3	2007 – 2008 Merial Independent Sales Agent Agreement effective as of December 1, 2006 by and between Merial Limited and MWI Veterinary Supply Co.

10.4

Credit Agreement dated December 13, 2006 among MWI Veterinary Supply Co., as borrower, MWI Veterinary Supply, Inc. and Memorial Pet Care, Inc., as guarantors, and Bank of America, N.A. and Wells Fargo Bank, N.A., as lenders

15	Letter re: Unaudited Interim Financial Information

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Certain portions of the exhibit have been omitted pursuant to a confidential treatment request submitted to the SEC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MWI Veterinary Supply, Inc.
(Registrant)

Date: February 5, 2007	/s/ Mary Patricia B. Thompson
Mary Patricia B. Thompson
Senior Vice President of Finance and Administration, Chief Financial Officer