Form 10-Q
period 2007-03-31
MWI Veterinary Supply, Inc.
filed 2007-04-27
CIK 1323974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2007

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

The number of shares of the Registrant’s common stock, $0.01 par value, outstanding as of April 23, 2007 was 11,996,660.

MWI VETERINARY SUPPLY, INC.

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

MWI VETERINARY SUPPLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Dollars and shares in thousands, except per share data
(unaudited)

	Three months ended March 31,		Six months ended March 31,
	2007	2006	2007	2006
Revenues:
Product sales	$163,311	$133,255	$313,098	$260,303
Product sales to related party	8,867	8,001	18,426	17,356
Commissions	2,875	2,093	4,574	3,506
Total revenues	175,053	143,349	336,098	281,165

Cost of product sales	150,631	123,421	285,927	238,485
Gross profit	24,422	19,928	50,171	42,680

Selling, general and administrative expenses	17,806	15,099	35,500	29,652
Depreciation and amortization	602	473	1,171	915
Operating income	6,014	4,356	13,500	12,113

Other income (expense):
Interest expense	(160)	(578)	(429)	(1,133)
Earnings of equity method investees	42	37	87	82
Other	101	77	191	167
Total other expense, net	(17)	(464)	(151)	(884)

Income before taxes	5,997	3,892	13,349	11,229
Income tax expense	(2,309)	(1,537)	(5,057)	(4,435)
Net income	$3,688	$2,355	$8,292	$6,794

Earnings per share:
Basic	$0.32	$0.22	$0.72	$0.64
Diluted	$0.31	$0.22	$0.70	$0.62

Weighted average common shares outstanding:
Basic	11,566	10,586	11,562	10,582
Diluted	11,863	10,884	11,862	10,873

See Notes to Condensed Consolidated Financial Statements

MWI VETERINARY SUPPLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars and shares in thousands, except per share data
(unaudited)

	March 31,	September 30,
	2007	2006
Assets

Current Assets:
Cash	$37	$37
Receivables, net	104,227	99,518
Inventories	80,557	85,083
Prepaid expenses and other current assets	2,039	2,651
Deferred income taxes	819	502
Total current assets	187,679	187,791

Property and equipment, net	7,685	7,053
Goodwill	31,562	31,562
Intangibles, net	2,238	2,381
Other assets, net	1,911	1,772
Total assets	$231,075	$230,559

Liabilities And Stockholders’ Equity

Current Liabilities:
Line-of-credit	$6,572	$10,559
Accounts payable	78,859	82,561
Accrued expenses	6,681	6,919
Current maturities of long-term debt	97	97
Total current liabilities	92,209	100,136

Deferred income taxes	453	505

Long-term debt	195	292

Commitments and contingencies

Stockholders’ Equity
Common stock $0.01 par value, 40,000 authorized; 11,569 and 11,549 shares issued and outstanding, respectively	116	115
Additional paid in capital	107,782	107,483
Retained earnings	30,320	22,028
Total stockholders’ equity	138,218	129,626
Total liabilities and stockholders’ equity	$231,075	$230,559

See Notes to Condensed Consolidated Financial Statements

MWI VETERINARY SUPPLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
(unaudited)

	Six months ended March 31,
	2007	2006
Cash Flows From Operating Activities:
Net income	$8,292	$6,794
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,175	918
Amortization of debt issuance costs	42	70
Stock-based compensation expense	38	—
Deferred income taxes	(369)	(148)
Earnings of equity method investees	(87)	(82)
Loss (gain) on disposal of property and equipment	18	(62)
Tax benefit of common stock options	(89)	—
Other	(9)	(9)
Changes in operating assets and liabilities:
Receivables	(4,708)	(5,192)
Inventories	4,525	4,959
Prepaid expenses and other current assets	586	214
Accounts payable	(3,622)	(5,731)
Accrued expenses	(148)	272
Net cash provided by operating activities	5,644	2,003

Cash Flows From Investing Activities:
Purchases of property and equipment	(1,752)	(2,238)
Deposit for property and equipment acquisition	—	(1,414)
Sale of property and equipment	—	1,455
Other	54	6
Net cash used in investing activities	(1,698)	(2,191)

Cash Flows From Financing Activities:
Proceeds from stock options	173	271
Tax benefit of common stock options	89	53
Payment on long-term debt	(97)	(97)
Net payments on line-of-credit	(3,987)	(36)
Debt issuance costs	(124)	—
Net cash provided by/(used in) financing activities	(3,946)	191

Increase in Cash	—	3

Cash at Beginning of Period	37	31

Cash at End of Period	$37	$34

Supplemental Disclosures:
Cash paid for interest	$444	$1,013
Cash paid for income tax	$4,675	$3,992
Noncash Activities:
Equipment acquisitions financed with accounts payable	$52	$30

See Notes to Condensed Consolidated Financial Statements

MWI VETERINARY SUPPLY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollars in thousands, except per share data
(unaudited)

NOTE 1 — GENERAL

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the results of operations, financial position and cash flows of MWI Veterinary Supply, Inc. and its wholly-owned subsidiaries (collectively referred to as “we,” “us,” and “our” throughout this Form 10-Q).  All material intercompany balances have been eliminated.

In the opinion of our management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly, in all material respects, our results for the periods presented. These condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our 2006 Annual Report on Form 10-K filed with the SEC on November 22, 2006.  The results of operations for the three and six months ended March 31, 2007 are not necessarily indicative of results to be expected for the entire fiscal year.

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

Revenue Recognition

We sell products we source from vendors to our customers through either a “buy/sell” transaction or an agency relationship with our vendors. In a “buy/sell” transaction, we purchase or take inventory of products from the vendor. When a customer places an order with us, we pick, pack and ship products, and then invoice the customer for the order. We recognize revenue from “buy/sell” transactions as product sales when the product is delivered to the customer. We accept product returns from our customers. We estimate returns based on historical experience and recognize these estimated returns as a reduction of product sales. Product returns have not been significant to our financial statements. In an agency relationship, we generally do not purchase and take inventory of products from vendors. We receive an order from a customer, then transmit the order to the vendor, who picks, packs and ships the order to the customer. In some cases, the vendor invoices and collects payment from the customer, while in other cases we invoice and collect payment from the customer on behalf of the vendor. We receive a commission payment for soliciting the order from the customer and for providing other customer service activities. Commissions are recognized when the services upon which the commissions are based are completed. Gross billings from agency contracts were $59,105 and $45,350 for the three months ended March 31, 2007 and 2006, respectively, and generated commission revenue of $2,875 and $2,093, respectively. Gross billings from agency contracts were $89,588 and $72,220 for the six months ended March 31, 2007 and 2006, respectively, and generated commission revenue of $4,574 and $3,506, respectively.

Cost of Product Sales and Vendor Rebates

Cost of product sales consist of our inventory product cost, including shipping costs to and from our distribution centers. Vendor rebates are recorded based on the terms of the contracts or programs with each vendor. We receive quarterly, trimester, semi-annual and annual performance-based rebates from third-party vendors based upon attainment of certain sales and/or purchase goals. Sales rebates are classified in the accompanying consolidated statements of income as a reduction to cost of product sales at the time the sales performance measures are achieved. Purchase rebates are measured against inventory purchases from the vendors and are classified as a reduction of inventory until the product is sold. When the inventory is sold and purchase measures are achieved, purchase rebates are recognized as a reduction to cost of product sales.

Reclassifications

Certain reclassifications, none of which affected results of operations, have been made to the accompanying condensed consolidated financial statements for prior periods to conform to current year presentation.

NOTE 2 — EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2005, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 replaces FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and replaces Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after March 15, 2005 and was effective for us the fiscal year beginning October 1, 2006. The adoption of SFAS 154 did not have a material effect on our consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value. The provisions of SFAS 159 are effective for our fiscal year beginning October 1, 2008. We are currently evaluating the expected impact, if any, that SFAS 159 will have on our consolidated financial statements.

NOTE 3 — RECEIVABLES

	March 31,	September 30,
	2007	2006
Trade	$96,388	$90,454
Vendor rebates and programs	8,914	9,818
Related party	8	400
	105,310	100,672
Allowance for doubtful accounts	(1,083)	(1,154)
	$104,227	$99,518

Product sales resulting from transactions with a single customer were 9% of total product sales during the three and six months ended March 31, 2007, and 9% during the three and six months ended March 31, 2006. Approximately 9% and 10% of our trade receivables resulted from transactions with this single customer as of March 31, 2007 and September 30, 2006, respectively.

Product sales resulting from transactions with Feeders’ Advantage LLC (“Feeders Advantage”), a related party, were 5% of total product sales during the three months ended March 31, 2007, 6% during the six months ended March 31, 2007 and 6% during the three and six months ended March 31, 2006.

NOTE 4 — PROPERTY AND EQUIPMENT

	March 31,	September 30,
	2007	2006
Land	$20	$20
Buildings and leasehold improvements	2,107	1,779
Machinery, furniture and equipment	10,079	9,138
Computer equipment	2,987	2,899
Construction in progress	630	377
	15,823	14,213
Accumulated depreciation and amortization	(8,138)	(7,160)
	$7,685	$7,053

Depreciation expense for the three months ended March 31, 2007 and 2006 was $528 and $429, respectively, and $1,022 and $826 for the six months ended March 31, 2007 and 2006, respectively.

During the three-months ended March 31, 2006 the Company relocated from its existing, owned distribution center to a new larger leased facility located in Denver, Colorado and sold the owned distribution center. The sale of the distribution center closed in February 2006, resulting in a gain of approximately $62 that is recorded in selling, general and administrative expenses in the condensed consolidated statement of income.

NOTE 5 — INTANGIBLES

		March 31,	September 30,
	Useful Life	2007	2006
Amortizing:
Customer lists	9-10 years	$2,410	$2,410
Covenants not to compete	5 years	256	256
Other	5 years	36	36
		2,702	2,702
Accumulated amortization		(526)	(373)
		2,176	2,329
Non-Amortizing:
Trade names		62	52
		$2,238	$2,381

Amortization expense was $76 and $47 for the three months ended March 31, 2007 and 2006, respectively, and $153 and $94 for the six months ended March 31, 2007 and 2006, respectively . Estimated future annual amortization expense related to intangible assets as of March 31, 2007 follows:

Amount
Remainder of 2007	$156
2008	309
2009	309
2010	286
2011	269
Thereafter	847
$2,176

NOTE 6 — CREDIT FACILITY AND LONG-TERM DEBT

Line-of-Credit—On December 13, 2006, MWI Veterinary Supply Co., (our wholly-owned subsidiary) as borrower, entered into an unsecured credit agreement with us and Memorial Pet Care, Inc., as guarantors, and Bank of America, N.A. and Wells Fargo Bank, N.A., (collectively, the “lenders”) for the provision of a revolving credit facility (the “facility”).  The facility allows for borrowings in the aggregate of $70,000, with the right to request an increase in the commitment of the lenders to $100,000.  The facility has a maturity date of December 1, 2011 and a variable interest rate equal to the Daily LIBOR Floating Rate or the LIBOR 1-month fixed rate (at our option) plus a margin ranging from 0.7% to 1.25%.  The lenders also receive an unused line fee and letter of credit fee equal to 0.125% of the unused amount of the facility. Our outstanding balance on the facility at March 31, 2007 was $6,572 and the interest rate for the facility was 6.2% as of that date.  This facility replaced the five-year Credit Agreement dated June 18, 2002 between MWI Veterinary Supply Co. and Bank of America, N.A., which had an outstanding balance at September 30, 2006 of $10,559.

The line-of-credit contains certain financial covenants as well as other restrictive covenants. The facility allows for the issuance of up to $10,000 in letters of credit. The letters of credit typically act as a guarantee of payment to certain third-parties in accordance with specified terms and conditions. We had thirteen letters of credit totaling $980 at March 31, 2007 and eleven letters of credit totaling $780 at September 30, 2006. There were no outstanding borrowings on these letters of credit at either March 31, 2007 or September 30, 2006.

Long-Term Debt—In January 2005, we issued a promissory note in the aggregate principal amount of $487 in partial consideration for the purchase of substantially all the assets of Vetpo Distributors, Inc. The note bears interest at the prime rate (8.25% at March 31, 2007), payable quarterly. The principal of the note is payable in five equal annual installments, the first of which was due on January 1, 2006.  The balance on this promissory note was $292 at March 31, 2007 and $389 at September 30, 2006.

NOTE 7 — STOCK OPTIONS

We have two stock-based award plans, the 2002 Stock Plan and the Amended and Restated 2005 Stock-Based Incentive Compensation Plan (the “2005 Plan”).  The 2005 Plan allows our Board of Directors to grant common stock options, restricted stock, deferred units and other stock-based awards to directors, executives and other key employees.  These plans have been developed to provide additional incentives by allowing equity ownership in our company and, as a result, encouraging participants to contribute to our success.  At March 31, 2007, 528,305 options to purchase common stock were outstanding (359,081 options vested and exercisable) with a weighted average exercise price of $3.06 and expiring through September 2015.  During the three months ended March 31, 2007, we granted 1,000 shares of restricted stock, which vest annually over 5 years.  At March 31, 2007, 1,650,560 shares were available to be issued under our stock-based award plans.

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

We adopted SFAS 123-R using the modified prospective method. Under this transition method, compensation expense includes the expense for all share-based awards granted prior to, but not yet vested as of October 1, 2005, excluding those options initially valued using the minimum value method.  At October 1, 2005, all of our options to purchase common stock were either vested and exercisable or were initially valued using the minimum value method.  Therefore no compensation expense was recognized for these stock-based awards in our fiscal year ended September 30, 2006.  We granted no common stock options during the three and six months ended March 31, 2007.  During the three and six months ended March 31, 2007, we recognized $22 and $42 of compensation expense related to restricted stock grants, respectively.  During the three and six months ended March 31, 2006, we recognized $1 of compensation expense related to restricted stock grants.

NOTE 8 — INCOME TAXES

Our effective tax rate for the three months ended March 31, 2007 and 2006 was 38.5% and 39.5%, respectively.  Our effective tax rate for the six months ended March 31, 2007 and 2006 was 37.9% and 39.5%, respectively.  The decrease in the effective rate for the three and six months ended March 31, 2007 as compared to the same period in the prior fiscal year was primarily a result of a decrease in our estimated state income tax rate due to the utilization of state tax credits.

NOTE 9 — COMPUTATION OF EARNINGS PER SHARE (In thousands, except per share data)

	Three months ended March 31,
	2007		2006
	Basic	Diluted	Basic	Diluted
Net income	$3,688	$3,688	$2,355	$2,355
Weighted average common shares outstanding	11,566	11,566	10,586	10,586
Effect of diluted securities
Stock options and restricted stock		297		298
Weighted average shares outstanding	11,863	10,884
Earnings per share	$0.32	$0.31	$0.22	$0.22
Anti-dilutive shares excluded from calculation		—		2

	Six months ended March 31,
	2007		2006
	Basic	Diluted	Basic	Diluted
Net income	$8,292	$8,292	$6,794	$6,794
Weighted average common shares outstanding	11,562	11,562	10,582	10,582
Effect of diluted securities
Stock options and restricted stock		300		291
Weighted average shares outstanding		11,862		10,873
Earnings per share	$0.72	$0.70	$0.64	$0.62
Anti-dilutive shares excluded from calculation		—		2

NOTE 10 — RELATED PARTIES

MWI Veterinary Supply Co., our wholly-owned subsidiary, holds a 50.0% membership interest in Feeders’ Advantage. MWI Veterinary Supply Co. charged Feeders’ Advantage for certain operating and administrative services in the amounts of $137 and $126 for the three months ended March 31, 2007 and 2006, respectively, and $286 and $278 for the six months ended March 31, 2007 and 2006, respectively.  Sales of products to Feeders’ Advantage were $8,865 and $8,001 for the three months ended March 31, 2007 and 2006, respectively, and $18,424 and $17,355 for the six months ended March 31, 2007 and 2006, respectively.

MWI Veterinary Supply Co. provides Feeders’ Advantage with a line-of-credit to finance its day-to-day operations. This line-of-credit bears interest at the prime rate. The interest due on the line-of-credit is calculated and charged to Feeders’ Advantage on the last day of each month. Conversely, to the extent MWI Veterinary Supply Co. has a payable balance due to Feeders’ Advantage, the payable balance accrues interest in favor of Feeders’ Advantage at the average federal funds rates in effect for that month. As of March 31, 2007, MWI Veterinary Supply Co. had a payable balance with Feeders’ Advantage of $359.  As of September 30, 2006, MWI Veterinary Supply Co. had a receivable balance with Feeder’s Advantage of $397.

NOTE 11 — CONTINGENCIES AND COMMITMENTS

From time to time, in the normal course of business, we may become a party to legal proceedings that may have an adverse effect on our financial position, results of operations and cash flows.  At March 31, 2007, we were not a party to any material pending legal proceedings and were not aware of any claims that could have a material adverse effect on our financial position, results of operations or cash flow.

NOTE 12 — SUBSEQUENT EVENT

On April 17, 2007, the Company announced the pricing of the previously announced offering of common stock. On April 20, 2007, the Company issued 348,974 shares of common stock and certain selling stockholders sold 2,326,493 shares of common stock which were subsequently sold to the public for $35.00 per share. The Company received estimated net proceeds of $11,142 after deducting the underwriting discounts and offering expenses. The Company did not receive any of the proceeds from the shares of common stock sold by the selling stockholders. The Company used the net proceeds from the transaction to repay borrowings on its revolving credit facility under our credit agreement and for general corporate purposes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MWI Veterinary Supply, Inc.
Meridian, Idaho

We have reviewed the accompanying condensed consolidated balance sheet of MWI Veterinary Supply, Inc. and subsidiaries (the “Company”) as of March 31, 2007, and the related condensed consolidated statements of income for the three-month and six-month periods ended March 31, 2007 and 2006, and of cash flows for the six-month periods ended March 31, 2007 and 2006. These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of MWI Veterinary Supply, Inc. and subsidiaries as of September 30, 2006, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated November 21, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP
Boise, Idaho
April 24, 2007

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

All dollar amounts are presented in thousands, except for per share amounts.

Overview

We are a leading distributor of animal health products to veterinarians across the United States.  We distribute more than 11,000 products sourced from over 400 vendors to approximately 15,000 veterinary practices nationwide from twelve strategically located distribution centers.  Products we sell include pharmaceuticals, vaccines, parasiticides, diagnostics, capital equipment, supplies, veterinary pet food and nutritional products.  We market these products to veterinarians in both the companion animal and production animal markets. Historically, approximately two-thirds of our total revenues have been generated from sales to the companion animal market and one-third from sales to the production animal market.  The increasing maturity of the production animal market results in lower margins on product sales relative to the companion animal market.  While the average order size for companion animal health products is often smaller than production animal health products, companion animal health products typically have higher margins.

Common Stock Offerings

On August 3, 2005, we completed our initial public offering in which we sold an aggregate of 4,983,334 shares (including the exercise of the underwriters’ over-allotment option) of our common stock at a price to the public of $17 per share.  We received net proceeds of $77,159 after deducting the underwriting discounts and offering expenses.  We used the net proceeds to redeem all of our Series A preferred stock for approximately $39,789 and to repay approximately $37,370 of borrowings outstanding on the revolving credit facility under our former credit agreement.  In the fourth quarter of our fiscal year 2006, we issued 908,846 shares (including the shares issued upon the partial exercise of the underwriters’ over-allotment option) of our common stock at a price to the public of $32.25 per share.  We used the net proceeds of $27,341 received from this offering to pay down our borrowings on our former revolving credit facility.  On April 20, 2007, we issued 348,974 shares of our common stock at a price to the public of $35.00 per share.  We used the net proceeds received from this offering to pay down our borrowings on our revolving credit facility and for general business purposes.

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

Results of Operations

The following table summarizes our results of operations for the three and six months ended March 31, 2007 and 2006, in dollars and as a percentage of total revenues.

	Three Months Ended March 31,				Six Months Ended March 31,
	2007	%	2006	%	2007	%	2006	%
Revenues:
Product sales	$163,311	93.3%	$133,255	93.0%	$313,098	93.2%	$260,303	92.6%
Product sales to related party	8,867	5.1%	8,001	5.5%	18,426	5.5%	17,356	6.2%
Commissions	2,875	1.6%	2,093	1.5%	4,574	1.3%	3,506	1.2%
Total revenues	175,053	100.0%	143,349	100.0%	336,098	100.0%	281,165	100.0%

Cost of product sales	150,631	86.0%	123,421	86.1%	285,927	85.1%	238,485	84.8%
Gross profit	24,422	14.0%	19,928	13.9%	50,171	14.9%	42,680	15.2%

Selling, general and administrative expenses	17,806	10.2%	15,099	10.5%	35,500	10.6%	29,652	10.5%
Depreciation and amortization	602	0.3%	473	0.3%	1,171	0.3%	915	0.3%
Operating income	6,014	3.5%	4,356	3.1%	13,500	4.0%	12,113	4.4%

Other income (expense):
Interest expense	(160)	-0.1%	(578)	-0.4%	(429)	-0.1%	(1,133)	-0.4%
Earnings of equity method investees	42	0.0%	37	0.0%	87	0.0%	82	0.0%
Other	101	0.0%	77	0.0%	191	0.1%	167	0.0%
Total other expense, net	(17)	-0.1%	(464)	-0.4%	(151)	0.0%	(884)	-0.4%

Income before taxes	5,997	3.4%	3,892	2.7%	13,349	4.0%	11,229	4.0%
Income tax expense	(2,309)	-1.3%	(1,537)	-1.1%	(5,057)	-1.5%	(4,435)	-1.6%
Net income	$3,688	2.1%	$2,355	1.6%	$8,292	2.5%	$6,794	2.4%

Earnings per share:
Basic	$0.32		$0.22		$0.72		$0.64
Diluted	$0.31		$0.22		$0.70		$0.62

Weighted average common shares outstanding (in thousands):
Basic	11,566		10,586		11,562		10,582
Diluted	11,863		10,884		11,862		10,873

Other Data:
Product sales from Internet as a percentage of sales	23%		23%		23%		23%
Field sales representatives (at end of period)	159		142		159		142
Telesales representatives (at end of period)	110		95		110		95
Fill rate(1)	98%		97%		98%		98%

(1)             Defined as, for any period, the dollar value of orders shipped the same day they were placed from any distribution center expressed as a percentage of the total dollar value of the orders placed by customers in the period.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Total Revenues.  Total revenues increased 22.1% to $175,053 for the three months ended March 31, 2007 from $143,349 for the three months ended March 31, 2006.  This increase was attributable to an increase in product sales volumes of a wide variety of products to both new and existing customers.  Revenues attributable to new customers represented approximately 60% of the growth in total revenues during the three months ended March 31, 2007. Included in the new customer growth were approximately $3,950 of revenues attributable to new customers acquired as a result of the acquisition of Northland that was completed on May 8, 2006. Revenues attributable to existing customers represented approximately 40% of the growth in total revenues during the three months ended March 31, 2007.  For the purpose of calculating growth rates of new and existing customer revenue, we have defined a new customer as a customer that did not purchase product from us in the corresponding fiscal quarter of the prior year, with the remaining customer base being considered an existing customer.  Also contributing to revenue growth was the increase in commissions on our agency sales of 37.4% to $2,875 for the three months ended March 31, 2007 from $2,093 for the same period of the prior fiscal year.

Gross Profit.  Gross profit increased by 22.6% to $24,422 for the three months ended March 31, 2007 from $19,928 for the three months ended March 31, 2006.  This increase in gross profit was a result of increased total revenues as discussed above as compared to the three months ended March 31, 2006.  Gross profit as a percentage of total revenues increased 0.1% to 14.0% for the three months ended March 31, 2007 compared to 13.9% for the same period in the prior year.  Actual rebate dollars increased approximately $76 for the three months ended March 31, 2007 as compared to the same period in the prior fiscal year, due to higher sales growth with a key vendor offset by lower sales growth with another key vendor.

Selling, General and Administrative (“SG&A”).  SG&A increased 17.9% to $17,806 for the three months ended March 31, 2007 from $15,099 for the three months ended March 31, 2006.  This dollar increase was primarily due to increased compensation costs as a result of additional headcount of 124 team members, including 30 new field sales and telesales representatives.  Employee benefits and workers’ compensation costs increased as a result of the growth in headcount, as well as higher health insurance costs due to growth in the volume and magnitude of individual claims.  Also contributing to the growth in SG&A were increased occupancy and location costs due to the expansion of a number of distribution centers and sales growth, and higher credit card fees as a result of customer usage.

Depreciation and Amortization.  Depreciation and amortization expense increased 27.3% to $602 for the three months ended March 31, 2007 from $473 for the three months ended March 31, 2006.  This increase was primarily a result of the new distribution center in Orlando, Florida that opened in June 2006 as well as the relocation and expansion of the distribution center in Atlanta, Georgia in January 2007 and the expansion of the distribution centers in Clear Lake, Wisconsin; Denver, Colorado and Glendale, Arizona.

Other Expenses.  Other expenses decreased 96.3% to $17 for the three months ended March 31, 2007 from $464 for the three months ended March 31, 2006. This decrease in other expenses was due to a reduction in interest expense of $418 as compared to the same period in the prior year, primarily as a result of the lower average loan balance on the facility.  We used the proceeds from the sale of common stock in our follow-on offering in the fourth quarter of our fiscal year 2006 to pay down the loan balance.

Income Tax Expense.  Our effective tax rate for the three months ended March 31, 2007 and 2006 was 38.5% and 39.5%, respectively.   The decrease in the effective rate in the three months ended March 31, 2007 as compared to the same period in the prior fiscal year was primarily a result of a decrease in our estimated state income tax rate due to the utilization of state tax credits.

Six Months Ended March 31, 2007 Compared to Six Months Ended March 31, 2006

Total Revenues.  Total revenues increased 19.5% to $336,098 for the six months ended March 31, 2007 from $281,165 for the six months ended March 31, 2006.  This increase was attributable to an increase in product sales volumes of a wide variety of products to both new and existing customers.  Revenues attributable to new customers represented approximately 70% of the growth in total revenues during the six months ended March 31, 2007. Included in the new customer growth were approximately $6,650 of revenues attributable to new customers acquired as a result of the acquisition of Northland that was completed on May 8, 2006. Revenues attributable to existing customers represented approximately 30% of the growth in total revenues during the six months ended March 31, 2007.  For the purpose of calculating growth rates of new and existing customer revenue, we have defined a new customer as a customer that did not purchase product from us in the corresponding six months of the prior year, with the remaining customer base being considered an existing customer.  Also contributing to revenue growth was the increase in commissions on our agency sales of 30.5% to $4,574 for the six months ended March 31, 2007 from $3,506 for the same period of the prior fiscal year.

Gross Profit.  Gross profit increased by 17.6% to $50,171 for the six months ended March 31, 2007 from $42,680 for the six months ended March 31, 2006.  This increase in gross profit was a result of increased total revenues as discussed above as compared to the six months ended March 31, 2006.  Gross profit as a percentage of total revenues decreased approximately 0.3% to 14.9% for the six months ended March 31, 2007 from 15.2% for the same period in the prior year.  This decrease was due to decreased vendor rebates as a percentage of total revenues.  Vendor rebates have historically been highest during our first fiscal quarter ended December 31, since certain significant vendor rebate programs were designed to include annual targets to be achieved based on the calendar year.  Vendor modifications to rebate programs during the calendar year 2006 from annual-weighted calendar year growth targets to either quarterly or trimester growth targets resulted in a shift of rebate dollars that historically would have been earned in our first quarter of our fiscal year 2007 ended December 31, 2006 to be earned in our fiscal year 2006.  Included in vendor rebates for the fiscal year 2006 were approximately $2,500 ($1,500 after tax) due to this shift in the timing of rebates.  Actual rebate dollars increased $372 for the six months ended March 31, 2007 as compared to the same period of the prior fiscal year.

Selling, General and Administrative (“SG&A”).  SG&A increased 19.7% to $35,500 for the six months ended March 31, 2007 from $29,652 for the six months ended March 31, 2006.  This dollar increase was primarily due to increased compensation costs as a result of additional headcount of 124 team members, including 30 new field sales and telesales representatives.  Employee benefits and workers’ compensation costs increased as a result of the growth in headcount, as well as higher health insurance costs due to a growth in the volume and magnitude of individual claims.  Also contributing to the growth in SG&A were increased location costs due to to the expansion of a number of distribution centers and sales growth, and higher credit card fees as a result of customer usage.

Depreciation and Amortization.  Depreciation and amortization expense increased 28.0% to $1,171 for the six months ended March 31, 2007 from $915 for the six months ended March 31, 2006.  This increase was primarily a result of the new distribution center in Orlando, Florida that opened in June 2006 as well as the relocation and expansion of the distribution center in Atlanta, Georgia in January 2007 and the expansion of the distribution centers in Clear Lake, Wisconsin; Denver, Colorado and Glendale, Arizona.

Other Expenses.  Other expenses decreased 82.9% to $151 for the six months ended March 31, 2007 from $884 for the six months ended March 31, 2006. This decrease in other expenses was due to a reduction in interest expense of $704 as compared to the same period in the prior year, primarily as a result of the lower average loan balance on the facility.  We used the proceeds from the sale of common stock in our follow-on offering in the fourth quarter of our fiscal year 2006 to pay down the loan balance.

Income Tax Expense.  Our effective tax rate for the six months ended March 31, 2007 and 2006 was 37.9% and 39.5%, respectively.   The decrease in the effective rate in the six months ended March 31, 2007 as compared to the same period in the prior fiscal year was primarily a result of a decrease in our estimated state income tax rate due to the utilization of state tax credits.

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

MWI Supply Co., (our wholly-owned subsidiary) has a line-of-credit under a revolving credit facility with two lenders.  The facility allows for borrowings in the aggregate of $70,000, with the right to request an increase in the commitment of the lenders to $100,000.  The facility has a maturity date of December 1, 2011 and a variable interest rate equal to the Daily LIBOR Floating Rate or the LIBOR 1-month fixed rate (at our option) plus a margin ranging from 0.7% to 1.25%.  The lenders also receive an unused line fee and letter of credit fee equal to 0.125% of the unused amount of the facility. Our outstanding balance on the facility at March 31, 2007 was $6,572 and the interest rate on the facility was 6.2% as of this date.  The line-of-credit contains certain financial covenants as well as other restrictive covenants.

The facility allows for the issuance of up to $10,000 in letters of credit. The letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. We had thirteen letters of credit totaling $980 at March 31, 2007 and eleven letters of credit totaling $780 at September 30, 2006. There were no outstanding borrowings on these letters of credit at either March 31, 2007 or September 30, 2006.

Operating Activities.  For the six months ended March 31, 2007, cash provided by operations was $5,644 and was primarily attributable to net income of $8,292 and a reduction in inventories of $4,525 due to the timing of inventory purchases in anticipation of price increases.  These changes were offset by an increase in receivables of $4,708 due to the nature of terms extended and timing of collections and by an decrease in accounts payable of $3,622.

For the six months ended March 31, 2006, cash provided by operations was $2,003, and was primarily attributable to net income of $6,794 and a reduction in inventories of $4,959 offset by an increase in receivables of $5,192 and a decrease in accounts payable of $5,731. The decrease in inventories from September 30, 2005 to March 31, 2006 were a result of higher inventory levels at September 30, 2005 due to seasonal purchases related to production animals and due to purchases of products in advance of price increases.

Investing Activities.  For the six months ended March 31, 2007, net cash used in investing activities was $1,698 and was primarily due to the purchase of property and equipment related to the relocation of our existing distribution center to a larger distribution center in Atlanta, Georgia and improvements to our distribution centers in Clear Lakes, Wisconsin, Nampa, Idaho and Denver, Colorado.  We also made improvements to our information technology infrastructure throughout the Company.

For the six months ended March 31, 2006, net cash used in investing activities was $2,191 and was primarily due to capital expenditures of $2,238 related to relocating the Company’s existing distribution center to a new larger distribution center in Denver, Colorado and due to the purchase of equipment for a new distribution center in Orlando, Florida.  During the three-months ended March 31, 2006 the Company completed its sale of a distribution center previously operated in Denver, Colorado for $1,455.

Financing Activities.  For the six months ended March 31, 2007, net cash used in financing activities was $3,946, and was primarily attributable to payments on our revolving credit facility.  Our revolving credit facility is used to finance our working capital requirements and fluctuates based on timing of payables and collection of receivables.

For the six months ended March 31, 2006, net cash provided by financing activities was $191, and was primarily attributable to proceeds from the exercise of stock options and the related tax benefits.

Contractual Obligations and Guarantees

For information on our contractual obligations and guarantees, see our Annual Report on Form 10-K filed on November 22, 2006 with the SEC. During the six months ended March 31, 2007 we entered into the following leasing arrangements:

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

•                  In March 2007, we leased approximately 5,500 square feet of additional distribution center space located in Nampa, Idaho with an incremental average annual lease of $28 per year and expiring in 2012.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks primarily from changes in interest rates in the United States. The Company does not engage in financial transactions for trading or speculative purposes.

The interest payable on the facility is based on variable interest rates and is therefore affected by changes in market interest rates. If the interest rate on the variable rate indebtedness increased 62 basis points (a 10.0% change from the interest rate as of March 31, 2007), assuming no change in the outstanding balance on the facility ($6,572 as of March 31, 2007), the annualized income before taxes and cash flows from operating activities would decline by approximately $41. If the interest rate on the variable rate indebtedness decreased 62 basis points (a 10.0% change from the interest rate as of March 31, 2007), assuming no change in the outstanding balance on the facility, the annualized income before taxes and cash flows from operating activities would increase by approximately $41.

Item 4.  Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of March 31, 2007.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Item 1A.  Risk Factors

There have been no material changes from our risk factors as previously reported in our Annual Report on Form 10-K for the year ended September 30, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on February 7, 2007, and transacted the following business:

1)              Election of Directors

Nominee	Votes For	Votes Withheld
Keith E. Alessi	10,965,151	46,415
Bruce C. Bruckmann	10,898,010	113,556
James F. Cleary, Jr.	10,901,110	110,456
John F. McNamara	10,729,545	282,021
A. Craig Olson	10,990,301	21,265
Robert N. Rebholtz, Jr.	10,665,454	346,112
William J. Robison	10,965,401	46,165

2)              Ratification of Appointment of Independent Registered Public Accountant

Votes For	Votes Against	Abstentions	Broker Non-Vote
10,965,850	44,659	1,057	0

3)              Approval of Amendment to the Company’s 2005 Stock-Based Incentive Compensation Plan to Permit Non-employee Directors to Participate and Receive Awards

Votes For	Votes Against	Abstentions	Broker Non-Vote
9,199,713	846,121	12,670	953,062

4)    Approval of the Amendment to the Company’s Amended and Restated Certificate of Incorporation to Increase the Number of Authorized Shares.

Votes For	Votes Against	Abstentions	Broker Non-Vote
10,126,136	881,900	3,530	0

Item 5.  Other Information

None.

Item 6.  Exhibits

10.1

MWI Veterinary Supply, Inc. Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated as of February 7, 2007, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on February 8, 2007

10.2

MWI Veterinary Supply, Inc. Amended and Restated 2005 Stock-Based Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 8, 2007

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

MWI Veterinary Supply, Inc.
(Registrant)

Date: April 26, 2007	/s/ Mary Patricia B. Thompson
Mary Patricia B. Thompson
Senior Vice President of Finance and Administration, Chief Financial Officer