Form 10-Q
period 2007-06-30
MWI Veterinary Supply, Inc.
filed 2007-08-01
CIK 1323974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2007

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

The number of shares of the Registrant’s common stock, $0.01 par value, outstanding as of July 30, 2007 was 12,015,178.

MWI VETERINARY SUPPLY, INC.

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

MWI VETERINARY SUPPLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Dollars and shares in thousands, except per share data
(unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2007	2006	2007	2006
Revenues:
Product sales	$173,548	$154,295	$486,646	$414,598
Product sales to related party	7,750	7,467	26,176	24,823
Commissions	2,555	2,190	7,129	5,696
Total revenues	183,853	163,952	519,951	445,117

Cost of product sales	158,391	141,041	444,318	379,526
Gross profit	25,462	22,911	75,633	65,591

Selling, general and administrative expenses	18,302	16,389	53,802	46,040
Depreciation and amortization	603	495	1,774	1,410
Operating income	6,557	6,027	20,057	18,141

Other income (expense):
Interest expense	(76)	(466)	(505)	(1,599)
Earnings of equity method investees	35	35	122	117
Other	243	84	434	250
Total other income (expense), net	202	(347)	51	(1,232)

Income before taxes	6,759	5,680	20,108	16,909
Income tax expense	(2,499)	(1,911)	(7,556)	(6,346)

Net income	$4,260	$3,769	$12,552	$10,563

Earnings per share:
Basic	$0.36	$0.36	$1.07	$1.00
Diluted	$0.35	$0.35	$1.05	$0.97

Weighted average common shares outstanding:
Basic	11,904	10,610	11,679	10,592
Diluted	12,168	10,916	11,967	10,888

See Notes to Condensed Consolidated Financial Statements

MWI VETERINARY SUPPLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars and shares in thousands, except per share data
(unaudited)

	June 30,	September 30,
	2007	2006
Assets

Current Assets:
Cash	$12,329	$37
Receivables, net	97,170	99,518
Inventories	85,444	85,083
Prepaid expenses and other current assets	1,924	2,651
Deferred income taxes	886	502
Total current assets	197,753	187,791

Property and equipment, net	7,799	7,053
Goodwill	31,904	31,562
Intangibles, net	6,067	2,381
Other assets, net	2,231	1,772
Total assets	$245,754	$230,559

Liabilities And Stockholders’ Equity

Current Liabilities:
Line-of-credit	$—	$10,559
Accounts payable	83,804	82,561
Accrued expenses	5,849	6,919
Current maturities of long-term debt	97	97
Total current liabilities	89,750	100,136

Deferred income taxes	432	505

Long-term debt	195	292

Commitments and contingencies

Stockholders’ Equity
Common stock $0.01 par value, 40,000 authorized; 12,015 and 11,549 shares issued and outstanding, respectively	120	115
Additional paid in capital	120,677	107,483
Retained earnings	34,580	22,028
Total stockholders’ equity	155,377	129,626
Total liabilities and stockholders’ equity	$245,754	$230,559

See Notes to Condensed Consolidated Financial Statements

MWI VETERINARY SUPPLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
(unaudited)

	Nine months ended June 30,
	2007	2006
Cash Flows From Operating Activities:
Net income	$12,552	$10,563
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,782	1,417
Amortization of debt issuance costs	52	105
Stock-based compensation expense	60	—
Deferred income taxes	(457)	(322)
Earnings of equity method investees	(122)	(117)
Loss (gain) on disposal of property and equipment	18	(61)
Tax benefit of common stock options	(1,104)	—
Other	(10)	(3)
Changes in operating assets and liabilities:
Receivables	2,711	(13,104)
Inventories	369	(9,727)
Prepaid expenses and other current assets	763	331
Accounts payable	942	11,232
Accrued expenses	(158)	690
Net cash provided by operating activities	17,398	1,004

Cash Flows From Investing Activities:
Business acquisitions	(4,610)	(3,549)
Purchases of property and equipment	(2,118)	(2,830)
Deposit for property and equipment acquisition	—	(1,429)
Sale of property and equipment	—	1,455
Other	(250)	2
Net cash used in investing activities	(6,978)	(6,351)

Cash Flows From Financing Activities:
Issuance of common stock, net of issuance costs	11,252	—
Proceeds from stock options	296	353
Tax benefit of common stock options	1,104	72
Payment on long-term debt	(97)	(133)
Net borrowings/(payments) on line-of-credit	(10,559)	5,077
Debt issuance costs	(124)	—
Net cash provided by financing activities	1,872	5,369

Increase in Cash	12,292	22

Cash at Beginning of Period	37	31

Cash at End of Period	$12,329	$53

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

In the opinion of our management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly, in all material respects, our results for the periods presented. These condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our 2006 Annual Report on Form 10-K filed with the SEC on November 22, 2006.  The results of operations for the three and nine months ended June 30, 2007 are not necessarily indicative of results to be expected for the entire fiscal year.

Our unaudited condensed consolidated balance sheet as of September 30, 2006 has been derived from the audited consolidated balance sheet as of that date.

Use of Estimates

The accompanying unaudited condensed consolidated financial statements have been prepared on the accrual basis of accounting using accounting principles generally accepted in the United States. In preparing financial information, we use certain estimates and assumptions that may affect the reported amounts and disclosures. Some of these estimates require difficult, subjective and complex judgments about matters that are inherently uncertain. As a result, actual results could differ from these estimates. Estimates are used when accounting for sales returns, allowance for doubtful accounts, customer incentives, vendor rebates, inventories, goodwill and intangible assets, income taxes, impairment of long-lived assets, depreciation and amortization, employee benefits, unearned income and contingencies. The estimates of fair value of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date and reported amounts of revenue and expenses for the periods are based on assumptions that we believe to be reasonable.

Revenue Recognition

We sell products we source from vendors to our customers through either a “buy/sell” transaction or an agency relationship with our vendors. In a “buy/sell” transaction, we purchase or take inventory of products from the vendor. When a customer places an order with us, we pick, pack and ship products, and then invoice the customer for the order. We recognize revenue from “buy/sell” transactions as product sales when the product is delivered to the customer. We accept product returns from our customers. We estimate returns based on historical experience and recognize these estimated returns as a reduction of product sales. Product returns have not been significant to our financial statements. In an agency relationship, we generally do not purchase and take inventory of products from vendors. We receive an order from a customer, then transmit the order to the vendor, who picks, packs and ships the order to the customer. In some cases, the vendor invoices and collects payment from the customer, while in other cases we invoice and collect payment from the customer on behalf of the vendor. We receive a commission payment for soliciting the order from the customer and for providing other customer service activities. Commissions are recognized when the services upon which the commissions are based are completed. Gross billings from agency contracts were $54,286 and $40,675 for the three months ended June 30, 2007 and 2006, respectively, and generated commission revenue of $2,555 and $2,190, respectively. Gross billings from agency contracts were $143,874 and $112,895 for the nine months ended June 30, 2007 and 2006, respectively, and generated commission revenue of $7,129 and $5,696, respectively.

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

NOTE 3 — BUSINESS ACQUISITION

In June 2007, we acquired substantially all of the assets of Securos, Inc. (“Securos”) and International Veterinary Distribution Network, Inc. (“IVDN”) for approximately $5,096, consisting of $4,610 in cash and 13,058 shares of restricted common stock valued at the time of the issuance at approximately $486.  Additional contingent consideration will be paid to Securos and IVDN shareholders if certain defined financial targets are achieved in each year through 2011 and is currently estimated to be approximately $1.1 million. These additional payments will increase the purchase price and goodwill at the time the financial targets are achieved.  Based in Charlton, MA, Securos is a provider of veterinary orthopedic products in the United States and select countries abroad.  Also based in Charlton, MA, IVDN sources private label products in the categories of veterinary surgical consumables and equipment and handheld instruments.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition.  These preliminary purchase price allocations are based on a combination of third-party valuations and internal analyses and may be adjusted during the allocation period as defined in SFAS No. 141, Business Combinations.

Receivables	$353
Inventories	731
Property and equipment	286
Intangibles	3,907
Goodwill	343
Other assets	60
Total assets acquired	5,680

Accounts payable	569
Other liabilities	15
Total liabilities assumed	584

Net assets acquired	$5,096

NOTE 4 — RECEIVABLES

	June 30,	September 30,
	2007	2006
Trade	$89,758	$90,454
Vendor rebates and programs	8,240	9,818
Interest	69	—
Related party	18	400
	98,085	100,672
Allowance for doubtful accounts	(915)	(1,154)
	$97,170	$99,518

Product sales resulting from transactions with a single customer were 10% of total product sales during both the three and nine months ended June 30, 2007 and 2006. Approximately 11% and 10% of our trade receivables resulted from transactions with this single customer as of June 30, 2007 and September 30, 2006, respectively.

Product sales resulting from transactions with Feeders’ Advantage LLC (“Feeders’ Advantage”), a related party, were 4% and 5% of total product sales during the three and nine months ended June 30, 2007, respectively.  Product sales resulting from transactions with Feeders’ Advantage were 5% and 6% of total product sales during the three and nine months ended June 30, 2006, respectively.

NOTE 5 — PROPERTY AND EQUIPMENT

	June 30,	September 30,
	2007	2006
Land	$20	$20
Buildings and leasehold improvements	2,161	1,779
Machinery, furniture and equipment	10,423	9,138
Computer equipment	3,035	2,899
Construction in progress	827	377
	16,466	14,213
Accumulated depreciation and amortization	(8,667)	(7,160)
	$7,799	$7,053

Depreciation expense for the three months ended June 30, 2007 and 2006 was $529 and $440, respectively, and $1,551 and $1,266 for the nine months ended June 30, 2007 and 2006, respectively.

During the fiscal year 2006, the Company relocated from its existing, owned distribution center to a new larger leased facility located in Denver, Colorado and sold the owned distribution center. The sale of the distribution center closed in February 2006, resulting in a gain of approximately $62 that is recorded in selling, general and administrative expenses in the condensed consolidated statement of income.

NOTE 6 — INTANGIBLES

	June 30,	September 30,
	2007	2006
Amortizing:
Customer lists	$4,145	$2,410
Covenants not to compete	356	256
Other	168	36
	4,669	2,702
Accumulated amortization	(604)	(373)
	4,065	2,329
Non-Amortizing:
Trade names and Patents	2,002	52
	$6,067	$2,381

Amortization expense was $78 and $57 for the three months ended June 30, 2007 and 2006, respectively, and $231 and $151 for the nine months ended June 30, 2007 and 2006, respectively.  Intangible assets are amortized over their expected useful life, which generally ranges from 5-20 years.  Estimated future annual amortization expense related to intangible assets as of June 30, 2007 follows:

Amount
Remainder of 2007	$109
2008	438
2009	438
2010	416
2011	398
Thereafter	2,266
$4,065

The above projection of amortization expense includes preliminary estimates of intangible assets and lives associated with the acquisition of Securos and IVDN.  These amounts may be adjusted during the allocation period as defined in SFAS No. 141, Business Combinations.

NOTE 7 — CREDIT FACILITY AND LONG-TERM DEBT

Line-of-Credit—On December 13, 2006, MWI Veterinary Supply Co., (our wholly-owned subsidiary) as borrower, entered into an unsecured credit agreement with us and Memorial Pet Care, Inc., as guarantors, and Bank of America, N.A. and Wells Fargo Bank, N.A., (collectively, the “lenders”) for the provision of a revolving credit facility (the “facility”).  The facility allows for borrowings in the aggregate of $70,000, with the right to request an increase in the commitment of the lenders to $100,000.  The facility has a maturity date of December 1, 2011 and a variable interest rate equal to the Daily LIBOR Floating Rate or the LIBOR 1-month fixed rate (at our option) plus a margin ranging from 0.7% to 1.25%.  The lenders also receive an unused line fee and letter of credit fee equal to 0.125% of the unused amount of the facility. Our outstanding balance on the facility at June 30, 2007 was zero and the interest rate for the facility was 6.2% as of that date.  This facility replaced the five-year Credit Agreement dated June 18, 2002 between MWI Veterinary Supply Co. and Bank of America, N.A., which had an outstanding balance at September 30, 2006 of $10,559.

The line-of-credit contains certain financial covenants as well as other restrictive covenants. The facility allows for the issuance of up to $10,000 in letters of credit. The letters of credit typically act as a guarantee of payment to certain third-parties in accordance with specified terms and conditions. We had eleven letters of credit totaling $780 at both June 30, 2007 and September 30, 2006. There were no outstanding borrowings on these letters of credit at either June 30, 2007 or September 30, 2006.

Long-Term Debt—In January 2005, we issued a promissory note in the aggregate principal amount of $487 in partial consideration for the purchase of substantially all the assets of Vetpo Distributors, Inc. The note bears interest at the prime rate (8.25% at June 30, 2007), payable quarterly. The principal of the note is payable in five equal annual installments, the first of which was due on January 1, 2006.  The balance on this promissory note was $292 at June 30, 2007 and $389 at September 30, 2006.

NOTE 8 — STOCK OPTIONS

We have two stock-based award plans, the 2002 Stock Option Plan and the Amended and Restated 2005 Stock-Based Incentive Compensation Plan (the “2005 Plan”).  The 2005 Plan allows our Board of Directors to grant common stock options, restricted stock, deferred units and other stock-based awards to directors, executives and other key employees.  These plans have been developed to provide additional incentives by allowing equity ownership in our company and, as a result, encouraging participants to contribute to our success.  At June 30, 2007, 444,113 options to purchase common stock were outstanding (274,889 options vested and exercisable) with a weighted average exercise price of $3.35 and expiring through September 2015.  During the three months ended June 30, 2007, we did not grant any shares of restricted stock under the 2005 Plan.  At June 30, 2007, 1,566,528 shares were available to be issued under our stock-based award plans.

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

We adopted SFAS 123-R using the modified prospective method. Under this transition method, compensation expense includes the expense for all share-based awards granted prior to, but not yet vested as of October 1, 2005, excluding those options initially valued using the minimum value method.  At October 1, 2005, all of our options to purchase common stock were either vested and exercisable or were initially valued using the minimum value method.  Therefore no compensation expense was recognized for these stock-based awards in our fiscal year ended September 30, 2006.  We granted no common stock options during the three and nine months ended June 30, 2007.  During the three and nine months ended June 30, 2007, we recognized $23 and $65 of compensation expense related to restricted stock grants, respectively.  During the three and nine months ended June 30, 2006, we recognized $6 and $7 of compensation expense related to restricted stock grants, respectively.

NOTE 9 — INCOME TAXES

Our effective tax rate for the three months ended June 30, 2007 and 2006 was 37.0% and 33.6%, respectively.  Our effective tax rate for the nine months ended June 30, 2007 and 2006 was 37.6% and 37.5%, respectively.  The change in the effective rate for the three and nine months ended June 30, 2007 as compared to the same period in the prior fiscal year was primarily a result of changes in our estimated state income tax rate partially due to the utilization of state tax credits.

NOTE 10 — COMPUTATION OF EARNINGS PER SHARE (In thousands, except per share data)

	Three months ended June 30,
	2007		2006
	Basic	Diluted	Basic	Diluted

Net income	$4,260	$4,260	$3,769	$3,769
Weighted average common shares outstanding	11,904	11,904	10,610	10,610
Effect of diluted securities Stock options and restricted stock		264		306
Weighted average shares outstanding		12,168		10,916
Earnings per share	$0.36	$0.35	$0.36	$0.35
Anti-dilutive shares excluded from calculation		—		1

	Nine months ended June 30,
	2007		2006
	Basic	Diluted	Basic	Diluted
Net income	$12,552	$12,552	$10,563	$10,563
Weighted average common shares outstanding	11,679	11,679	10,592	10,592
Effect of diluted securities Stock options and restricted stock		288		296
Weighted average shares outstanding		11,967		10,888
Earnings per share	$1.07	$1.05	$1.00	$0.97
Anti-dilutive shares excluded from calculation		—		1

NOTE 11 — RELATED PARTIES

MWI Veterinary Supply Co., our wholly-owned subsidiary, holds a 50.0% membership interest in Feeders’ Advantage. MWI Veterinary Supply Co. charged Feeders’ Advantage for certain operating and administrative services in the amounts of $116 and $120 for the three months ended June 30, 2007 and 2006, respectively, and $402 and $398 for the nine months ended June 30, 2007 and 2006, respectively.  Sales of products to Feeders’ Advantage were $7,746 and $7,467 for the three months ended June 30, 2007 and 2006, respectively, and $26,170 and $24,822 for the nine months ended June 30, 2007 and 2006, respectively.

MWI Veterinary Supply Co. provides Feeders’ Advantage with a line-of-credit to finance its day-to-day operations. This line-of-credit bears interest at the prime rate. The interest due on the line-of-credit is calculated and charged to Feeders’ Advantage on the last day of each month. Conversely, to the extent MWI Veterinary Supply Co. has a payable balance due to Feeders’ Advantage, the payable balance accrues interest in favor of Feeders’ Advantage at the average federal funds rates in effect for that month. As of June 30, 2007, MWI Veterinary Supply Co. had a payable balance with Feeders’ Advantage of $357.  As of September 30, 2006, MWI Veterinary Supply Co. had a receivable balance with Feeder’s Advantage of $397.

NOTE 12 — STATEMENTS OF CASH FLOWS – SUPPLEMENTAL AND NON CASH DISCLOSURES

	Nine months ended June 30,
	2007	2006
Supplemental Disclosures
Cash paid for interest	$482	$1,433
Cash paid for income taxes	7,057	6,296
Noncash Activities
Issuance of unregistered restricted common stock for asset acquisition	486	995
Equipment acquisitions financed with accounts payable	41	50

NOTE 13 — CONTINGENCIES AND COMMITMENTS

From time to time, in the normal course of business, we may become a party to legal proceedings that may have an adverse effect on our financial position, results of operations and cash flows. Management presently believes that the ultimate outcome of these proceedings, including the proceedings described below, will not have a material adverse effect on our financial position, cash flows or overall trends in results of operations.  However, litigation is subject to inherent uncertainties, and unfavorable outcomes could occur. An unfavorable outcome could include the payment of monetary damages or, in cases for which injunctive relief is sought, an injunction prohibiting us from selling one or more products or taking certain other actions.  Were an unfavorable outcome to occur, our business or results of operations could be materially harmed.

Putney Inc. v. Pfizer Inc. and MWI Veterinary Supply, Inc., United States District Court, D. Me. 2007

Putney sells to veterinary distributors a generic, human-approved form of a pharmaceutical sold by Pfizer. Since December of 2006, MWI has been party to a Distribution Agreement with Putney pursuant to which MWI purchases Putney’s product for resale.  Pfizer has contended that the sale and promotion of Putney’s product is unlawful.  Putney has sued Pfizer and MWI seeking a declaration that the sale and promotion of Putney’s product is lawful.  Putney also alleges, as against MWI, that MWI has disparaged Putney’s product, has breached the Distribution Agreement, and is obligated to indemnify Putney. No amount of damages is specified. Pfizer has filed a counterclaim, against Putney, in which it makes no claims of any type against MWI. MWI has yet to answer the complaint, and intends to contest vigorously any allegation that it has breached any agreement, disparaged Putney’s product, or is otherwise liable to Putney in any way. As the action has just been filed, and as it is not clear to what extent MWI will remain involved in or affected by this dispute, it is not possible to evaluate the likely outcome or to estimate damages, if any.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MWI Veterinary Supply, Inc.
Meridian, Idaho

We have reviewed the accompanying condensed consolidated balance sheet of MWI Veterinary Supply, Inc. and subsidiaries (the “Company”) as of June 30, 2007, and the related condensed consolidated statements of income for the three-month and nine-month periods ended June 30, 2007 and 2006, and of cash flows for the nine-month periods ended June 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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
July 30, 2007

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

Common Stock Offerings

On August 3, 2005, we completed our initial public offering in which we sold an aggregate of 4,983,334 shares (including the exercise of the underwriters’ over-allotment option) of our common stock at a price to the public of $17 per share.  We received net proceeds of $77,159 after deducting the underwriting discounts and offering expenses.  We used the net proceeds to redeem all of our Series A preferred stock for approximately $39,789 and to repay approximately $37,370 of borrowings outstanding on the revolving credit facility under our former credit agreement.  In the fourth quarter of our fiscal year 2006, we issued 908,846 shares (including the shares issued upon the partial exercise of the underwriters’ over-allotment option) of our common stock at a price to the public of $32.25 per share.  We used the net proceeds of $27,341 received from this offering to pay down our borrowings on our former revolving credit facility.  On April 20, 2007, we issued 348,974 shares of our common stock at a price to the public of $35.00 per share.  We used the net proceeds received from this offering to pay down our borrowings on our revolving credit facility and for general corporate purposes.

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

Securos, Inc. and International Veterinary Distribution Network, Inc. Acquisition

In June 2007, we acquired substantially all of the assets of Securos, Inc. (“Securos”) and International Veterinary Distribution Network, Inc. (“IVDN”) for approximately $5,096, consisting of $4,610 in cash and 13,058 shares of restricted common stock valued at the time of the issuance at approximately $486.  Additional contingent consideration will be paid to Securos and IVDN shareholders if certain defined financial targets are achieved in each year through 2011 and is currently estimated to be approximately $1.1 million. These additional payments will increase the purchase price and goodwill at the time the financial targets are achieved.  Based in Charlton, MA, Securos is a provider of veterinary orthopedic products in the United States and select countries abroad.  Also based in Charlton, MA, IVDN sources private label products in the categories of veterinary surgical consumables and equipment and handheld instruments.  Our headcount increased by 20 employees as a result of this acquisition.

Northland Veterinary Supply, Ltd. Acquisition

In May 2006, we acquired substantially all of the assets of Northland Veterinary Supply, Ltd. (“Northland”) for approximately $4,546, consisting of $3,551 in cash (including direct acquisition costs of approximately $116) and 28,744 shares of restricted common stock valued at the time of issuance at approximately $995.  Based in Clear Lake, Wisconsin, Northland is a distributor of animal health products to veterinary practices and producers across the Midwestern portion of the United States.

For more information on our business, see our Annual Report on Form 10-K filed with the SEC on November 22, 2006.

Results of Operations

The following table summarizes our results of operations for the three and nine months ended June 30, 2007 and 2006, in dollars and as a percentage of total revenues.

	Three Months Ended June 30,				Nine Months Ended June 30,
	2007	%	2006	%	2007	%	2006	%
Revenues:
Product sales	$173,548	94.4%	$154,295	94.1%	$486,646	93.6%	$414,598	93.1%
Product sales to related party	7,750	4.2%	7,467	4.6%	26,176	5.0%	24,823	5.6%
Commissions	2,555	1.4%	2,190	1.3%	7,129	1.4%	5,696	1.3%
Total revenues	183,853	100.0%	163,952	100.0%	519,951	100.0%	445,117	100.0%

Cost of product sales	158,391	86.1%	141,041	86.0%	444,318	85.5%	379,526	85.3%
Gross profit	25,462	13.9%	22,911	14.0%	75,633	14.5%	65,591	14.7%

Selling, general and administrative expenses	18,302	10.0%	16,389	10.0%	53,802	10.3%	46,040	10.3%
Depreciation and amortization	603	0.3%	495	0.3%	1,774	0.3%	1,410	0.3%
Operating income	6,557	3.6%	6,027	3.7%	20,057	3.9%	18,141	4.1%

Other income (expense):
Interest expense	(76)	0.0%	(466)	-0.3%	(505)	-0.1%	(1,599)	-0.4%
Earnings of equity method investees	35	0.0%	35	0.0%	122	0.0%	117	0.0%
Other	243	0.1%	84	0.1%	434	0.1%	250	0.1%
Total other income (expense), net	202	0.1%	(347)	-0.2%	51	0.0%	(1,232)	-0.3%

Income before taxes	6,759	3.7%	5,680	3.5%	20,108	3.9%	16,909	3.8%
Income tax expense	(2,499)	-1.4%	(1,911)	-1.2%	(7,556)	-1.5%	(6,346)	-1.4%
Net income	$4,260	2.3%	$3,769	2.3%	$12,552	2.4%	$10,563	2.4%

Earnings per share:
Basic	$0.36		$0.36		$1.07		$1.00
Diluted	$0.35		$0.35		$1.05		$0.97

Weighted average common shares outstanding (in thousands):
Basic	11,904		10,610		11,679		10,592
Diluted	12,168		10,916		11,967		10,888

Other Data:
Product sales from Internet as a percentage of sales	25%		22%		24%		23%
Field sales representatives (at end of period)	165		146		165		146
Telesales representatives (at end of period)	117		99		117		99
Fill rate (1)	98%		98%		98%		98%

(1)          Defined as, for any period, the dollar value of orders shipped the same day they were placed from any distribution center expressed as a percentage of the total dollar value of the orders placed by customers in the period.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Total Revenues.  Total revenues increased 12.1% to $183,853 for the three months ended June 30, 2007 from $163,952 for the three months ended June 30, 2006.  Revenue growth was negatively impacted late in the quarter because one of our key vendors offered a significant marketing program late in the third quarter of fiscal 2006 that was not offered in the third quarter of fiscal 2007, and another key vendor announced a July 1, 2007 price increase that was less comprehensive than their July 1, 2006 price increase.  The increase in revenues for the quarter ended June 30, 2007 was attributable to an increase in product sales volumes of a wide variety of products to both new and existing customers.  Revenues attributable to new customers represented approximately 83% of the growth in total revenues during the three months ended June 30, 2007. Revenues attributable to existing customers represented approximately 17% of the growth in total revenues during the three months ended June 30, 2007.  For the purpose of calculating growth rates of new and existing customer revenue, we have defined a new customer as a customer that did not purchase product from us in the corresponding fiscal quarter of the prior year, with the remaining customer base being considered an existing customer.  Also contributing to revenue growth was the increase in commissions on our agency sales of 16.7% to $2,555 for the three months ended June 30, 2007 from $2,190 for the same period of the prior fiscal year.

Gross Profit.  Gross profit increased by 11.1% to $25,462 for the three months ended June 30, 2007 from $22,911 for the three months ended June 30, 2006.  This increase in gross profit was a result of increased total revenues as discussed above as compared to the three months ended June 30, 2006.  Gross profit as a percentage of total revenues decreased 0.1% to 13.9% for the three months ended June 30, 2007 compared to 14.0% for the same period in the prior year.  Actual rebate dollars decreased approximately $1,000 for the three months ended June 30, 2007 as compared to the same period in the prior fiscal year, due to lower sales growth in the current quarter with a key vendor.  The decrease in rebate dollars was largely offset by improvements in our cost of product sales as our product margin improved in the quarter ended June 30, 2007 as compared to the quarter ended June 30, 2006.

Selling, General and Administrative (“SG&A”).  SG&A expenses increased 11.7% to $18,302 for the three months ended June 30, 2007 from $16,389 for the three months ended June 30, 2006.  SG&A expenses as a percentage of revenues remained consistent at 10.0%.  The dollar increase was primarily due to increased compensation costs as a result of additional headcount of 97 team members, including 19 new field sales and 18 telesales representatives.  The increase in total headcount also includes an additional 20 employees added as a result of the Securos and IVDN acquisitions in June 2007.  Employee benefits increased as a result of the growth in headcount, as well as higher health insurance costs due to growth in the volume and magnitude of individual claims.  Also contributing to the growth in SG&A expenses were increased occupancy and location costs due to the expansion of a number of distribution centers and sales growth and higher credit card fees as a result of customer usage.

Depreciation and Amortization.  Depreciation and amortization expense increased 21.8% to $603 for the three months ended June 30, 2007 from $495 for the three months ended June 30, 2006.  This increase was primarily the result of a number of capital expenditures, with the majority of those coming from new or expanded distribution centers.  These additions or expansions include facilities in Orlando, Florida; Atlanta, Georgia; Clear Lake, Wisconsin; Denver, Colorado; and Glendale, Arizona.  Additionally, we have also made improvements to our information technology infrastructure.

Other Expenses.  Other expenses decreased 158.2% to $202 in income for the three months ended June 30, 2007 from $347 in expense for the three months ended June 30, 2006. This decrease in other expenses was due to a decline in interest expense of $390 to $76 for the three months ended June 30, 2007 compared to $466 for the three months ended June 30, 2006.  This decrease was a result of the lower average loan balance on the facility.  We used the proceeds from the sale of common stock in our follow-on offerings in the fourth quarter of our fiscal year 2006 and the third quarter of our fiscal year 2007 to pay down the loan balance.  The follow-on offering in the third quarter of fiscal year 2007 coupled with positive cash from operations allowed us to maintain a positive cash balance during much of the quarter.

Income Tax Expense.  Our effective tax rate for the three months ended June 30, 2007 and 2006 was 37.0% and 33.6%, respectively.   The change in the effective rate in the three months ended June 30, 2007 as compared to the same period in the prior fiscal year was primarily a result of a change in our estimated state income tax rate partially due to the utilization of state tax credits.

Nine Months Ended June 30, 2007 Compared to Nine Months Ended June 30, 2006

Total Revenues.  Total revenues increased 16.8% to $519,951 for the nine months ended June 30, 2007 from $445,117 for the nine months ended June 30, 2006.  This increase was attributable to an increase in product sales volumes of a wide variety of products to both new and existing customers.  Revenues attributable to new customers represented approximately 73% of the growth in total revenues during the nine months ended June 30, 2007. Revenues attributable to existing customers represented approximately 27% of the growth in total revenues during the nine months ended June 30, 2007.  For the purpose of calculating growth rates of new and existing customer revenue, we have defined a new customer as a customer that did not purchase product from us in the corresponding nine months of the prior year, with the remaining customer base being considered an existing customer.  Also contributing to revenue growth was the increase in commissions on our agency sales of 25.2% to $7,129 for the nine months ended June 30, 2007 from $5,696 for the same period of the prior fiscal year.

Gross Profit.  Gross profit increased by 15.3% to $75,633 for the nine months ended June 30, 2007 from $65,591 for the nine months ended June 30, 2006.  This increase in gross profit was a result of increased total revenues as discussed above as compared to the nine months ended June 30, 2006.  Gross profit as a percentage of total revenues decreased approximately 0.2% to 14.5% for the nine months ended June 30, 2007 from 14.7% for the same period in the prior year.  This decrease was due to decreased vendor rebates as a percentage of total revenues.  Vendor rebates have historically been highest during our first fiscal quarter ended December 31, since certain significant vendor rebate programs were designed to include annual targets to be achieved based on the calendar year.  Vendor modifications to rebate programs during the calendar year 2006 from annual-weighted calendar year growth targets to either quarterly or trimester growth targets resulted in a shift of rebate dollars that historically would have been earned in our first quarter of our fiscal year 2007 ended December 31, 2006 to be earned in our fiscal year 2006.  Included in vendor rebates for the fiscal year 2006 were approximately $2,500 ($1,500 after tax) due to this shift in the timing of rebates.  Actual rebate dollars decreased $643 for the nine months ended June 30, 2007 as compared to the same period of the prior fiscal year.

Selling, General and Administrative (“SG&A”).  SG&A expenses increased 16.9% to $53,802 for the nine months ended June 30, 2007 from $46,040 for the nine months ended June 30, 2006.  This dollar increase was primarily due to increased compensation costs as a result of additional headcount of 97 team members, including 19 new field sales and 18 telesales representatives.  The increase in total headcount also includes an additional 20 employees added as a result of the Securos and IVDN acquisitions in June 2007.  Other changes are the same as those described above under the three month explanation.

Depreciation and Amortization.  Depreciation and amortization expense increased 25.8% to $1,774 for the nine months ended June 30, 2007 from $1,410 for the nine months ended June 30, 2006.  The changes are the same as those described above under the three month explanation.

Other Expenses.  Other expenses decreased 104.1% to $51 in income for the nine months ended June 30, 2007 from $1,232 in expense for the nine months ended June 30, 2006. This decrease in other expenses was due to a reduction in interest expense of $1,094 to $505 for the nine months ended June 30, 2007 compared to $1,599 for the nine months ended June 30, 2006.  The change in interest expense is a result of the same reasons described above in the three month explanation.

Income Tax Expense.  Our effective tax rate for the nine months ended June 30, 2007 and 2006 was 37.6% and 37.5%, respectively.

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

Liquidity and Capital Resources

Our principal sources of liquidity are cash flow generated from operations and borrowings on the revolving credit facility under the credit agreement. We use capital primarily to fund day-to-day operations and to maintain sufficient inventory levels in order to promptly fulfill customer orders and to expand our operations and sales.  We believe our capital resources will be sufficient to meet our anticipated cash needs for at least the next twelve months.

MWI Veterinary Supply Co., (our wholly-owned subsidiary) has a line-of-credit under a revolving credit facility with two lenders.  The facility allows for borrowings in the aggregate of $70,000, with the right to request an increase in the commitment of the lenders to $100,000.  The facility has a maturity date of December 1, 2011 and a variable interest rate equal to the Daily LIBOR Floating Rate or the LIBOR 1-month fixed rate (at our option) plus a margin ranging from 0.7% to 1.25%.  The lenders also receive an unused line fee and letter of credit fee equal to 0.125% of the unused amount of the facility. Our outstanding balance on the facility at June 30, 2007 was zero and the interest rate on the facility was 6.2% as of this date.  The line-of-credit contains certain financial covenants as well as other restrictive covenants.

The facility allows for the issuance of up to $10,000 in letters of credit. The letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. We had eleven letters of credit totaling $780 at June 30, 2007 and September 30, 2006. There were no outstanding borrowings on these letters of credit at either June 30, 2007 or September 30, 2006.

Operating Activities.  For the nine months ended June 30, 2007, cash provided by operations was $17,398 and was primarily attributable to net income of $12,552 and a reduction in receivables of $2,711 due to positive collections for the period with slower revenue growth as previously discussed in the quarter ended June 30, 2007.  The slow down in revenue growth also gave rise to improvements in other key areas on the balance sheet, including inventories.

For the nine-months ended June 30, 2006, cash provided by operations was $1,004 and was primarily attributable to net income of $10,563 and an increase in accounts payable of $11,232, partially offset by increases in receivables of $13,104 and inventories of $9,727.  The increase in accounts payable was directly tied to the increase in inventory levels as a result of us purchasing products in advance of vendor price increases and purchases related to the new distribution center from the Northland acquisition and the opening of a new distribution center located in Orlando, Florida.  Increases in receivables were a result of the Company’s sales growth and due to extended payment terms to production animal veterinarians in response to market conditions.

Investing Activities.  For the nine months ended June 30, 2007, net cash used in investing activities was $6,978 and was primarily due to the acquisition of Securos and IVDN for $4,610 coupled with capital expenditures of $2,118.  We had approximately $1,600 in expenditures related to our facilities and approximately $450 in expenditures related to information technology projects.

For the nine-months ended June 30, 2006, net cash used in investing activities was $6,351.  Significant transactions impacting cash used in investing activities during the nine-months ended June 30, 2006 included the acquisition of Northland for $3,549 in cash, capital expenditures of $2,830 primarily related to relocating our existing distribution center to a new larger distribution center in Denver, Colorado and due to the purchase of equipment for a new distribution center in Orlando, Florida.  During the three-months ended March 31, 2006 we completed the sale of a distribution center previously operated in Denver, Colorado for $1,455.

Financing Activities.  For the nine months ended June 30, 2007, net cash provided by financing activities was $1,872.  In April 2007, we issued 348,974 shares of common stock resulting in cash of $11,252.  This cash was used to pay down our credit facility.  Our credit facility had a zero balance at June 30, 2007.

For the nine-months ended June 30, 2006, net cash provided by financing activities was $5,369, and was primarily attributable to borrowing on our credit facility.

Contractual Obligations and Guarantees

For information on our contractual obligations and guarantees, see our Annual Report on Form 10-K filed on November 22, 2006 with the SEC. During the nine months ended June 30, 2007 we entered into the following leasing arrangements:

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

•                  In June 2007, we entered into a lease agreement for approximately 105,000 square feet for a distribution center located in Edwardsville, Kansas.  We agreed to lease approximately 80,000 square feet for the first eighteen (18) months and approximately 105,000 square feet for the remaining 102 months.  The lease expense averages $356 per year for the first part of the lease and $487 for the second part of the lease expiring in 2017.  The lease will commence on October 1, 2007.

•                  In July 2007, we leased approximately 15,000 square feet for a building in Sturbridge, Massachusetts in connection with the acquisitions of substantially all of the assets of Securos and IVDN.  The average annual lease is $77 and expires in 2012.  We expect Securos to relocate to this larger facility during our fiscal fourth quarter.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks primarily from changes in interest rates in the United States. The Company does not engage in financial transactions for trading or speculative purposes.

The interest payable on the facility is based on variable interest rates and is therefore affected by changes in market interest rates. The outstanding balance on the facility as of June 30, 2007 was zero.  Therefore, there was no exposure to market risks as of this date.  If there had been a balance on the facility, a change of 10% from the interest rate as of June 30, 2007, which was 6.2%, would have impacted financial results.  We would not have expected the change to be material.

Item 4.  Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of June 30, 2007.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

•                  regulatory changes;

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

Item 1.  Legal Proceedings

From time to time, in the normal course of business, we may become a party to legal proceedings that may have an adverse effect on our financial position, results of operations and cash flows. Management presently believes that the ultimate outcome of these proceedings, including the proceedings described below, will not have a material adverse effect on our financial position, cash flows or overall trends in results of operations.  However, litigation is subject to inherent uncertainties, and unfavorable outcomes could occur. An unfavorable outcome could include the payment of monetary damages or, in cases for which injunctive relief is sought, an injunction prohibiting us from selling one or more products or taking certain other actions.  Were an unfavorable outcome to occur, our business or results of operations could be materially harmed.

Putney Inc. v. Pfizer Inc. and MWI Veterinary Supply, Inc., United States District Court, D. Me. 2007

Putney sells to veterinary distributors a generic, human-approved form of a pharmaceutical sold by Pfizer. Since December of 2006, MWI has been party to a Distribution Agreement with Putney pursuant to which MWI purchases Putney’s product for resale.  Pfizer has contended that the sale and promotion of Putney’s product is unlawful.  Putney has sued Pfizer and MWI seeking a declaration that the sale and promotion of Putney’s product is lawful.  Putney also alleges, as against MWI, that MWI has disparaged Putney’s product, has breached the Distribution Agreement, and is obligated to indemnify Putney. No amount of damages is specified. Pfizer has filed a counterclaim, against Putney, in which it makes no claims of any type against MWI. MWI has yet to answer the complaint, and intends to contest vigorously any allegation that it has breached any agreement, disparaged Putney’s product, or is otherwise liable to Putney in any way. As the action has just been filed, and as it is not clear to what extent MWI will remain involved in or affected by this dispute, it is not possible to evaluate the likely outcome or to estimate damages, if any.

Item 1A.  Risk Factors

There have been no material changes from our risk factors as previously reported in our Annual Report on Form 10-K for the year ended September 30, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On June 8, 2007, we issued an aggregate of 13,058 shares of restricted common stock to Securos, Inc. and International Veterinary Distribution Network, Inc. as part of the consideration for the purchase of substantially all the assets of Securos, Inc. and International Veterinary Distribution Network, Inc.  The securities described in this paragraph were issued in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(2) under the Securities Act and Regulation D promulgated thereunder relative to sales by an issuer not involving any public offering.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

3.1                 MWI Veterinary Supply, Inc. Amended and Restated Certificate of Incorporation, as amended on July 30, 2007

3.2                 MWI Veterinary Supply, Inc. Amended and Restated Bylaws, as amended on July 30, 2007

10.1           Livestock Products Agreement  between MWI Veterinary Supply, Inc. and Pfizer, Inc. effective as of December 23, 2006  †

10.2           Rimadyl/Clavamox Distribution Agreement between MWI Veterinary Supply, Inc. and Pfizer, Inc. effective as of March 15, 2007 †

10.3           Equine Products Marketing Agreement between MWI Veterinary Supply, Inc. and Pfizer, Inc. effective as of January 1, 2007 †

15                    Letter re: Unaudited Interim Financial Information

31.1           Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2           Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32                    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

† Certain portions of the exhibit have been omitted pursuant to a confidential treatment request submitted to the SEC

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MWI Veterinary Supply, Inc.
(Registrant)

Date: August 1, 2007	/s/ Mary Patricia B. Thompson
Mary Patricia B. Thompson
Senior Vice President of Finance and Administration, Chief Financial Officer