Form 10-K
period 2007-09-30
MWI Veterinary Supply, Inc.
filed 2007-11-21
CIK 1323974

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007 Commission file number 000-51468
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

MWI VETERINARY SUPPLY, INC.
(Exact name of Registrant as specified in its Charter)

Delaware (State of incorporation)	02-0620757 (IRS Employer Identification No.)
651 S. Stratford Drive, Suite 100
Meridian, ID (Address of principal executive offices)	83642 (Zip Code)
(800) 824-3703 (Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b)
OF THE SECURITIES EXCHANGE ACT OF 1934:

Title of each class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	The Nasdaq Stock Market, LLC

SECURITIES REGISTERED PURSUANT TO SECTION 12(g)
OF THE SECURITIES EXCHANGE ACT OF 1934: NONE

        Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒

        Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Act") during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 CFR section 405) is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                Accelerated filer ☒                Non-accelerated filer ☐

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

        As of March 31, 2007 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $221,315,688. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of our outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        The number of shares of the Registrant's common stock, $0.01 par value, outstanding as of November 16, 2007 was approximately 12,047,249.

Documents Incorporated by Reference

        Listed hereunder are the documents, any portions of which are incorporated by reference and the Parts of this Form 10-K into which such portions are incorporated:

1.
The Registrant's definitive proxy statement for use in connection with the Annual Meeting of Stockholders to be held on or about February 6, 2008 to be filed within 120 days after the Registrant's fiscal year ended September 30, 2007, portions of which are incorporated by reference into Part III of this Form 10-K.

MWI VETERINARY SUPPLY, INC.

FORM 10-K

PART I

Cautionary Statement for Purposes of "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995

        This annual report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words "may," "could," "would," "should," "believe," "expect," "anticipate," "plan," "estimate," "target," "project," "intend" and similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, our business strategy and means to implement our strategy, our objectives, the amount and timing of capital expenditures, the likelihood of our success in expanding our business, financing plans, budgets, working capital needs and sources of liquidity.

        Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management's beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

  •
  vendor rebates based upon attaining certain growth goals;

  •
  changes in or availability of vendor rebate programs;

  •
  changes in the way vendors introduce products to market;

  •
  exclusivity requirements with certain vendors that may prohibit us from distributing competing products manufactured by other vendors;

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

  •
  competition.

        Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the Securities and Exchange Commission ("SEC"), we are under no obligation to publicly update or revise any forward-looking statements, whether as a result of any new information, future events or otherwise. You should not place undue reliance on our forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results or performance.

        Investors should also be aware that while we do, from time to time, communicate with securities analysts, it is against our policy to disclose any material non-public information or other confidential commercial information. Accordingly, stockholders should not assume that we agree with any statement or report issued by any analyst irrespective of the content of the statement or report. Furthermore, we have a policy against issuing or confirming financial forecasts or projections issued by others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of MWI Veterinary Supply, Inc.

Item 1.    Business.

General

        Our business commenced operations as part of a veterinary practice in 1976 and was incorporated as MWI Drug Supply, Inc., an Idaho corporation, in 1980. MWI Drug Supply, Inc. was acquired by Agri Beef Co. in 1981. MWI Veterinary Supply Co. was incorporated as an independent subsidiary of Agri Beef Co. in September 1994. Effective June 18, 2002, MWI Holdings, Inc. was formed by Bruckmann, Rosser, Sherrill & Co. II, L.P. ("BRS") for the sole purpose of acquiring all of the outstanding stock of MWI Veterinary Supply Co. from Agri Beef Co. ("Agri Beef"). As a result of this transaction, MWI Veterinary Supply Co. ("MWI Co.") became a wholly-owned subsidiary of MWI Holdings, Inc. On April 21, 2005, we changed our name from MWI Holdings, Inc. to MWI Veterinary Supply, Inc. References in this report to "we," "us," "our," and "MWI" refer to MWI Veterinary Supply, Inc. unless otherwise indicated. Unless otherwise indicated, all statistical information provided about our business in this report is as of September 30, 2007.

        We are a leading distributor of animal health products to veterinarians across the United States. We distribute more than 11,000 products sourced from over 450 vendors to more than 16,000 veterinary practices nationwide from thirteen strategically located distribution centers, including a distribution center in Edwardsville, Kansas which began operations in October 2007. Products we sell include pharmaceuticals, vaccines, parasiticides, diagnostics, capital equipment, supplies, veterinary pet food and nutritional products. We market these products to veterinarians in both the companion animal and production animal markets. As of September 30, 2007, we had a sales force of 280 people covering the United States. We also offer our customers a variety of value-added services, including e-commerce platform, pharmacy fulfillment, inventory management system, equipment procurement consultation, special order fulfillment, educational seminars and pet cremation, which we believe closely integrates us with our customers' day-to-day operations and provides them with meaningful incentives to continue ordering from us.

        Historically, approximately two-thirds of our total revenues have been generated from sales to the companion animal market and one-third from sales to the production animal market. For the fiscal years ended September 30, 2007, 2006 and 2005, our total revenues were $710.1 million, $606.2 million and $496.7 million, respectively. Our operating income for the fiscal years ended September 30, 2007, 2006 and 2005, was $26.7 million, $23.7 million and $15.8 million, respectively.

Industry Overview

        According to the Animal Health Institute ("AHI"), an industry group representing manufacturers of animal health products, animal health product sales in the United States for calendar year 2006 grew nearly 10% over the previously reported total of over $5 billion. The market for animal health products in the United States is split between products sold for companion and production animals. Companion animals include dogs, cats, other pets and horses, while production animals include cattle and other food-producing animals. AHI estimates that companion animal products accounted for 53% of the total market for animal health products in the United States in calendar year 2006.

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

        Veterinarians are one of the primary purchasers of animal health products, particularly in the companion animal market. As of December 31, 2006, according to the American Veterinary Medical Association, or AVMA, there were more than 56,000 veterinarians in private practice in more than 27,000 veterinary practices nationwide. We believe that distributors play a vital role for veterinary practices by providing access to a broad selection of products through a single channel and helping them efficiently manage their inventory levels. Distributors also offer product vendors substantial value by providing cost-effective access to a highly fragmented and geographically diverse customer base.

Competitive Strengths

        We believe that our strengths include:

  •
  Leading Distributor to Veterinarians.  Based upon our total revenues for our fiscal year ended September 30, 2007, we are a leading animal health products distributor to veterinarians in the United States. While most of our products are available from several sources and our customers typically have relationships with several distributors, we have achieved this position primarily through internal growth and currently serve more than 16,000 of the more than 27,000 veterinary practices nationwide. We believe that our broad product offering, competitive pricing, superior customer service, rapid product fulfillment and value-added services provide meaningful incentives for our customers to continue ordering from us.

  •
  Leading Sales and Marketing Franchise.  Our 280 sales representatives educate customers on new veterinary products, assist in product selection and purchasing, and offer inventory management solutions. As of September 30, 2007, we had 163 field sales personnel and 117 telesales representatives covering the United States. We also publish detailed product catalogs and monthly magazines, which are often utilized by our customers as reference tools. While salespeople and printed materials are vital to our marketing strategy, we also provide on-line ordering, valuable business information and value-added services through our Internet site, www.mwivet.com. For our fiscal year ended September 30, 2007, approximately 24% of our product sales were generated through orders placed over the Internet.

  •
  Strong, Established Relationships with Veterinarians and Vendors.  Our ability to serve as a single source for most of our customers' animal health product needs has enabled us to develop strong and long-term customer relationships. Approximately 52% of our product sales for the fiscal year ended September 30, 2007 were from customer accounts that were opened prior to fiscal year 2002 and approximately 66% of our product sales for the fiscal year ended September 30, 2007 were from customer accounts that were opened prior to fiscal year 2004. Independent veterinary practices have historically accounted for more than 80% of our product sales. In addition, for more than eleven years we have maintained distribution arrangements with Banfield, The Pet Hospital ("Banfield"), the nation's largest private veterinary practice, and with our non-controlled affiliate, Feeders' Advantage, L.L.C. ("Feeders' Advantage"), a related party and a buying group composed of several of the largest cattle feeders in the United States. Since we currently do not manufacture the vast majority of the products we sell, we are dependent on our vendors for the supply of our products. While our vendors often have relationships with multiple distributors, many of our key vendors including Fort Dodge, Schering-Plough and Vedco have been working with us for over ten years, while other key vendors including IDEXX Laboratories, Merial and Pfizer have been with us for several years. We believe our market position makes us an attractive partner for leading product vendors, since we provide cost-effective access to a significant portion of the highly fragmented and geographically diverse veterinary market.

  •
  Recurring Revenue Product Base.  Over 95% of our product sales for our fiscal years ended September 30, 2007, 2006 and 2005 were from consumable medicines and supplies commonly required by veterinarians in their practice. Historically, this aspect of our business has resulted in a recurring stream of revenues.

  •
  Sophisticated Technology and Information Systems.  In 2007, we developed a new e-commerce platform that offers more enhanced online ordering capabilities for veterinarians. This platform, implemented in the fourth quarter of fiscal year 2007, provides many new features for our customers while at the same time significantly enhancing security and our capability to provide additional functionality in the future. We are currently operating both this new platform and our legacy e-commerce platform, and we are transitioning customers over to this new e-commerce platform. We recently completed installation of our enhanced warehouse systems designed to ensure that our inventory is processed more accurately. We believe that this technology will help us improve order accuracy for our customers.

  •
  Experienced Management Team.  We have a strong and experienced senior management team with substantial animal health industry expertise. The members of our senior management team have been with us for an average of over thirteen years, and each member has demonstrated a commitment and capability to deliver growth in revenues and profitability.

Business Strategy

        Our mission is to strengthen our position as a leading national animal health products distributor while continuing to efficiently deliver substantial value and innovation to our customers, increase revenues and improve profitability. Our strategy to achieve our mission is outlined below.

        Increase Sales to Existing Customers.    We believe that veterinary practices typically purchase animal health products from multiple distributors. For our fiscal year ended September 30, 2007, our average annual product sales per veterinary practice served was approximately $35,000. We intend to increase our share of these purchases by utilizing our proprietary customer database to focus our marketing efforts, expanding our sales force, selectively adding products to our portfolio and increasing and expanding the value-added services we provide to our customers. By increasing the dollar value of purchases made by each customer as well as their average order size, we intend to increase our profitability. Competition for hiring sales representatives who have existing customer relationships is intense and we focus on retaining our valued staff who have demonstrated the skills needed to successfully market our products and services. If we fail to hire or retain a sufficient number of qualified sales professionals, it could adversely impact our business.

        Expand Business Assistance Services for Veterinarians.    We intend to enhance our customer relationships by expanding our business assistance services for veterinarians. These value-added services include among others our e-commerce platform, pharmacy fulfillment, inventory management system, equipment procurement consultation, special order fulfillment, educational seminars and pet cremation. In addition, we have upgraded our Internet site, www.mwivet.com, in order to significantly enhance the e-commerce functionality available to our customers.

        Increase the Total Number of Customers.    We believe we provide products and services to more than 50% of all domestic veterinary practices. We intend to raise this percentage by increasing the number and productivity of our sales representatives, selectively acquiring competitors and adding or expanding distribution centers. We believe the greatest opportunities to add new customers are in the Northeastern, Midwestern and Southeastern regions of the United States, areas where we do not hold the leading market position. We believe it is important to increase the total number of customers served in order to attain the growth goals that are a feature of many of our vendors' rebate programs. Changes to any vendor rebate program or our failure to achieve these growth goals may have a material effect on our gross profit and operating results in any given quarter or year.

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

        Make Selective Acquisitions.    The U.S. market for animal health products distribution is highly fragmented, with numerous national, regional and local distributors. Many of these companies are small, privately-held businesses, some of which may represent attractive acquisition candidates. In fiscal year 2006, we acquired substantially all of the assets of Northland Veterinary Supply, Ltd. ("Northland") and we integrated their business. In June 2007, we acquired substantially all of the assets of Securos, Inc. and International Veterinary Distribution Network, Inc. (collectively "Securos") and we integrated their business. In October 2007, we acquired substantially all of the assets of Tri V Services, Inc. ("Tri V") and we integrated their business. Through our Specialty Resources Group, we will continue to seek acquisitions that will grow and diversify our business through companies involved in specialty and niche manufacturing of products.

Products

        In fiscal year 2007, we distributed more than 11,000 products, including pharmaceuticals, vaccines, parasiticides, diagnostics, capital equipment, supplies, veterinary pet food and nutritional products. For our fiscal year ended September 30, 2007, our product revenues were comprised of approximately 40% pharmaceutical products, 19% vaccine products, 7% parasiticide products, 8% diagnostic products, 3% capital equipment products and 23% of other supplies. In addition, we sell over 500 products under agency agreements with our vendors. Under an agency agreement, we typically solicit orders and provide customer service for a commission, while the vendor stocks and ships the products. We also have available on special order over 7,000 products that we do not normally stock in our warehouses. We continually seek to update and improve the range of products we offer to address our customer requirements. Over 95% of our product sales for our fiscal years ended September 30, 2007, 2006 and 2005 were from the sale of consumable medicines and supplies commonly required by veterinarians in their practice. Historically, this aspect of our business has resulted in a recurring stream of revenues.

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

Diagnostics, Capital Equipment and Supplies

        We offer a wide range of diagnostics, capital equipment and supplies to veterinarians. Diagnostic sales typically include consumable in-clinic tests for detecting heartworm, lyme, feline leukemia and parvovirus, as well as consumable products for measuring blood chemistry, electrolyte balance and cell counts. Our capital equipment sales include anesthesia machines, surgical monitors, diagnostic equipment, dental machines, cages, lights and x-ray machines. We employ a team of capital equipment specialists to analyze the latest technologies and recommend equipment that meets our customers' specific needs. Additionally, our capital equipment specialists provide training on our capital equipment lines to our customers and our sales force. Our sales of supplies include syringes, instruments, bandages, IV products, surgical consumables, grooming materials and other small equipment items used by veterinary practices.

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

Value-Added Services

        We offer our customers a variety of value-added services, which we believe closely integrate us with our customers' day-to-day operations and provide them with meaningful incentives to continue ordering from us. These services include the following:

Service	Description
E-commerce platform	On-line ordering system that provides information to veterinary practices on products, vendor programs and purchasing history
Pharmacy fulfillment	Shipment of prescription production and companion animal health products to end-users on behalf of veterinarians from our four licensed pharmacies located in Clear Lake, Wisconsin, Grand Prairie, Texas, Harrisburg, Pennsylvania and Nampa, Idaho
Inventory management system	Flexible system that facilitates counting, maintaining and ordering inventory in veterinary practices
Equipment procurement consultation	Consultation, demonstrations and training provided by our dedicated capital equipment specialists
Special order fulfillment	Procurement and shipment of over 7,000 unique products that we do not normally stock in our warehouses
Educational seminars	Seminars for our customers covering business and medical topics, frequently sponsored in conjunction with our vendors
Pet cremation	Business units presently operating with facilities in Idaho and Wisconsin that serve veterinary practices and their clients by providing cremation services

Customers

        We currently serve more than 16,000 of the more than 27,000 veterinary practices located throughout the United States. These veterinary practices are typically small, privately-held businesses that we believe place at least one order per week to avoid storing and managing large volumes of supplies. We believe that these veterinary practices usually purchase animal health products from multiple distributors. We seek to be the principal provider of animal health products to our customer base.

        We maintain a diverse and stable customer base. Independent veterinary practices have historically accounted for more than 80% of our product sales. Also, for more than eleven years, we have maintained distribution arrangements with Banfield, the nation's largest private veterinary practice with over 600 veterinary hospitals, and our non-controlled affiliate, Feeders' Advantage, a buying group composed of several of the largest cattle feeders in the United States. Banfield accounted for approximately 10% of our product sales for our fiscal years ended September 30, 2007, 2006 and 2005. Feeders' Advantage accounted for approximately 5% of our product sales for our fiscal year ended September 30, 2007 and 6% for our fiscal years ended September 30, 2006 and 2005. The loss of Banfield or Feeders' Advantage or deterioration in our relations with either of them could significantly affect our financial condition and results of operations. Our ten largest customers, excluding Banfield and Feeders' Advantage, accounted for approximately 5% of our product sales for our fiscal years ended September 30, 2007, 2006 and 2005, with no single customer representing more than 1% of our product sales for those years. We typically do not enter into long-term contracts with our independent veterinary customers.

        We are a party to two written agreements with Banfield, an Agreement for Product Purchases and an Agreement for Logistics Services. These contracts are effective from December 1, 2006 through November 30, 2009, and can be terminated by either party with or without cause upon 150 days prior written notice. These contracts provide that we will be the supplier of logistics to Banfield, and these agreements govern the pricing, shipping and other terms and conditions under which we sell our products and provide logistics to Banfield. Under the Agreement for Product Purchases, we provide a limited warranty with respect to all goods sold by us and paid for by Banfield that good title to the products is conveyed, that the products are delivered free of any security interest, that the products will conform to the description, grade and condition of the products invoiced and that all products will be free of any defects arising while the products are either in our possession or control or in the control of any carrier transporting the goods from us to Banfield. We are also required to maintain insurance in an amount equal to at least the replacement cost of all property that is purchased by Banfield from third parties and is held by us on their behalf.

Sales and Marketing

        Our sales and marketing strategies are designed to establish and maintain strong customer relationships through personal visits by field sales representatives, frequent telesales contact and direct marketing, emphasizing our broad product lines, competitive pricing, efficient ordering capabilities, high levels of customer support and service and other value-added services. The key elements of our sales and marketing strategy are:

  •
  Field Sales Representatives:  Our sales force is a key component of our value-added approach. Due to the fragmented nature of the animal health products market, we believe that a large sales force is vital to effectively support existing customers and target potential customers. As of September 30, 2007, we had 163 field sales personnel, covering most of the United States. Our field sales representatives educate customers on new veterinary products, assist in product selection and purchasing and offer inventory management solutions. Once a field sales representative has established a relationship with a customer, the field sales representative encourages the customer to use our telesales representatives and online ordering capabilities for day-to-day customer needs. Field sales representatives work under the supervision of regional sales managers within an assigned sales territory to ensure effective communication and timely sales calls with customers. Our field sales representatives complement our telesales and direct marketing efforts and enable us to better market, service and support the sale of our products and services. Our field sales representatives are employees of our Company and are compensated with a combination of salaries and commissions.

  •
  Telesales:  We support our field sales representatives and direct marketing efforts with telesales representatives in seven call centers covering the United States. As of September 30, 2007, we had 117 telesales representatives. Telesales representatives work as partners with our field sales representatives, providing a dual coverage approach for individual customers. Telesales representatives process orders and generate new sales through frequent and direct contact with customers. Telesales representatives are responsible for assisting customers with ordering, purchasing decisions and general questions. Telesales representatives utilize our customized order entry system to process customer orders, access pricing, availability and promotional information about products, and research customer preferences and order history. Our seven call centers are connected by our telecommunications system which enables them to operate as one virtual call center.

  •
  Direct Marketing:  We market to existing and potential customers by distributing product catalogs and monthly magazines. We publish our comprehensive animal health products catalog every other year. This catalog contains over 8,000 SKUs, includes detailed descriptions and specifications of our products and is often used as a reference tool by our customers and sales force. We also promote our products and services in our monthly magazine, the Messenger, which our field sales representatives use as a tool to educate customers on product and vendor programs. Additional marketing tools that we utilize include specialty catalogs, customer loyalty programs, specific product and vendor programs, flyers, faxes, order stuffers and other promotional materials. For the fiscal year ended September 30, 2007, we distributed over 600,000 pieces of direct marketing materials to existing and potential customers. We also participate in national and regional trade shows to extend our customer reach and enhance customer interaction.

  •
  E-Business Platform:  We provide on-line ordering, valuable business information and value-added services to veterinarians via our primary Internet site, www.mwivet.com, and customized Internet sites that we maintain for two of our largest customers, Banfield and Feeders' Advantage. Customers can use our Internet sites to order products, learn more about products and vendor programs, print forms needed for their veterinary practice, review their historical purchases and manage their inventory. For our fiscal years ended September 30, 2007, 2006 and 2005, approximately 24%, 23% and 21%, respectively, of our product sales were generated through orders placed over the Internet.

Product Sourcing

        We currently distribute more than 11,000 products sourced from more than 450 vendors, including most major vendors of animal health products that sell through distributors. We believe that we are a leading distributor for many of these vendors.

        We currently do not manufacture the vast majority of our products and are dependent on vendors for our supply of products. We believe that effective purchasing is a key factor in maintaining our position as a leading provider of animal health care products. We regularly assess our purchasing needs and our vendors' product offerings and prices to obtain products at favorable prices. While we purchase products from many vendors and there is generally more than one vendor for most animal health product categories, our concentration of aggregate purchases with key vendors is significant. Our top three vendors, Fort Dodge, Pfizer and Vedco, supplied products that accounted for approximately 43%, 44% and 45% of our revenues for the fiscal years ended September 30, 2007, 2006 and 2005, respectively. Our ten largest vendors accounted for approximately 70%, 70% and 73% of our revenues for the fiscal years ended September 30, 2007, 2006 and 2005, respectively.

        There are two major types of transactions that can affect the flow of our products from our vendors, through us, to our customers. The method of selling products to veterinarians is dictated by our vendors. Traditional "buy/sell" transactions, which account for the vast majority of our business, involve the direct purchase of products by us from vendors, which we manage and store in our warehouses. A customer then places an order with us, and the order is then picked, packed, shipped and invoiced by us to our customer, followed by payment from our customer to us.

        We also sell certain product lines to our customers under agency agreements with some of our vendors. Under this model, when we receive orders for products from the customer, we transmit the order to the vendor who then picks, packs and ships the products. In some cases our vendor invoices and collects payment from our customer, while in other cases we invoice and collect payment from our customer. We receive a commission payment for soliciting the order and for providing other customer service activities. Our operating expenses associated with agency sales transactions are lower than in traditional "buy/sell" transactions.

        We have written agreements with approximately 40 of our vendors, including Fort Dodge and Pfizer. Our distribution agreement with Fort Dodge provides that we shall act as a distributor of Fort Dodge products in the United States on a non-exclusive basis. Fort Dodge may reduce the size of our territory upon 30 days written notice. We are required to actively promote and solicit sales of Fort Dodge products and to include their products in our regular sales promotions. In return, we are entitled to participate in Fort Dodge's current distributor incentive program. Fort Dodge is required to indemnify us against any claims alleging that the Fort Dodge products are defective, except in certain limited situations. We are required to maintain sufficient inventory of each Fort Dodge product to meet our anticipated demand and to store the products in accordance with their respective label instructions. Our distribution agreement with Fort Dodge had an original term that expired on December 31, 2004 but the agreement automatically renews for additional periods of one year. The agreement may be terminated by either party with or without cause upon 90 days prior written notice.

        Our livestock products agreement with Pfizer provides that we shall supply selected customers in the cattle and swine fields with Pfizer products. In return, we are entitled to certain service fees and rebates. We are required to maintain sufficient inventory to meet our anticipated demand on a monthly basis and to store the Pfizer products in accordance with their respective label instructions. Pfizer also reserves the right to sell directly to our customers or any other party. The livestock products agreement has a one year term that expires on December 31, 2007 and can be terminated by either party with or without cause upon 30 days written notice.

        Our equine products marketing agreement with Pfizer provides that we shall distribute certain products to customers in the equine field. In return, we are entitled to receive certain service incentives and rebates. We are required to maintain sufficient staffing levels of sales representatives and store and handle inventory under appropriate conditions that will maintain the quality and integrity of the products. The agreement expires on December 31, 2007 and can be terminated by either party with or without cause upon 30 days prior written notice.

        Our Rimadyl/Clavamox distribution agreement with Pfizer provides that we shall distribute the Rimadyl and Clavamox products offered by Pfizer. In return, we are entitled to receive certain service incentives and rebates. We are required to maintain sufficient staffing levels of sales representatives and store and handle inventory under appropriate conditions that will maintain the quality and integrity of the products. The agreement expires on December 31, 2008 and can be terminated by Pfizer with or without cause upon 30 days written notice, and either party can terminate the agreement immediately upon written notice for material breach of the contract.

        Our independent sales agent agreement with Merial provides that we shall sell, market and provide services related to Merial's companion animal products to the veterinary trade. In return, we are entitled to receive commissions. The agreement expires on December 31, 2008 and may be terminated by either party without cause and without penalty upon 120 days prior written notice. The agreement may also be terminated by either party without cause upon less than 120 days prior written notice; however, financial penalties will apply. The agreement prohibits MWI from representing products that compete with certain of Merial's products, particularly those which are used for the treatment and/or control and/or prevention of fleas, ticks or heartworms.

        Animal health product vendors typically implement sales promotions for products distributed to veterinarians that can affect the timing in which we recognize revenues. In addition, at the time we negotiate vendor agreements for the upcoming year, our vendors typically establish sales growth goals for us to meet in order to receive performance rebates. These growth goals are based on quarterly, trimester, semi-annual or annual targets.

        Product returns from our customers and to our vendors occur in the ordinary course of business. We extend our customers the same return of goods policies as are extended to us by our vendors. We do not believe that our operations will be adversely impacted due to the return of products.

Information Systems

        In 2007, we developed a new e-commerce platform that offers more enhanced online ordering capabilities for veterinarians. This platform, implemented in the fourth quarter of fiscal 2007, provides many new features for our customers while at the same time significantly enhancing security and our capability to provide additional functionality in the future. We are currently operating both this new platform and our legacy e-commerce platform, and we are transitioning customers over to this new e-commerce platform. We recently completed installation of our enhanced warehouse systems designed to ensure that our inventory is processed more accurately. We believe that this technology will help us improve order accuracy for our customers.

Distribution

        As of September 30, 2007, we distributed our products from twelve strategically located distribution centers throughout the United States. We opened an additional distribution center in Edwardsville, Kansas in October 2007. During our fiscal year 2007, we moved our distribution center in Atlanta, Georgia to a larger facility, expanded the capacity of our distribution centers in Phoenix, Arizona and Nampa, Idaho and added space to our distribution center in Denver, Colorado to allow for additional warehouse capacity. In our fiscal year ended September 30, 2006, we opened our twelfth distribution center located in Orlando, Florida, expanded operations in Denver, Colorado by moving to a new distribution and call center, and expanded our existing distribution center in Harrisburg, Pennsylvania. Once a customer's order is entered into our customized order entry system, it is electronically transmitted to the distribution center that carries the product and is closest to the customer's location. Following receipt of the order, a document is printed in the warehouse which reflects the bin location of the product to facilitate product fulfillment. The order is then packaged and shipped along with an itemized invoice. We maintain inventory levels in our warehouses appropriate to satisfy customer demand for prompt delivery and fulfillment of their product orders. Inventory levels are managed on a daily basis through our information systems. In order to meet the rapid delivery requirements of our customers, we offer next-day delivery service on most of the products we stock in our warehouses. We estimate that as of September 30, 2007, we shipped same day from our warehouses approximately 98% of the dollar value of orders placed by our customers. We currently ship the majority of our orders through United Parcel Service, Inc., or UPS, with the balance of our orders being shipped by our own delivery trucks, regional carriers and other national carriers.

Acquisitions

        In May 2006, we acquired substantially all of the assets of Northland. Northland was located in Clear Lake, Wisconsin and was a distributor of animal health products to approximately 500 veterinary practices and producers across the Midwestern United States.

        In June 2007, we acquired substantially all of the assets of Securos. Based in Charlton, Massachusetts, Securos was a provider of veterinary orthopedic products in the United States and select countries abroad and sourced private label products in the categories of veterinary surgical consumables and equipment and handheld instruments.

        In October 2007, we acquired substantially all of the assets of Tri V. Based near Detroit, Michigan, Tri V was a distributor with an 11-year history of providing animal health products to approximately 850 veterinary practices, with a particular focus on emergency clinics and ophthalmology specialists.

Competition

        The distribution and manufacture of animal health products is highly competitive. We compete with numerous vendors and distributors based on customer relationships, service and delivery, product selection, price and e-commerce capabilities. Most of our products are available from several sources, including other distributors and vendors, and our customers tend to have relationships with several distributors. In addition, our competitors could obtain exclusive rights to distribute certain products, eliminating our ability to distribute those products. Consolidation in the veterinary distribution business could result in existing competitors increasing their market share, which could give them greater pricing power, decrease our revenues and profitability, and increase the competition for customers. Our primary competitors, excluding vendors, include the following:

  •
  Butler Animal Health Supply;

  •
  Henry Schein, Inc.;

  •
  Lextron Animal Health, Inc.;

  •
  Professional Veterinary Products, Ltd.;

  •
  Animal Health International, Inc. (formerly Walco International, Inc.);

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

        Distribution of animal health products is characterized by either "ethical" or "over-the counter," commonly referred to as OTC, channels of product movement. Ethical distribution is defined as those sales of goods to licensed veterinarians for use in their professional practice. Many of these products are prescription and must be sold or prescribed by a licensed professional. OTC distribution is the movement of goods to the animal owner and the end-user. Many of these products also are purchased by licensed veterinarians for professional use or for resale to their client. There are numerous ethical and OTC distribution companies operating throughout the United States and competition in the veterinary distribution industry is intense.

Seasonality in Operating Results

        Our quarterly sales and operating results have varied significantly in the past, and will likely continue to do so in the future. Historically, our total revenues have typically been higher during the spring and fall months due to increased sales of production animal products. Product use cycles for production animal products are directly related to medical procedures performed by veterinarians on production animals during the spring and fall months. These buying patterns can also be affected by vendors' and distributors' marketing programs launched during the summer months, particularly in June, which can cause veterinarians to purchase production animal health products earlier than those products are needed. This kind of early purchasing may reduce our sales in the months these purchases would have otherwise been made. See "Risk Factors—Our quarterly operating results may fluctuate significantly, and these fluctuations may cause our stock price to fall." Additionally, while we accrue rebates as they are earned, our rebates have historically been highest during the quarter ended December 31, since some of our vendors' rebate programs were designed to include targets to be achieved near the end of the calendar year. Early in calendar year 2006, certain of our vendors modified their rebate programs with us. These rebate program modifications changed the revenue growth targets from annual-weighted calendar year targets to either quarterly or trimester growth targets. These modifications resulted in rebates previously expected to be earned and recognized in our first fiscal quarter of 2007 ending on December 31, 2006 to be recognized in our fiscal year 2006.

Trademarks

        We have registered with the United States Patent and Trademark Office the marks "MWI," "MWI Design," "MWIVET.com" and "VETONE". We believe that the MWI mark is well recognized in the animal health products industry and by veterinarians and is therefore a valuable asset of ours.

Employees

        As of September 30, 2007, we had 800 employees across the United States. We have not experienced a shortage of qualified personnel in the past, and believe that we will be able to attract such employees in the future. None of our employees are a party to a collective bargaining agreement, and we consider our relations with our employees to be good.

Website

        Our website address is www.mwivet.com and can be used to access free of charge, through the investor relations category, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. The information on our website is not incorporated as a part of this annual report. The public can also obtain copies of these reports by visiting the SEC's Public Reference Room at 100 F Street NE, Washington DC 20549, or by calling the SEC at 1-800-SEC-0330, or by accessing the SEC's website at http://www.sec.gov.

Governmental Regulation

        Our vendors of pharmaceuticals, vaccines, parasiticides and certain controlled substances are typically regulated by federal agencies, such as the Food and Drug Administration ("FDA"), the United States Department of Agriculture ("USDA"), the Environmental Protection Agency ("EPA"), and the Drug Enforcement Agency ("DEA"), as well as most similar state agencies. Therefore, we are subject, either directly or indirectly, to regulation by the same agencies. Most states and the DEA require us to be registered or otherwise keep a current permit or license to handle controlled substances. Manufacturers of vaccines are required by the USDA to comply with various storage and shipping criteria and requirements for vaccines. To the extent we distribute such products, we must comply with the same requirements, including, without limitation, the storage and shipping requirements for vaccines.

        Most state boards of pharmacy require us to be licensed in their respective states for the sale of pharmaceutical products and medical devices within their jurisdictions. As a distributor of prescription pharmaceutical products, we are subject to the Prescription Drug Marketing Act ("PDMA"). The PDMA provides governance and authority to the states to provide minimum standards, terms and conditions for the licensing by state licensing authorities of persons who "engage" in wholesale distribution (as defined by each state regulatory agency) in interstate commerce of prescription drugs. With this authority, states require site-specific registrations for the parties that engage in the selling and/or physical distribution of pharmaceutical products into their state in the form of out-of-state registrations. Effective December 1, 2006, the federal drug pedigree requirements of the FDA under the PDMA went into effect. Although a court injunction was granted regarding some provisions, the FDA mandated that all distributors that are not the manufacturer's authorized distributor must provide a record of all previous transactions. This transaction history is also referred to as a pedigree. The federal pedigree regulations require tracking human labeled prescription products through the entire distribution chain and are applicable to distributors that do not have a written agreement with the manufacturer granting the wholesale distributor status as an "Authorized Distributor of Record." Selling and/or distributing products without the appropriate registrations may subject us to fines, penalties, misdemeanor or felony convictions, and/or seizure of the products involved. We have a Manager of Regulatory Compliance and have engaged outside consultants as needed to assist us in meeting and complying with the various state and federal licensure requirements to which we are subject.

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

Environmental Considerations

        We do not currently manufacture or alter in any way the composition of the vast majority of the products that we distribute. All products are distributed in compliance with the relevant rules and regulations as approved by various state and federal agencies.

Executive Officers

        The following table sets forth the names, ages and titles, as well as a brief account of the business experience, of each person who was an executive officer of the Company as of September 30, 2007:

Name	Age	Title
James F. Cleary, Jr.	44	Board Director, President and Chief Executive Officer
Mary Patricia B. Thompson	44	Senior Vice President of Finance and Administration, Chief Financial Officer
James W. Culpepper	53	Vice President of Inventory Management
Jeffrey J. Danielson	47	Vice President of Sales
John J. Francis	54	Vice President and General Manager of the Specialty Resources Group
James S. Hay	64	Vice President and Chief Information Officer
Bryan P. Mooney	39	Vice President of Operations
John R. Ryan	38	Vice President of Marketing

        James F. Cleary, Jr. has served as President since March 2000 and Chief Executive Officer since June 2002. Mr. Cleary has also been a member of the board of directors since June 2002. He joined MWI in January 1998 as Director of National Accounts and was promoted to Vice President of Demand Generation in 1999. Mr. Cleary was Vice President of Agri Beef Co., MWI's former parent, from 1996 to 1998. From 1990 to 1996, Mr. Cleary was employed in management positions with Morrison Knudsen Corporation and its affiliate MK Rail Corporation. Mr. Cleary graduated from Dartmouth College in 1985 with a Bachelor of Arts in Economics and received his Masters of Business Administration from Harvard Business School in 1990. Mr. Cleary is also a member of the board of directors of Agri Beef Co. and Seroyal Holdings, L.P., and a manager of Feeders' Advantage, L.L.C. Mr. Cleary is the brother-in-law of Mr. Robert Rebholtz, one of our board directors.

        Mary Patricia B. Thompson has served as Senior Vice President of Finance and Administration, Chief Financial Officer since August 2006, with oversight of finance, regulatory compliance, inventory management, information technology and human resources. Ms. Thompson was the Vice President, Secretary and Chief Financial Officer from June 2002 to August 2006. Ms. Thompson joined Agri Beef Co. in 1989 as the Feedlot and Commodity Division Controller. In September 1991, Ms. Thompson was promoted to Controller of MWI Veterinary Supply Co., then a wholly-owned subsidiary of Agri Beef Co. Prior to joining Agri Beef Co., Ms. Thompson worked for Arthur Andersen LLP from 1985 to 1989, where she provided auditing and accounting services. Ms. Thompson graduated from the University of Idaho in 1985, summa cum laude, with a Bachelor of Science in Accounting. Ms. Thompson is a licensed Certified Public Accountant. Ms. Thompson is also a member of the board of directors of the American Veterinary Distributors Association and the Idaho Youth Ranch Foundation.

        James W. Culpepper has served as Vice President of Inventory Management since 1998. Mr. Culpepper joined MWI in 1997 as General Merchandise Manager. Prior to joining MWI, Mr. Culpepper worked for Payless Drug Stores for 20 years. During that period, Mr. Culpepper held various positions, including pharmacist, merchandiser and buyer of pharmaceutical supplies, and Inventory Control Manager. Mr. Culpepper graduated from Oregon State University's School of Pharmacy in 1977.

        Jeffrey J. Danielson has served as Vice President of Sales since 2001. Mr. Danielson joined MWI Veterinary Supply Co. in 1985 as an Outside Sales Representative, serving the state of Washington. From 1989 to 1991, Mr. Danielson served as Assistant Sales Manager and from 1991 to 2001 served as National Sales Manager. Mr. Danielson graduated from Colorado State University in 1983 with a Bachelor of Science in Agricultural Business.

        John J. Francis has served as Vice President and General Manager of the Specialty Resources Group since September 2006. Prior to joining MWI, Mr. Francis worked for Webster Veterinary Supply as the Vice President of Sales from April 2004 to September 2006. Mr. Francis was the Key Account Manager of Excel, a division of Cargill, Inc., from June 2002 to April 2004 and was the Vice President of Sales for Future Beef based in Parker, Colorado, from May 2000 to May 2002. From 1990 until 2000, Mr. Francis served as General Manager and then President of MWI Veterinary Supply Co. Mr. Francis graduated from Michigan State University in 1975 with a Bachelor of Science in Animal Husbandry and holds a Master of Science in Animal Science obtained in 1977 from the University of Illinois.

        James S. Hay has served as Vice President and Chief Information Officer since September 2002. Mr. Hay joined Agri Beef Co. in 1996 as Vice President of Information Systems. Prior to joining Agri Beef Co., Mr. Hay served as Director of Management Information Systems at Natural Wonders Inc. from 1991 to 1995; Director of Management Information Systems at the Oakland Tribune from 1989 to 1991; Vice President and Chief Information Officer of Liquor Barn, Inc. from 1987 to 1989; Director of Information Services at Genstar Corporation from 1974 to 1987; management consultant at Price Waterhouse from 1968 to 1974; and as a systems engineer at IBM Corporation from 1965 to 1968. Mr. Hay graduated from the University of Manitoba in 1965 with a Bachelor of Science in Mathematics and Physics.

        Bryan P. Mooney has served as Vice President of Operations since May 2005. Mr. Mooney joined MWI in January 1994 as the Operations Manager of our Denver, Colorado distribution operation and served in that capacity until May 1998. From May 1998 until February 2005, Mr. Mooney served as Manager of Transportation and Logistics and from January 2005 until May 2005 as the Western Regional Operations Manager. Mr. Mooney graduated from the University of Wyoming in 1991 with a Bachelor of Science in Agricultural Business.

        John R. Ryan has served as Vice President of Marketing since 2000. Mr. Ryan joined MWI in June 1995 as an Outside Sales Representative and served in such capacity until June 2000. Prior to joining MWI, Mr. Ryan worked for the Virbac Corporation (a companion animal pharmaceutical company) as a Territory Manager from 1993 to 1995. Mr. Ryan graduated from the University of California, Davis in 1993 with a Bachelor of Science in Animal Physiology.

Item 1A.    Risk Factors.

        In addition to the factors discussed elsewhere in this Form 10-K, the following are important factors which could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of the Company.

Our operating results may fluctuate due to factors outside of management's control.

        Our future revenues and results of operations may significantly fluctuate due to a combination of factors, many of which are outside of management's control. The most notable of these factors include:

  •
  vendor rebates based upon attaining certain growth goals;

  •
  changes in or availability of vendor rebate programs;

  •
  changes in the way vendors introduce products to market;

  •
  exclusivity requirements with certain vendors that may prohibit us from distributing competing products manufactured by other vendors;

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

        Our quarterly revenues and operating results have varied significantly in the past, and may continue to do so in the future. While we accrue rebates from vendors as they are earned, our rebates have historically been highest during the quarter ended December 31, since most of our vendors' rebate programs were designed to include targets to be achieved during the calendar year. During calendar year 2006, certain of our vendors modified their rebate programs with us. These rebate program modifications changed the revenue growth targets from annual-weighted calendar year targets to either quarterly or trimester growth targets. These modifications resulted in rebates previously expected to be earned and recognized in our first fiscal quarter 2007 ending on December 31, 2006 to be recognized in our fiscal year 2006. Historically, our revenues have been seasonal, with peak sales in the spring and fall months. The seasonal nature of our business is directly tied to the buying patterns of veterinarians for production animal health products used for certain medical procedures performed on production animals during the spring and fall months. These buying patterns can also be affected by vendors' and distributors' marketing programs launched during the summer months, particularly in June, which can cause veterinarians to purchase production animal health products earlier than those products are used. This kind of early purchasing may reduce our sales in the months these purchases would have otherwise been made. While companion animal products tend to have a different product use cycle than production animal health products, and approximately two-thirds of our revenues have been generated from sales to the companion animal market, we cannot assure you that our revenues and operating results will not continue to fluctuate on a quarter-to-quarter basis. We believe period-to-period comparisons of our results of operations are not necessarily meaningful as our future revenue and results of operations may vary substantially. It is also possible that in future quarters our results of operations will be below the expectations of securities analysts and investors. In either case, the price of our common stock could decline, possibly materially.

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

        The market for veterinary distribution services is highly competitive, continually evolving and subject to technological change. We compete with numerous vendors and distributors based on customer relationships, service and delivery, product selection, price and e-business capabilities including:

  •
  Butler Animal Health Supply;

  •
  Henry Schein, Inc.;

  •
  Lextron Animal Health, Inc.;

  •
  Professional Veterinary Products, Ltd.;

  •
  Animal Health International, Inc. (formerly Walco International, Inc.);

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

        At September 30, 2007 we distributed more than 11,000 products sourced from more than 450 vendors to over 16,000 veterinary practices. We currently do not manufacture the vast majority of our products and are dependent on these vendors for our supply of products. Our top three vendors, Fort Dodge, Pfizer and Vedco, supplied products that accounted for approximately 43%, 44% and 45% of our revenues for our fiscal years ended September 30, 2007, 2006 and 2005, respectively. Our ten largest vendors supplied products that accounted for approximately 70%, 70% and 73% of our revenues for the fiscal years ended September 30, 2007, 2006 and 2005, respectively.

        Our ability to sustain our gross profits has been, and will continue to be, dependent in part upon our ability to obtain favorable terms and access to new and existing products from our vendors. These terms may be subject to changes from time to time by vendors, such as changing from a "buy/sell" to an agency relationship, or from an agency to a "buy/sell" relationship. In a "buy/sell" transaction, we purchase or take inventory of products from our vendors. Under an agency relationship, when we receive orders for products from a customer, we transmit the order to the vendor who then picks, packs and ships the products. Any changes from "buy/sell" to agency or from agency to "buy/sell" could adversely affect our revenues and operating income. The loss of one or more of our large vendors, a material reduction in their supply of products to us or material changes in the terms we obtain from them could have a material adverse effect on our business, financial condition and results of operations.

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

Exclusivity requirements and failures to continue relationships with vendors may cause us to lose access to certain products and erode our market share.

        We may not be able to establish or maintain relationships with key vendors in the animal health industry if we have established relationships with competitors of these key vendors. We have written agreements with approximately 40 of our vendors, including Fort Dodge and Pfizer. Some of our agreements with vendors are for one-year periods. Upon expiration, we may not be able to renew our existing agreements on favorable terms, or at all.

        In addition, during the course of our negotiation of these agreements certain vendors may require us to distribute their products on an exclusive basis, which would cause us to forego distributing competing products that may also be profitable. In this situation we are often forced to project future sales of competing products so that we can elect to distribute the product that we believe will be more profitable. Our projections may not be correct, and we may be contractually prohibited from distributing products that gain market share at the expense of the products that we distribute. Competitors of ours could also obtain exclusive rights to market particular products, which we would be unable to market. If we lose the right to distribute products under such agreements, or are required to exclusively distribute certain products at the expense of others that may be more profitable, we may lose access to certain products and lose a competitive advantage. Potential competitors could sell products from vendors that we fail to continue with and erode our market share.

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

  •
  If market demand for our products increases suddenly, our current vendors might not be able to fulfill our commercial needs, which would require us to seek new manufacturing arrangements or find new sources of supply, and may result in substantial delays in meeting market demand. If we consistently generate more demand for a product than a given vendor is capable of handling, it could lead to large backorders and potentially lost sales to competitive products that are more readily available.

  •
  We may not be able to control or adequately monitor the quality of products we receive from our vendors. Poor quality products could damage our reputation with our customers.

  •
  Some of our third party vendors are subject to ongoing periodic unannounced inspection by regulatory authorities, including the FDA, the USDA, the EPA, the DEA and other federal and state agencies for compliance with strictly enforced regulations. We do not have control over our vendors' compliance with these regulations and standards. Violations could potentially lead to interruptions in supply that could lead to lost sales to competitive products that are more readily available.

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

        Our two largest customers, Banfield and Feeders' Advantage (a related party), accounted for approximately 10% and 5% of our product sales for our fiscal year ended September 30, 2007, respectively, and 10% and 6% for our fiscal years ended September 30, 2006 and 2005, respectively. Our ten largest customers, excluding Banfield and Feeders' Advantage, accounted for approximately 5% of our product sales for our fiscal years ended September 30, 2007, 2006 and 2005. Our business and results of operations could be adversely affected if the business of these customers was lost. We cannot guarantee that we will maintain or improve our relationships with these customers or that we will continue to supply these customers at current levels. Banfield, Feeders' Advantage and other customers may seek to purchase some of the products that we currently sell directly from the vendors or from one or more of our competitors. Furthermore, our customers are not required to purchase any minimum amount of products from us. The loss of Banfield or Feeders' Advantage or deterioration in our relations with either of them could significantly affect our financial condition and results of operations. Additionally, deterioration in the financial condition of one or more of our customers could have a material adverse effect on our results of operations.

Failure to effectively manage growth could impair our business.

        Since fiscal 2000, we have experienced rapid growth and expansion, largely due to internal growth initiatives. Our revenues increased from $195.6 million for our fiscal year ended September 30, 2000 to

$710.1 million for our fiscal year ended September 30, 2007. Our number of employees increased by approximately 500 individuals during the same period.

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

        The veterinary distribution industry is subject to changing political and regulatory influences. Both state and federal government agencies regulate the distribution of certain animal health products and we are subject to regulation, either directly or indirectly, by the FDA, the USDA, the EPA, the DEA and comparable state agencies. As a distributor of prescription pharmaceutical products, we are also subject to the PDMA, which provides for minimum standards, terms and conditions to be maintained for licensing as a distributor. The regulatory stance these agencies take could change. Our vendors are subject to regulation by the FDA, the USDA, the EPA the DEA, and the PDMA, as well as other federal and state agencies, and material changes to the applicable regulations could affect our vendors' ability to manufacture certain products, which could adversely impact our product supply. In addition, some of our customers may rely, in part, on farm and agricultural subsidy programs. Changes in the regulatory positions that impact the availability of funding for such programs could have an adverse impact on our customers' financial positions, which could lead to decreased sales.

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

        We cannot assure you that existing laws and regulations will not be revised or that new, more restrictive laws will not be adopted or become applicable to us or the products that we distribute or dispense. Effective December 1, 2006, the federal drug pedigree requirements of the FDA under the PDMA went into effect. Although a court injunction was granted regarding some provisions, the FDA mandated that all distributors that are not the manufacturers authorized distributor must provide a record of all previous transactions. This transaction history is also referred to as a pedigree. The federal pedigree regulations require tracking human labeled prescription products through the entire distribution chain and are enforceable for distributors that do not have a written agreement with the manufacturer granting the wholesale distributor status as an "Authorized Distributor of Record." We cannot assure you that the vendors of products that may become subject to more stringent laws will not try to recover any or all increased costs of compliance from us by increasing the prices at which we purchase products from them, or, that we will be able to recover any such increased prices from our customers. We also cannot assure you that our business and financial condition will not be materially and adversely affected by future changes in applicable laws and regulations.

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

        Also, due to the specialized nature of our products and services, generally only highly qualified and trained sales representatives have the necessary skills to market our products and provide our services. These individuals develop relationships with our customers that could be damaged if these employees are not retained. We face intense competition for the hiring of these professionals, and many professionals in the field that may otherwise be attractive candidates for us to hire may be bound by non-competition agreements with our competitors. Any failure on our part to hire, train and retain a sufficient number of qualified professionals would damage our business. We do not generally enter into agreements that contain non-competition provisions with our employees, other than with members of our senior management team, former owners of acquired companies and certain other employees.

Failure of, or security problems with, our information systems could damage our business.

        Our information systems are dependent on third party software, global communications providers, telephone systems and other aspects of technology and Internet infrastructure that are susceptible to failure. Though we have implemented security measures and some redundant systems, our customer satisfaction and our business could be harmed if we or our vendors experience any system delays, failures, loss of data, power outages, computer viruses, break-ins, unauthorized access by competitors or similar disruptions. We currently process all customer transactions and data at our facilities in Meridian, Idaho. Although we have safeguards for emergencies, including, without limitation, sophisticated back-up systems, the occurrence of a major catastrophic event or other system failure at any of our distribution facilities could interrupt data processing or result in the loss of stored data. This may result in the loss of customers or a reduction in demand for our services. Only some of our systems are fully redundant and although we do carry business interruption insurance, it may not be sufficient to compensate us for losses that may occur as a result of system failures. If a disruption occurs, our profitability and results of operations may suffer.

The outbreak of an infectious disease within either the production animal or companion animal population could have a significant adverse effect on our business and our results of operations.

        An outbreak of disease affecting animals, such as foot-and-mouth disease, avian influenza or bovine spongiform encephalopathy, commonly referred to as "mad cow disease," could result in the widespread destruction of affected animals and consequently result in a reduction in demand for animal health products. In addition, outbreaks of these or other diseases or concerns of such diseases could create adverse publicity that may have a material adverse effect on consumer demand for meat, dairy and poultry products, and, as a result, on our customers' demand for the products we distribute. The outbreak of a disease among the companion animal population which could cause a reduction in the demand for companion animals could also adversely affect our business. Although we have not been adversely impacted by the outbreak of a disease in the past, there can be no assurance that a future outbreak of an infectious disease will not have an adverse effect on our business.

We may be subject to product liability and other claims in the ordinary course of business.

        Our business involves a risk of product liability and other claims in the ordinary course of business, for example arising from shipping mislabeled or outdated product or disputes among competing vendors. We maintain general liability insurance with policy limits of $1.0 million per incident and $2.0 million in the aggregate, and in many cases we have indemnification rights against such claims from the manufacturers of the products we distribute. We do not maintain a separate product liability insurance policy because we do not currently manufacture the vast majority of the products that we sell. Our ability to recover under insurance or indemnification arrangements is subject to the financial viability of the insurers and manufacturers. We cannot assure you that our insurance coverage or the manufacturers' indemnity will be available or sufficient in any future cases brought against us.

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

        Any borrowings on the revolving credit facility will be at variable rates of interest and expose us to interest rate risk based on market rates. If interest rates increase, our debt service obligations on any future variable rate indebtedness that we may incur on our revolving credit facility would increase even if the amount borrowed remained the same, and our net income and cash available for servicing our indebtedness would decrease. Our variable rate debt as of September 30, 2007 was approximately $0.3 million (comprised of $0 credit facility and $0.3 million promissory note). Our interest expense for fiscal year 2007 was approximately $0.5 million and was approximately $2.0 million for fiscal year 2006. A 1% increase in the average interest rate would not have a material impact on our operations assuming our current level of debt. However, if we had to borrow additional funds to operate our business, the change in interest rates could affect our operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        The table below provides a summary of the Company's principal facilities as of September 30, 2007:

Location	Total Square Feet(1)	Leased or Owned	Principal Function
Meridian, Idaho	34,000	Leased	Headquarters and call center
Sturbridge, Massachusetts	15,000	Leased	Securos office
Atlanta, Georgia	41,000	Leased	Distribution center and call center
Clear Lake, Wisconsin	25,000	Leased	Distribution center, call center and pharmacy
Denver, Colorado	75,000	Leased	Distribution center and call center
Fife, Washington	30,000	Leased	Distribution center
Glendale, Arizona	20,000	Leased	Distribution center
Grand Prarie, Texas	35,000	Leased	Distribution center, call center and pharmacy
Harrisburg, Pennsylvania	40,000	Leased	Distribution center and pharmacy
Holland, Michigan	25,000	Leased	Distribution center and call center
Nampa, Idaho	36,000	Leased	Distribution center and pharmacy
Orlando, Florida	30,000	Leased	Distribution center
San Antonio, Texas	19,000	Leased	Distribution center and call center
Visalia, California	52,000	Leased	Distribution center
Edwardsville, Kansas(2)	80,000	Leased	Distribution center

(1)
Rounded to the nearest thousand square feet.

(2)
This lease commenced in September 2007 and operations commenced in October 2007. We will occupy 80,000 square feet for the first eighteen months and 105,000 square feet thereafter.

Item 3.    Legal Proceedings.

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

Putney Inc. v. Pfizer Inc. and MWI Veterinary Supply, Inc., United States District Court, D. Me. 2007

        Putney sells to veterinarians and distributors a generic, human-approved form of a pharmaceutical sold by Pfizer. MWI is a party to a Distribution Agreement with Putney pursuant to which MWI purchases Putney's product for resale. The term of the agreement expires on December 31, 2007, and MWI has notified Putney that it will not renew the agreement. Pfizer has contended that the sale and promotion of Putney's product is unlawful. Putney has sued Pfizer and MWI seeking a declaration that the sale and promotion of Putney's product is lawful. Putney also alleges, as against MWI, that MWI has disparaged Putney's product, has breached the Distribution Agreement, and is obligated to indemnify Putney. No amount of damages is specified. Pfizer has filed a counterclaim, against Putney, in which it makes no claims of any type against MWI. MWI has yet to answer the complaint, and intends to contest vigorously any allegation that it has breached any agreement, disparaged Putney's product, or is otherwise liable to Putney in any way. As the action has recently been filed, and as it is not clear to what extent MWI will remain involved in or affected by this dispute, it is not reasonably possible to evaluate the likely outcome or to estimate damages, if any.

Item 4.    Submission of Matters to a Vote of Security Holders.

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock has been quoted on the Nasdaq under the symbol "MWIV" since August 3, 2005. Prior to that date there was no public market for our common stock. The following table sets forth, for the two most recent fiscal years, the high and low sales prices of our common stock, reported by the Nasdaq Global Select Market.

	Common Stock Price
	High	Low
Fiscal Year Ended September 30, 2006
First Quarter	$26.49	$19.87
Second Quarter	$36.31	$23.79
Third Quarter	$37.29	$29.25
Fourth Quarter	$38.61	$30.56
Fiscal Year Ended September 30, 2007
First Quarter	$37.44	$30.05
Second Quarter	$34.50	$30.00
Third Quarter	$40.50	$32.36
Fourth Quarter	$42.98	$33.63

        At the close of business on November 16, 2007, we had approximately 12,047,249 shares of common stock issued and outstanding. As of that date, there were approximately 34 registered holders of record. This does not reflect beneficial stockholders who hold their stock in nominee or "street" name through brokerage firms.

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

        We did not make any common stock repurchases during the fiscal year ended September 30, 2007.

Equity Compensation Plan Information

        The following table provides information as of September 30, 2007 about the common stock that may be issued under all of our existing equity compensation plans, including the 2002 Stock Plan and 2005 Stock-Based Incentive Compensation Plans. Both of these plans have been approved by our stockholders.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	441,502	$3.27	1,115,720
Equity compensation plans not approved by security holders	—	—	—

Total	441,502	$3.27	1,115,720

        The graph below compares the cumulative total stockholder return on $100 invested at the market close on August 2, 2005, the date the Company's initial public offering was priced for initial sale, through and including September 28, 2007, the last trading day before the end of our most recently completed fiscal year, with the cumulative total return of the same time period on the same amount invested in the Russell 2000 Index and a Peer Group Index, consisting of 10 companies that compete or operate in a comparable industry as the Company. The chart below the graph sets forth the actual numbers depicted on the graph.

	8/2/2005	9/30/2005	9/30/2006	9/30/2007
MWI Veterinary Supply, Inc.	$100.00	$117.35	$197.24	$222.06
Russell 2000 Index	100.00	96.99	105.39	116.98
Peer Group(1)	100.00	101.34	119.58	126.91

(1)
Peer Group consists of Amerisourcebergen Corp. (ABC), Cardinal Health Inc. (CAH), Henry Schein Inc. (HSIC), IDEXX Laboratories Inc. (IDXX), Owens & Minor Inc. (OMI), McKesson Corp. (MCK), Patterson Companies Inc. (PDCO), PetMed Express Inc. (PETS), PSS World Medical Inc. (PSSI) and VCA Antech Inc. (WOOF).

Item 6.    Selected Financial Data.

        The selected consolidated financial and operating data below represent portions of our financial statements and are not complete. You should read this information together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes to these statements included in this annual report. Historical results are not necessarily indicative of future performance.

	Year Ended September 30,
	2003	2004	2005	2006	2007
	(In thousands, except per share amounts)
Revenues:
Product sales	$315,738	$367,863	$463,272	$564,289	$664,351
Product sales to related party	22,960	22,163	28,473	34,123	36,122
Commissions	3,011	4,256	4,910	7,782	9,632

Total revenues	341,709	394,282	496,655	606,194	710,105
Cost of product sales	294,692	338,684	426,709	518,068	607,756

Gross profit	47,017	55,598	69,946	88,126	102,349
Selling, general and administrative expenses(1)	35,886	41,872	52,647	62,470	73,215
Depreciation and amortization	976	1,146	1,528	1,964	2,424

Operating income	10,155	12,580	15,771	23,692	26,710
Other income (expense):
Interest expense(2)	(3,034)	(6,098)	(6,515)	(1,959)	(545)
Other	324	322	399	499	925

Total other income (expense)	(2,710)	(5,776)	(6,116)	(1,460)	380

Income before taxes	7,445	6,804	9,655	22,232	27,090
Income tax expense	(3,116)	(4,280)	(5,098)	(8,396)	(10,215)

Net income	4,329	2,524	4,557	13,836	16,875
Accretion of redeemable preferred stock	(2,714)	—	—	—	—

Income available to common stockholders	$1,615	$2,524	$4,557	$13,836	$16,875

Earnings per common share:
Basic	$0.32	$0.50	$0.76	$1.28	$1.43
Diluted	$0.28	$0.43	$0.68	$1.25	$1.40
Shares used in computing earnings per common share:
Basic	5,013	5,038	5,970	10,773	11,764
Diluted	5,745	5,878	6,697	11,072	12,044
	As of September 30,
	2003	2004	2005	2006	2007
	(In thousands)
Cash	$36	$28	$31	$37	$8,599
Total assets	122,270	146,565	188,244	230,559	267,194
Total debt	33,972	50,149	25,177	10,948	292
Redeemable preferred stock	31,494	35,733	—	—	—
Total stockholders' equity	2,113	4,632	86,694	129,626	160,011

	Year Ended September 30,
	2003	2004	2005	2006	2007
Other Data (unaudited):(3)
Product sales from Internet as a percentage of sales	18%	18%	21%	23%	24%
Field sales representatives (at end of period)	94	111	134	155	163
Telesales representatives (at end of period)	75	79	93	106	117
Distribution centers(4)	8	9	10	12	13
Fill rate(5)	98%	98%	98%	98%	98%

(1)
Includes management fees expense of $250, $386 and $2,456 for our fiscal years ended September 30, 2003, 2004 and 2005, respectively, as a result of payments to BRS and Agri Beef Co. The management and consulting services agreement was terminated in August 2005 for a termination fee of $2,000 that is included in the management fee expense of $2,456 for fiscal year ended September 30, 2005.

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

(3)
The non-financial information included in this table is derived from reports from various departments, including human resources, operations, inventory management and sales.

(4)
The lease for our distribution center in Edwardsville, Kansas commenced in September 2007. Operations began in October 2007.

(5)
Defined as, for any period, the dollar value of orders shipped the same day they were placed from any warehouse expressed as a percentage of the total dollar value of the orders placed by customers in the period.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

        Historically, approximately two-thirds of our total revenues have been generated from sales to the companion animal market and one-third from sales to the production animal market. We intend to continue to support production animal veterinarians with a broad range of products and value-added services, however, the increasing maturity of the production animal market results in lower margins on product sales relative to the companion animal market. We intend to increase our focus on the companion animal market, which we believe is growing due to the increasing number of households with companion animals, increased expenditures on animal health and preventative care, an aging pet population, advancements in pharmaceuticals and diagnostic testing and extensive marketing programs sponsored by companion animal nutrition and pharmaceutical companies. While the average order size for companion animal health products is often smaller than production animal health products, companion animal health products typically have higher margins.

        We sell products that we source from our vendors to our customers through either a "buy/sell" transaction or an agency relationship with our vendors. In a "buy/sell" transaction, we purchase or take inventory of products from our vendors. When a customer places an order with us, we pick, pack, ship and invoice the customer for the order. We record sales from "buy/sell" transactions, which account for the vast majority of our business, as revenues in conformity with generally accepted accounting principles in the United States. In an agency relationship, we generally do not purchase and take inventory of products from our vendors. When we receive an order from our customer, we transmit the order to our vendor, who picks, packs and ships the order to our customer. In some cases, our vendor invoices and collects payment from our customer, while in other cases we invoice and collect payment from our customer on behalf of our vendor. We receive a commission payment for soliciting the order from our customer and for providing other customer service activities. The aggregate revenues we receive in agency transactions constitute the "commissions" line item on our consolidated statements of income and are recorded in conformity with accounting principles generally accepted in the United States. Our vendors determine the method we use to sell our products. Historically, vendors have occasionally switched between the "buy/sell" and agency models for particular products in response to market conditions related to that particular product. A switch between models can impact our revenues and our operating income. We cannot know in advance when a vendor will switch between the "buy/sell" and agency models or what impact, if any, such a change may have. A switch can occur even with vendors with whom we have written agreements, because most of our agreements with vendors have relatively short terms and are terminable with or without cause on short notice, normally 30 to 90 days. The impact of any individual change from a "buy/sell" to an agency model depends on the costs and expenses associated with a particular product, and can have either a positive or a negative effect on our profitability.

        We typically renegotiate vendor contracts annually. These vendor contracts may include terms defining rebates, commissions and exclusivity requirements. For example, vendors could require us to distribute their products on an exclusive basis, which could cause us to forego distributing competing products which may also be profitable. Conversely, competitors could obtain exclusive rights to market particular products, which we would be unable to market. If we lose the right to distribute products under such exclusive agreements, we may lose access to certain products and lose a competitive advantage. Exclusivity agreements could allow potential competitors to sell products that we cannot offer and erode our market share. Additionally, many of our vendors' rebate programs are based on a calendar year. Historically, the three months ended December 31 has been our most significant quarter for recognition of rebates. During calendar year 2006, certain of our vendors modified their rebate programs with us. These rebate program modifications changed the revenue growth targets from annual-weighted calendar year targets to either quarterly or trimester growth targets. These modifications resulted in rebates previously expected to be earned and recognized in our first fiscal quarter 2007 ending December 31, 2006 to be recognized in our fiscal year 2006. Vendor rebates based on sales are classified in our accompanying consolidated statements of income as a reduction to cost of product sales at the time the sales performance measures are achieved. Purchase rebates are measured against inventory purchases from the vendors and are a reduction of inventory until the product is sold. When the inventory is sold, purchase rebates are recognized as a reduction to cost of product sales.

        Total Revenues.    Our total revenues increased from $341,709 for our fiscal year ended September 30, 2003 to $710,105 for our fiscal year ended September 30, 2007. Our revenue growth has been driven by our ability to offer a broad product selection at competitive prices with high levels of customer service and support and an expansion in the number of veterinary practices to which we distribute products. We have continually added new vendor relationships to expand our product offering and field sales representatives to increase our customer reach, principally in the Southeast, Northeast and Midwest regions of the United States.

        Operating Expenses.    Our selling, general and administrative expenses increased from $35,886 for our fiscal year ended September 30, 2003 to $73,215 for our fiscal year ended September 30, 2007. Selling, general and administrative expenses consist mainly of compensation and benefits, warehouse operating supplies, occupancy and location expenses and other general corporate expenses. Our selling, general and administrative expenses as a percentage of total revenues were 10.3% for our fiscal year ended September 30, 2007, compared to 10.5% for the same period in 2003.

        Initial Public Offering.    On August 3, 2005, we completed our initial public offering in which we sold an aggregate of 4,983,334 shares (including the exercise of the underwriters' over-allotment option) of our common stock at a price of $17 per share. We received net proceeds of $77,159 after deducting the underwriting discounts and offering expenses. We used the net proceeds to redeem all of our Series A preferred stock for approximately $39,789 and to repay approximately $37,370 of borrowings outstanding on our revolving credit facility.

        Follow-on Offerings.    In the fourth quarter ended September 30, 2006, we issued 908,846 shares (including the shares issued upon the partial exercise of the underwriters' over-allotment option) of our common stock at a price of $32.25 per share. We used net proceeds of $27,341 received from this offering to pay down our borrowings on our revolving credit facility.

        In the third quarter ended June 30, 2007, we issued 348,974 shares of our common stock at a price to the public of $35.00 per share. We used the net proceeds of $11,252 received from this offering to pay down our borrowings on our revolving credit facility and for general corporate purposes.

        Acquisitions.    In fiscal year 2006, we acquired substantially all of the assets of Northland. Based in Clear Lake, Wisconsin, Northland was a distributor of animal health products to veterinary practices and producers across the Midwestern portion of the United States.

        In June 2007, we acquired substantially all of the assets of Securos. Based in Charlton, Massachusetts, Securos was a provider of veterinary orthopedic products in the United States and select countries abroad and sourced private label products in the categories of veterinary surgical consumables and equipment and handheld instruments.

        In October 2007, we acquired substantially all of the assets of Tri V. Based near Detroit, Michigan, Tri V was a distributor with an 11-year history of providing animal health products to approximately 850 veterinary practices, with a particular focus on emergency clinics and ophthalmology specialists.

        Fair values of the assets acquired and liabilities assumed as a result of these acquisitions are discussed in Note 3 "Business Acquisitions" to the consolidated financial statements.

Results of Operations

        The following tables summarize our historical results of operations for our fiscal years ended September 30, 2005, 2006 and 2007.

Summary Consolidated Results of Operations Table

	Year Ended September 30,
	2005	%	2006	%	2007	%
	(In thousands, except per share data)
Revenues:
Product sales	$463,272	93.3%	$564,289	93.1%	$664,351	93.5%
Product sales to related party	28,473	5.7%	34,123	5.6%	36,122	5.1%
Commissions	4,910	1.0%	7,782	1.3%	9,632	1.4%

Total revenues	496,655	100.0%	606,194	100.0%	710,105	100.0%
Cost of product sales	426,709	85.9%	518,068	85.5%	607,756	85.6%

Gross profit	69,946	14.1%	88,126	14.5%	102,349	14.4%
Selling, general and administrative expenses(1)	52,647	10.6%	62,470	10.3%	73,215	10.3%
Depreciation and amortization	1,528	0.3%	1,964	0.3%	2,424	0.3%

Operating income	15,771	3.2%	23,692	3.9%	26,710	3.8%
Other income (expense):
Interest expense(2)	(6,515)	(1.3)%	(1,959)	(0.3)%	(545)	(0.1)%
Earnings of equity method investees	131	0.0%	161	0.0%	169	0.0%
Other	268	0.1%	338	0.1%	756	0.1%

Total other income (expense)	(6,116)	(1.2)%	(1,460)	(0.2)%	380	0.0%
Income before taxes	9,655	2.0%	22,232	3.7%	27,090	3.8%
Income tax expense	(5,098)	(1.0)%	(8,396)	(1.4)%	(10,215)	(1.4)%

Net income	$4,557	1.0%	$13,836	2.3%	$16,875	2.4%

Earnings per common share:
Basic	$0.76		$1.28		$1.43
Diluted	$0.68		$1.25		$1.40
Shares used in computing
earnings per common share:
Basic	5,970		10,773		11,764
Diluted	6,697		11,072		12,044

(1)
Includes management fees expense of $2,456 for our fiscal year ended September 30, 2005, as a result of payments to BRS and Agri Beef Co. The management and consulting services agreement was terminated in August 2005 for a termination fee of $2,000 that is included in the management fee expense of $2,456 for fiscal year ended September 30, 2005.

(2)
Includes accretion of our Series A preferred stock dividends, which is nondeductible for income tax purposes. Accretion expense included as a component of interest expense was $4,055 for our fiscal year ended September 30, 2005. We used a portion of the proceeds from our initial public offering in August 2005 to redeem all the Series A preferred stock.

Fiscal 2007 Compared to Fiscal 2006

        Total Revenues.    Total revenues increased $103,911, or 17.1%, to $710,105 for the fiscal year ended September 30, 2007 from $606,194 for the fiscal year ended September 30, 2006. This increase was attributable to an increase in product sales volumes of a wide variety of products to both existing and new customers. Revenues attributable to new customers represented approximately 66% of the growth in total revenues during the fiscal year ended September 30, 2007. Revenues attributable to existing customers represented approximately 34% of the growth in total revenues during the fiscal year ended September 30, 2007. For the purpose of calculating growth rates of new and existing customer revenue, we have defined a new customer as a customer that did not purchase product from us in the corresponding fiscal quarter of the prior year, with the remaining customer base being considered an existing customer. Revenues from new customers for each fiscal quarter are summed to arrive at the estimated year-to-date revenue for new customers. Contributing to the growth in revenues to both new and existing customers for the fiscal year ended September 30, 2007 as compared to the prior fiscal year was the addition of new product lines, including the leading antibiotic for dogs and cats. Also, the fiscal year 2007 included all four quarters of revenues resulting from the acquisition of substantially all of the assets of Northland while fiscal year 2006 included approximately two quarters of such revenues.

        Commission revenues increased $1,850, or 23.8%, to $9,632 for the fiscal year ended September 30, 2007 from $7,782 for the fiscal year ended September 30, 2006. The increase of commission revenues was due to the increase in gross agency billings of $42,975, or 28.4%, to $194,351 for the fiscal year ended September 30, 2007 from $151,376 for the fiscal year ended September 30, 2006.

        Gross Profit.    Gross profit increased $14,223, or 16.1%, to $102,349 for the fiscal year ended September 30, 2007 from $88,126 for the fiscal year ended September 30, 2006. The change in gross profit is a result of increased total revenues as discussed above, offset by decreased vendor rebates. Vendor rebates decreased by approximately $664 for the fiscal year ended September 30, 2007 as compared to the fiscal year ended September 30, 2006. This decrease was largely offset by an increase in our product margins for fiscal year 2007 compared to fiscal year 2006. Vendor rebates have historically been highest during our first fiscal quarter ended December 31, since certain significant vendor rebate programs were designed to include annual targets to be achieved based on the calendar year. Vendor modifications to rebate programs from annual-weighted calendar year growth targets to either quarterly or trimester growth targets resulted in a shift of rebate dollars that historically would have been earned in our first quarter of fiscal year 2007 ending December 31, 2006 to be earned in the fiscal year 2006. The growth in vendor rebates during the 2006 fiscal year included approximately $2.5 million ($1.5 million after-tax) due to this shift in the timing of rebates.

        Gross profit as a percentage of total revenues was 14.4% for the fiscal year ended September 30, 2007, compared to 14.5% for the fiscal year ended September 30, 2006. The decrease in our gross profit as a percentage of total revenues was primarily due to a decrease in vendor rebates as discussed above.

        Selling, General and Administrative Expenses ("SG&A").    SG&A increased $10,745, or 17.2%, to $73,215 for the fiscal year ended September 30, 2007 from $62,470 for the fiscal year ended September 30, 2006. This increase was primarily due to increased compensation and benefits costs and occupancy and location costs. Compensation costs increased due to the addition of 81 employees, which includes 17 employees from the Securos acquisition and the full year of costs related to the employees acquired from Northland. Compensation costs also increased as a result of increased sales commissions that are directly correlated with the sales growth. The increase in benefits costs was a result of increased headcount as well as higher health insurance costs. These costs increased as a result of higher participant claims than experienced in the past. Occupancy and location costs increased as a result of changes in our distribution centers. We moved our Atlanta, Georgia to a larger facility to accommodate capacity needs. We also added capacity to our distribution centers in Denver, Colorado, Phoenix, Arizona, and Nampa, Idaho. Additionally, we prepared for the opening of our distribution center in Edwardsville, Kansas. Certain expenses were incurred in the fourth quarter of fiscal year 2007 in anticipation of the opening of this distribution center that increased our SG&A expenses. The facility did not commence operations until October 2007. SG&A as a percentage of revenue was 10.3% for each of the fiscal years ended September 30, 2007 and 2006.

        Depreciation and Amortization.    Depreciation and amortization expense increased $460, or 23.4%, to $2,424 for the fiscal year ended September 30, 2007 from $1,964 for the fiscal year ended September 30, 2006. The expansion and improvements of our distribution centers as well as the implementation of new technologies contributed to the increase in depreciation expense. In addition, amortization expense increased as a result of intangible assets acquired in the purchases of Northland and Securos.

        Other Expenses.    Other expenses decreased $1,840, or 126.0%, to $380 in income for the fiscal year ended September 30, 2007 from $1,460 in expense for the fiscal year ended September 30, 2006. The decrease in other expenses was primarily due to a reduction in interest expense of $1,414 in the fiscal year ended September 30, 2007 as compared to the same period in the prior year. This was a result of the issuance of additional shares of common stock in July 2006 and April 2007, the proceeds of both of which were partially used to pay down the credit facility. The issuance of common stock in April 2007 and cash provided by operations also led to a positive cash balance for the majority of the remainder of the year which contributed to interest income of approximately $424.

        Income Tax Expense.    Our effective tax rate was 37.7% for the fiscal year ended September 30, 2007 and 37.8% for the fiscal year ended September 30, 2006.

Fiscal 2006 Compared to Fiscal 2005

        Total Revenues.    Total revenues increased $109,539, or 22.1%, to $606,194 for the fiscal year ended September 30, 2006 from $496,655 for the fiscal year ended September 30, 2005. This increase was attributable to an increase in product sales volumes of a wide variety of products to both existing and new customers. Revenues attributable to new customers represented approximately 48.5% of the growth in total revenues during the fiscal year ended September 30, 2006. Revenues attributable to existing customers represented approximately 51.5% of the growth in total revenues during the fiscal year ended September 30, 2006. For the purpose of calculating growth rates of new and existing customer revenue, we have defined a new customer as a customer that did not purchase product from us in the corresponding fiscal quarter of the prior year, with the remaining customer base being considered an existing customer. Revenues from new customers for each fiscal quarter are summed to arrive at the estimated year-to-date revenue for new customers. Contributing to the growth in revenues to both new and existing customers for the fiscal year ended September 30, 2006 as compared to the prior fiscal year was the addition of non-steroidal anti-inflammatory drugs for dogs, the addition of new cattle antibiotics and the conversion to a "buy/sell" arrangement for an equine West Nile Virus vaccine that was a commission-based agency relationship for part of the prior fiscal year. The integration of Northland in the third quarter of the fiscal year ended September 30, 2006 contributed to new customer revenue growth of approximately $4,200 for the year. Additionally, the fiscal year 2006 included four quarters of revenues resulting from the acquisition of substantially all the assets of Vetpo Distributors, Inc. ("Vetpo") in January 2005. Fiscal year 2005 included only three quarters of such revenues.

        Commission revenues increased $2,872, or 58.5%, to $7,782 for the fiscal year ended September 30, 2006 from $4,910 in the prior fiscal year. The increase of commission revenues was due to the increase in gross agency billings of $48,493, or 47.1%, to $151,376 for the fiscal year ended September 30, 2006 from $102,883 in the prior fiscal year.

        Gross Profit.    Gross profit increased $18,180, or 26.0%, to $88,126 for the fiscal year ended September 30, 2006 from $69,946 for the fiscal year ended September 30, 2005. The increase in gross profit was a result of increased total revenues as discussed above and increased vendor rebates. Vendor rebates contributed to the gross profit dollar improvement by approximately $5,900 for the fiscal year ended September 30, 2006 as compared to the fiscal year ended September 30, 2005. Vendor rebates have historically been highest during our first fiscal quarter ended December 31, since certain significant vendor rebate programs were designed to include annual targets to be achieved based on the calendar year. Vendor modifications to rebate programs from annual-weighted calendar year growth targets to either quarterly or trimester growth targets resulted in a shift of rebate dollars that historically would have been earned in our first quarter of fiscal year 2007 ending December 31, 2006 to be earned in the fiscal year 2006. The growth in vendor rebates during the 2006 fiscal year included approximately $2.5 million ($1.5 million after-tax) due to this shift in the timing of rebates. The additional growth was attributable to our sales growth with key vendors and the addition of new programs related to new product offerings.

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

        Selling, General and Administrative Expenses.    SG&A increased $9,823, or 18.7%, to $62,470 for the fiscal year ended September 30, 2006 from $52,647 for the fiscal year ended September 30, 2005. This increase was primarily due to increased compensation costs, outside fees and services, location and travel and occupancy costs. Compensation costs increased due to the addition of 123 employees, primarily in our distribution centers, corporate office and sales force. Additionally, the increase in compensation cost was impacted by 50 employees that joined us in January 2005 in connection with the acquisition of Vetpo and the 17 employees that joined us in May 2006 as a result of the Northland acquisition. Compensation costs also increased as a result of increased sales commissions that are directly correlated with the sales growth. The increase in outside fees and services was primarily due to our use of a temporary workforce to support our sales growth and demand in our distribution centers, increased professional services fees related to operating as a public company and increased credit card and other bank fees. Increases in location and travel costs are due to increased headcount and costs associated with supporting our sales growth. Increases in occupancy costs are due primarily to the relocation of our distribution centers in Nampa, Idaho and Denver, Colorado from owned properties to leased properties; the opening of our new distribution center in Orlando, Florida, and the leased facilities used as a result of the Vetpo and the Northland acquisitions. SG&A as a percentage of revenue was 10.3% for the fiscal year ended September 30, 2006, down from 10.6% for the fiscal year ended September 30, 2005. The decrease was primarily due to a $2,000 pre-tax charge incurred in August 2005 for the termination of a management and consulting services agreement, partially offset by the increase in outside fees and services and location costs.

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

Seasonality in Operating Results

        Our quarterly sales and operating results have varied significantly in the past, and will likely continue to do so in the future. Historically, our total revenues have typically been higher during the spring and fall months due to increased sales of production animal products. Product use cycles for production animal products are directly related to medical procedures performed by veterinarians on production animals during the spring and fall months. These buying patterns can also be affected by vendors' and distributors' marketing programs launched during the summer months, particularly in June, which can cause veterinarians to purchase production animal health products earlier than those products are needed. This kind of early purchasing may reduce our sales in the months these purchases would have otherwise been made. See "Risk Factors—Our quarterly operating results may fluctuate significantly, and these fluctuations may cause our stock price to fall." Additionally, while we accrue rebates as they are earned, our rebates have historically been highest during the quarter ended December 31, since some of our vendors' rebate programs were designed to include targets to be achieved near the end of the calendar year. Early in calendar year 2006, certain of our vendors modified their rebate programs with us. These rebate program modifications changed the revenue growth targets from annual-weighted calendar year targets to either quarterly or trimester growth targets. These modifications resulted in rebates previously expected to be earned and recognized in our first fiscal quarter of 2007 ending on December 31, 2006 to be recognized in our fiscal year 2006.

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

	For the three-months ended
	Dec. 31, 2005	Mar. 31, 2006	Jun. 30, 2006	Sept. 30, 2006	Dec. 31, 2006	Mar. 31, 2007	Jun. 30, 2007	Sept. 30, 2007
	(In thousands, except per share amounts)(1)
Revenues:
Product sales	$127,048	$133,255	$154,295	$149,692	$149,787	$163,311	$173,548	$177,705
Product sales to related party	9,355	8,001	7,467	9,300	9,559	8,867	7,750	9,946
Commissions	1,413	2,093	2,190	2,085	1,699	2,875	2,555	2,503

Total revenues	137,816	143,349	163,952	161,077	161,045	175,053	183,853	190,154
Cost of product sales	115,064	123,421	141,041	138,542	135,296	150,631	158,391	163,438

Gross profit	22,752	19,928	22,911	22,535	25,749	24,422	25,462	26,716
Selling, general and administrative expenses	14,553	15,099	16,389	16,429	17,694	17,806	18,302	19,413
Depreciation and amortization	442	473	495	554	569	602	603	650

Operating income	7,757	4,356	6,027	5,552	7,486	6,014	6,557	6,653
Other income (expense):
Interest expense	(555)	(578)	(466)	(361)	(269)	(160)	(76)	(40)
Earnings of equity method investees	45	37	35	44	45	42	35	47
Other	90	77	84	88	90	101	243	322

Total other income (expense)	(420)	(464)	(347)	(229)	(134)	(17)	202	329
Income before taxes	7,337	3,892	5,680	5,323	7,352	5,997	6,759	6,982
Income tax expense	(2,898)	(1,537)	(1,911)	(2,049)	(2,748)	(2,309)	(2,499)	(2,659)

Net income	$4,439	$2,355	$3,769	$3,274	$4,604	$3,688	$4,260	$4,323

Earnings per common share:
Basic	$0.42	$0.22	$0.36	$0.29	$0.40	$0.32	$0.36	$0.36
Diluted	$0.41	$0.22	$0.35	$0.28	$0.39	$0.31	$0.35	$0.35

(1)
The sums of the quarterly line items may not agree to the year-to-date amounts as a result of rounding.

Liquidity and Capital Resources

        Our principal sources of liquidity are cash flows generated from operations and borrowings on our revolving credit facility under our credit agreement. We use capital primarily to fund day-to-day operations and to maintain sufficient inventory levels in order to promptly fulfill customer orders and to expand our operations and sales growth. We believe our capital resources will be sufficient to meet our anticipated cash needs for at least the next twelve months.

        On August 3, 2005, we completed our initial public offering in which we sold an aggregate of 4,983,334 shares (including the exercise of the underwriters' over-allotment option) of our common stock at a price of $17 per share. We received net proceeds of $77,159 after deducting the underwriting discounts and offering expenses. We used the net proceeds to redeem all of our Series A preferred stock for approximately $39,789 and to repay approximately $37,370 of borrowings outstanding on our revolving credit.

        In the fourth quarter ended September 30, 2006, we issued 908,846 shares (including the shares issued upon the partial exercise of the underwriters' over-allotment option) of our common stock at a price of $32.25 per share. We used net proceeds of $27,341 received from this offering to pay down borrowings on our revolving credit facility.

        In the third quarter ended June 30, 2007, we issued 348,974 shares of our common stock at a price to the public of $35.00 per share. We used the net proceeds of $11,252 received from this offering to pay down our borrowings on our revolving credit facility and for general corporate purposes.

        Operating Activities.    For fiscal year ended September 30, 2007, cash provided by operating activities was $15,379, and was primarily attributable to net income of $16,875 and an increase in accounts payable and accrued expenses of $17,311. This amount was partially offset by an increase in receivables of $11,797 and inventories of $8,795. The increase in net income is a result of the factors discussed above in "Results of Operations." The increase in accounts receivable is primarily related to the increase in sales and the continued offering of extended payment terms to production animal veterinarians in response to market conditions. The increased levels of inventory and accounts payable are related to purchases to correspond to increased sales, purchases to achieve target volumes and service levels, and the opening of a new distribution center located in Edwardsville, Kansas.

        For fiscal year ended September 30, 2006, cash used in operating activities was $7,751, and was primarily attributable to an increase in receivables of $21,022 and inventories of $15,114. This amount was partially offset by net income of $13,836 and an increase in accounts payable of $12,839. The increase in net income is a result of the factors discussed above in "Results of Operations". The increase in accounts receivable is primarily related to the increase in sales and the continued offering of extended payment terms to production animal veterinarians in response to market conditions. The increased levels of inventory and accounts payable are related to purchases to correspond to increased sales; purchases to achieve target volumes and service levels; and purchases related to the new distribution center acquired in the Northland acquisition and the opening of a new distribution center located in Orlando, Florida.

        For fiscal year ended September 30, 2005, cash used in operating activities was $5,611 and was primarily attributable to increases in inventories of $17,334 and accounts receivable of $15,276. This amount was partially offset by an increase in accounts payable of $15,837, non-cash accretion of the Series A preferred stock dividends of $4,055 (included in interest expense) and net income of $4,557. The increased levels of inventory and accounts payable resulted from moving certain products we sell from a commission-based agency arrangement to a "buy/sell" arrangement, increased sales growth requiring higher levels of inventory and new product offerings. Increased accounts receivables are directly related to the increase in sales. Additionally, we provided extended payment terms to production animal veterinarians in June and July of 2005 in response to market conditions.

        Investing Activities.    For fiscal year ended September 30, 2007, net cash used in investing activities was $8,749. Significant transactions impacting cash used in investing activities include the acquisition of substantially all of the assets of Securos for $4,661 and capital expenditures of $3,872 primarily related to the new distribution center in Edwardsville, Kansas and expansion and improvements made to our existing distribution centers. Additionally, we added new technology to our distribution centers to improve receiving inventory. We also used cash to improve our e-commerce site at www.mwivet.com.

        For fiscal year ended September 30, 2006, net cash used in investing activities was $6,065. Significant transactions impacting cash used in investing activities include the acquisition of substantially all of the assets of Northland for $3,551 and capital expenditures of $3,663 primarily related to the relocation of our existing distribution center to a new larger distribution center in Denver, Colorado, the opening of a new distribution center in Orlando, Florida and the expansion of the Northland facility. Additionally, we completed the sale of a distribution center previously operated in Denver, Colorado for $1,455.

        For fiscal year ended September 30, 2005, net cash used in investing activities was $6,529 and was primarily attributable to the acquisition of certain assets of Vetpo and Memorial Pet Care, Inc. ("Memorial Pet Care"). In addition, in April 2005, we relocated from an existing distribution center facility to a larger distribution center facility in Nampa, Idaho. The capital expenditures for the equipment for this facility were approximately $657. We also began the relocation of our Denver, Colorado distribution center to a new, larger, 58,737 square-foot facility that was opened in December 2005.

        Financing Activities.    For fiscal year ended September 30, 2007, net cash provided by financing activities was $1,932, and was primarily attributable to net proceeds of $11,252 from the issuance of 348,974 shares of common stock completed in the third quarter ended June 30, 2007. The proceeds were primarily used to reduce outstanding debt under our revolving credit facility, which had a balance of $10,559 at September 30, 2006.

        For fiscal year ended September 30, 2006, net cash provided by financing activities was $13,822, and was primarily attributable to net proceeds of $27,341 from the issuance of 908,846 shares of common stock completed in the fourth quarter ended September 30, 2006. The proceeds were primarily used to reduce outstanding debt under our revolving credit facility.

        For fiscal year ended September 30, 2005 net cash provided by financing activities was $12,143 and was primarily due to the net proceeds of $77,159 received from our initial public offering in August 2005. These proceeds were used to redeem all of our Series A preferred stock for $39,789 and to repay approximately $37,370 of borrowings outstanding on our revolving credit facility.

        Capital Resources.    On December 13, 2006, MWI Co., (our wholly-owned subsidiary) as borrower, entered into an unsecured credit agreement with us and Memorial Pet Care, as guarantors, and Bank of America, N.A. and Wells Fargo Bank, N.A., (collectively, the "lenders") for the provision of a revolving credit facility (the "facility"). The facility allows for borrowings in the aggregate of $70,000, with the right to request an increase in the commitment of the lenders to $100,000. The facility has a maturity date of December 1, 2011 and a variable interest rate equal to the Daily LIBOR Floating Rate or the LIBOR 1-month fixed rate (at our option) plus a margin ranging from 0.7% to 1.25%. The lenders also receive an unused line fee and letter of credit fee equal to 0.125% of the unused amount of the facility. Our outstanding balance on the facility at September 30, 2007 was $0. This facility replaced the five-year Credit Agreement dated June 18, 2002 between MWI Co. and Bank of America, N.A., which had an outstanding balance at September 30, 2006 of $10,559.

        From time to time we issue letters of credit to act as guarantee of payment to specified third parties. We had eleven letters of credit totaling $940 and $780 at September 30, 2007 and 2006, respectively. There were no outstanding borrowings on these letters of credit at September 30, 2007 or 2006.

        In January 2005, we issued a promissory note in the aggregate principal amount of $487 in partial consideration for the purchase of substantially all the assets of Vetpo. The note bears interest at the prime rate, payable quarterly. The principal of the note is payable in five equal annual installments, which began on January 1, 2006. At September 30, 2007, we owed $292 on this note payable.

Contractual Obligations

Contractual Obligations

        Our contractual obligations at September 30, 2007 mature as follows (in thousands):

	Payments Due by Period
	Total	1 Year or less	2-3 Years	4-5 Years	More than 5 Years
Line-of-credit(1)	$—	$—	$—	$—	$—
Operating lease commitments(2)	14,183	2,678	4,843	3,416	3,246
Long-term debt obligations (including current portion)	292	97	195	—	—
Interest on long-term debt and line-of-credit(3)	393	104	186	103	—
Other long-term obligations(4)	528	406	122	—	—

Total contractual obligations	$15,396	$3,285	$5,346	$3,519	$3,246

(1)
The line-of-credit balance at September 30, 2007 was $0.

(2)
In October 2007, we renewed two lease agreements for a combined 19,000 square foot distribution center located in San Antonio, Texas with an average annual lease expense of $82 and expiring in 2010.

(3)
Future interest payments are calculated based on the assumption that all debt is outstanding until maturity. For debt instruments with variable interest rates and unused commitment fees, interest has been calculated for all future periods using the rates in effect at September 30, 2007.

(4)
Other long-term obligations include contracts related to information technology services, telecommunications and financial services.

Guarantees

        We provide guarantees, indemnifications and assurances to others in the ordinary course of our business. We have evaluated our agreements that contain guarantees and indemnification clauses in accordance with the guidance of Financial Accounting Standards Board ("FASB") Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.

        We enter into a wide range of indemnification arrangements in the ordinary course of business. These include tort indemnities, tax indemnities, indemnities against third party claims arising out of arrangements to provide services to us, indemnities in merger and acquisition agreements and indemnities in agreements related to the sale of our securities. Also, our governance documents and the governance documents of all of our subsidiaries provide for the indemnification of individuals made party to any suit or proceeding by reason of the fact that the individual was acting as an officer, director or agent of the relevant company or as a fiduciary of a company-sponsored welfare benefit plan. We also provide guarantees and indemnifications for the benefit of our wholly-owned subsidiaries for the satisfaction of performance obligations, including certain lease obligations. It is difficult to quantify the maximum potential liability under these indemnification arrangements. Except for any liability that may arise under the case of Putney Inc. v. Pfizer Inc. and MWI Veterinary Supply, Inc. which is described under "Item 3—Legal Proceedings," we are not aware of any material liabilities arising from these indemnification arrangements.

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

        We believe the following critical accounting policies are important to understand our financial condition and results of operations and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Revenue Recognition

        We sell products that we source from vendors to our customers through either a "buy/sell" transaction or an agency relationship with our vendors. In a "buy/sell" transaction, we purchase and take inventory of products from the vendor. When a customer places an order with us, we pick, pack, ship and invoice the customer for the order. We recognize revenue from "buy/sell" transactions as product sales when the product is delivered to the customer. We accept product returns from our customers. We estimate sales returns based on historical experience, and returns are recognized as a reduction of product sales. Product returns have not been significant to our financial statements. In an agency relationship, we generally do not purchase and take inventory of products from our vendors. We receive an order from a customer, then transmit the order to the vendor, who picks, packs and ships the order to the customer. In some cases, the vendor invoices and collects payment from the customer, while in other cases we invoice and collect payment from the customer on behalf of the vendor. We receive a commission payment for soliciting the order from the customer and for providing other customer service activities. Commissions are recognized when the services upon which the commissions are based are complete.

Vendor Rebates

        Vendor rebates are recorded based on the terms of the contracts with each vendor and in accordance with the provisions of Emerging Issues Task Force ("EITF") Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. We receive quarterly, trimester, semi-annual and annual performance-based rebates from third-party vendors based upon attainment of certain sales and/or purchase goals. Sales rebates are classified in our accompanying consolidated statements of income as a reduction to cost of product sales at the time the sales performance measures are achieved. Purchase rebates are measured against inventory purchases from the vendors and are a reduction of inventory until the product is sold. When the inventory is sold, purchase rebates are recognized as a reduction to cost of product sales.

        Historically, actual results have not significantly deviated from those determined using the estimates described above. We expect that our estimates in the future will continue to be reasonable as our rebates are based on specific vendor program goals and are principally recorded upon achievement of sales or purchase performance measures. Vendors may change rebate programs from year to year.

Customer Incentives

        Customer incentives are accrued based on the terms of the contracts with each customer and in accordance with the provisions of EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products). These incentive programs provide that the customer receives an incentive based on their product purchases or attainment of performance goals. Incentives are estimated based on the specific terms in each agreement, historical experience and product growth rates.

Goodwill and Intangible Assets

        We assess the potential impairment of goodwill and non-amortizing intangible assets annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that we consider important and may trigger an interim impairment review include:

  •
  significant underperformance relative to expected historical or projected future operating results;

  •
  significant changes in the manner of our use of acquired assets or the strategy of our overall business; and

  •
  significant negative industry or economic trends.

        If we determine through the impairment review process that goodwill or non-amortizing intangible assets are impaired, an impairment charge is recognized in our consolidated statement of income.

        Goodwill and non-amortizing intangible assets were evaluated for impairment in our fourth quarter of 2007 and we determined that the recorded amount was not impaired. The fair value calculations used for these tests require us to make assumptions about items that are inherently uncertain. Assumptions related to future market demand, market prices and product costs could vary from actual results, and the impact of such variations could be material. Factors that could affect the assumptions include changes in economic conditions, changes in government regulations, success in marketing products and competitive conditions in our industry. The factors that most significantly affect the fair value calculation are market multiples and estimates of future cash flows. Fair value was determined using the discounted cash flow method.

Stock Based Awards

        Effective October 1, 2005, we adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised), Share-Based Payment ("SFAS 123-R") for our share-based compensation plans using the modified prospective method. We previously accounted for these plans under the recognition and measurement principles of Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees and related interpretations (collectively "APB 25") and disclosure requirements established by SFAS No. 123, Accounting for Stock-based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure ("SFAS 148"). Under APB 25, no compensation expense was recorded in earnings for our stock-based awards granted under our stock-based award plans. The pro forma effects on net income and earnings per share for stock-based awards were instead disclosed in a footnote to the financial statements. Under SFAS 123-R, all share-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense in earnings over the requisite service period. The fair value of a stock award is determined using an option valuation model such as the Black-Scholes-Merton Option Pricing Model or a lattice model such as the Binomial Stock Option Pricing Model. These fair value calculations require us to make assumptions about items that are inherently uncertain. Assumptions related to future expected volatility, life, dividends, risk-free interest rates, forfeitures and other assumptions could vary from actual results, and the impact of such variations could be material.

        Under the modified prospective method, compensation expense includes the expense for all share-based awards granted prior to, but not yet vested as of October 1, 2005 excluding those options initially valued using the minimum value method. At October 1, 2005, all of our options to purchase common stock were either vested and exercisable or were initially valued using the minimum value method. There have been no grants of options since October 1, 2005, however, there have been stock award grants.

Recently Issued and New Accounting Pronouncements

        In June 2006, the FASB ratified EITF Issue 06-3, How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement ("EITF 06-3"). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, including but not limited to sales and value-added taxes. In EITF 06-3 a consensus was reached that entities may adopt a policy of presenting these taxes in the income statement on either a gross or net basis. If these taxes are significant, an entity should disclose its policy of presenting taxes and the amount of taxes if reflected on a gross basis in the income statement. EITF 06-3 was effective for interim and annual reporting periods beginning after December 15, 2006. We present revenues net of sales taxes in our consolidated statement of income and did not change our policy as a result of the adoption of EITF 06-3.

        In July 2006, the FASB issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for our fiscal year beginning October 1, 2007. We are currently evaluating the impact of this statement on our consolidated financial statements.

        In September 2006, the FASB issued SFAS 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value according to generally accepted accounting principles, and expands disclosure requirements regarding fair value measurements. This statement emphasizes that fair value should be determined based on assumptions market participants would use to price the asset or liability. SFAS 157 is effective for our fiscal year and interim period beginning October 1, 2008. We are currently evaluating the impact, if any, that SFAS 157 will have on our consolidated financial statements.

        In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108") which provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. SAB 108 is effective for our fiscal year beginning October 1, 2007. The adoption of SAB 108 is not expected to have a material effect on our consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value. The provisions of SFAS 159 are effective for our fiscal year beginning October 1, 2008. We are currently evaluating the expected impact, if any, that SFAS 159 will have on our consolidated financial statements.

Credit Agreement

        On December 13, 2006, MWI Co., (our wholly-owned subsidiary) as borrower, entered into an unsecured credit agreement with us and Memorial Pet Care, as guarantors, and Bank of America, N.A. and Wells Fargo Bank, N.A., (collectively, the "lenders") for the provision of a revolving credit facility (the "facility"). The facility allows for borrowings in the aggregate of $70,000, with the right to request an increase in the commitment of the lenders to $100,000. The facility has a maturity date of December 1, 2011 and a variable interest rate equal to the Daily LIBOR Floating Rate or the LIBOR 1-month fixed rate (at our option) plus a margin ranging from 0.7% to 1.25%. The lenders also receive an unused line fee and letter of credit fee equal to 0.125% of the unused amount of the facility. Our outstanding balance on the facility at September 30, 2007 was $0. This facility replaced the five-year

Credit Agreement dated June 18, 2002 between MWI Co. and Bank of America, N.A., which had an outstanding balance at September 30, 2006 of $10,559.

        The line-of-credit contains certain financial covenants as well as other restrictive covenants. The facility allows for the issuance of up to $10,000 in letters of credit. The letters of credit typically act as a guarantee of payment to certain third-parties in accordance with specified terms and conditions. We had eleven letters of credit totaling $940 and $780 at September 30, 2007 and 2006, respectively. There were no outstanding borrowings on these letters of credit at either September 30, 2007 or 2006.

Promissory Note

        In January 2005, we issued a promissory note in the aggregate principal amount of $487 in partial consideration for the purchase of substantially all the assets of Vetpo. The note bears interest at the prime rate, payable quarterly. The principal of the note is payable in five equal annual installments, beginning on January 1, 2006. At September 30, 2007, we owed $292 on this note payable.

Off Balance Sheet Arrangements

        At September 30, 2007, we had no significant investments that were accounted for under the equity method in accordance with accounting principles generally accepted in the United States except for Feeders Advantage. Feeders Advantage has no liabilities associated with them that were guaranteed by or that would be considered material to us. Accordingly, we do not have any off balance sheet arrangements with unconsolidated entities.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        We are exposed to market risks primarily from changes in interest rates in the United States. We have managed this risk by, pursuant to the terms of our credit agreement, converting the interest rate payable on the majority of the outstanding loan balance on the revolving credit facility into a lower LIBOR interest rate. We do not engage in financial transactions for trading or speculative purposes.

        The interest payable on the revolving credit facility is based on variable interest rates and is affected by changes in market interest rates. The outstanding balance on the facility as of September 30, 2007 was $0. Therefore, there was no exposure to market risks as of this date. If there had been a balance on the facility of $70,000, which is the maximum available amount on the facility, a change of 10% from the interest rate as of September 30, 2007, which was 6.0% (Daily LIBOR Floating Rate plus .70%), would have changed interest by $420.

Item 8.    Financial Statements and Supplementary Data.

MWI Veterinary Supply, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MWI Veterinary Supply, Inc.
Meridian, Idaho

        We have audited the accompanying consolidated balance sheets of MWI Veterinary Supply, Inc. and subsidiaries (the "Company") as of September 30, 2007 and 2006, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2007. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MWI Veterinary Supply, Inc. and subsidiaries as of September 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 20, 2007 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Boise, Idaho
November 20, 2007

MWI VETERINARY SUPPLY, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended September 30, 2007, 2006 and 2005

Dollars and shares in thousands, except per share amounts

	2007	2006	2005
Revenues:
Product sales	$664,351	$564,289	$463,272
Product sales to related party	36,122	34,123	28,473
Commissions	9,632	7,782	4,910

Total revenues	710,105	606,194	496,655
Cost of product sales	607,756	518,068	426,709

Gross profit	102,349	88,126	69,946
Selling, general and administrative expenses	73,215	62,470	52,647
Depreciation and amortization	2,424	1,964	1,528

Operating income	26,710	23,692	15,771
Other income (expense):
Interest expense	(545)	(1,959)	(6,515)
Earnings of equity method investees	169	161	131
Other	756	338	268

Total other income (expense), net	380	(1,460)	(6,116)

Income before taxes	27,090	22,232	9,655
Income tax expense	(10,215)	(8,396)	(5,098)

Net income	$16,875	$13,836	$4,557

Earnings per common share:
Basic	$1.43	$1.28	$0.76
Diluted	$1.40	$1.25	$0.68
Weighted average common shares outstanding:
Basic	11,764	10,773	5,970
Diluted	12,044	11,072	6,697

See notes to consolidated financial statements

MWI VETERINARY SUPPLY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended September 30, 2007, 2006 and 2005

Dollars in thousands

	2007	2006	2005
Net income	$16,875	$13,836	$4,557
Other comprehensive income:
Interest rate swap:
Amount reclassified into net income, net of tax of $0, $0 and $9	—	—	14

Total comprehensive income	$16,875	$13,836	$4,571

See notes to consolidated financial statements

MWI VETERINARY SUPPLY, INC.

CONSOLIDATED BALANCE SHEETS

As of September 30, 2007 and 2006

Dollars and shares in thousands, except per share amounts

	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$8,599	$37
Receivables, net	111,676	99,518
Inventories	94,623	85,083
Prepaid expenses and other current assets	2,362	2,651
Deferred income taxes	518	502

Total current assets	217,778	187,791
Property and equipment, net	9,206	7,053
Goodwill	32,964	31,562
Intangibles, net	5,014	2,381
Other assets, net	2,232	1,772

Total assets	$267,194	$230,559

Liabilities And Stockholders' Equity
Current Liabilities:
Line-of-credit	$—	$10,559
Accounts payable	98,724	82,561
Accrued expenses	7,693	6,919
Current maturities of long-term debt	97	97

Total current liabilities	106,514	100,136
Deferred income taxes	474	505
Long-term debt	195	292
Commitments and contingencies
Stockholders' Equity
Common stock $0.01 par value, 40,000 authorized; 12,024 and 11,549 shares issued and outstanding, respectively	120	115
Additional paid in capital	120,988	107,483
Retained earnings	38,903	22,028

Total stockholders' equity	160,011	129,626

Total liabilities and stockholders' equity	$267,194	$230,559

See notes to consolidated financial statements.

MWI VETERINARY SUPPLY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended September 30, 2007, 2006 and 2005

Dollars and shares in thousands

	Shares of Common Stock	Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total
Balance at October 1, 2004	5,560	$56	$955	$(14)	$3,635	$4,632
Net income	—	—	—	—	4,557	4,557
Issuance of common stock, net of issuance costs of $7,558	4,983	50	77,109	—	—	77,159
Exercises of common stock options	33	—	30	—	—	30
Tax benefit of common stock exercises	—	—	302	—	—	302
Other comprehensive income	—	—	—	14	—	14

Balance at September 30, 2005	10,576	106	78,396	—	8,192	86,694
Net income	—	—	—	—	13,836	13,836
Issuance of common stock, net of issuance costs of $1,969	909	9	27,332	—	—	27,341
Issuance of restricted stock for purchase of Northland	29	—	995	—	—	995
Exercises of common stock options	31	—	597	—	—	597
Tax benefit of common stock exercises	—	—	148	—	—	148
Other	4	—	15	—	—	15

Balance at September 30, 2006	11,549	115	107,483	—	22,028	129,626
Net income	—	—	—	—	16,875	16,875
Issuance of common stock, net of issuance costs of $383	349	4	11,248	—	—	11,252
Issuance of restricted stock for purchase of Securos	13	—	486	—	—	486
Exercises of common stock options	98	1	337	—	—	338
Tax benefit of common stock exercises	—	—	1,122	—	—	1,122
Other	15	—	312	—	—	312

Balance at September 30, 2007	12,024	$120	$120,988	$—	$38,903	$160,011

See notes to consolidated financial statements

MWI VETERINARY SUPPLY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended September 30, 2007, 2006 and 2005

Dollars in thousands

	2007	2006	2005
Cash Flows From Operating Activities:
Net income	$16,875	$13,836	$4,557
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Accretion of redeemable preferred stock	—	—	4,055
Depreciation and amortization	2,435	1,973	1,536
Amortization of debt issuance costs	63	140	140
Stock-based compensation	312	—	—
Deferred income taxes	(47)	(165)	(205)
Earnings of equity method investees	(169)	(161)	(131)
Distribution from equity method investee	—	—	43
Tax benefit of common stock options	(1,122)	(148)	—
(Gain) loss on disposal of property and equipment	18	(51)	(6)
Other	(9)	5	—
Changes in operating assets and liabilities (net of effects of business acquisitions):
Receivables	(11,797)	(21,022)	(15,276)
Inventories	(8,795)	(15,114)	(17,334)
Prepaid expenses and other current assets	304	(639)	(714)
Accounts payable	15,654	12,839	15,837
Accrued expenses	1,657	756	1,887

Net cash provided by/(used in) operating activities	15,379	(7,751)	(5,611)
Cash Flows From Investing Activities:
Business acquisitions	(4,661)	(3,551)	(5,033)
Purchases of property and equipment	(3,872)	(3,663)	(2,022)
Sale of property and equipment	—	1,455	564
Other	(216)	(306)	(38)

Net cash used in investing activities	(8,749)	(6,065)	(6,529)
Cash Flows From Financing Activities:
Issuance of common stock, net of issuance costs	11,252	27,341	77,159
Proceeds from stock options	338	597	30
Tax benefit of common stock options	1,122	148	302
Proceeds from issuance of debt	—	—	836
Redemption of preferred stock and accrued dividends	—	—	(39,789)
Payment on debt	(97)	(133)	(1,856)
Net payments on line-of-credit	(10,559)	(14,131)	(24,439)
Debt issuance costs	(124)	—	(100)

Net cash provided by financing activities	1,932	13,822	12,143
Increase in Cash and Cash Equivalents	8,562	6	3
Cash and Cash Equivalents at Beginning of Period	37	31	28

Cash and Cash Equivalents at End of Period	$8,599	$37	$31

See notes to consolidated financial statements

MWI VETERINARY SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollars in thousands, except share and per share data

1. Business Description and Basis of Presentation

        MWI Veterinary Supply, Inc. is a leading distributor of animal health products to veterinarians across the United States. We market our products to veterinarians in both the companion and production animal markets. We now operate thirteen distribution centers located in the Western United States, Texas, Kansas, Michigan, Georgia, Pennsylvania, Wisconsin, and Florida. Our thirteenth distribution center was opened in October 2007 in Edwardsville, Kansas. We also provide supplies to Feeders' Advantage, L.L.C. ("Feeders'Advantage"), a 50% owned entity that sells to various feedlot companies.

        MWI Veterinary Supply, Inc. (formerly named MWI Holdings, Inc.) was formed on June 18, 2002 for the sole purpose of acquiring all of the outstanding stock of MWI Veterinary Supply Co. ("MWI Co.") from its then owner, Agri Beef Co. ("Agri Beef").

2. Summary of Significant Accounting Policies

        Principles of Consolidation—The accompanying consolidated financial statements consist of MWI Veterinary Supply, Inc. and its wholly-owned subsidiaries, collectively referred to herein as "MWI." All intercompany transactions have been eliminated. We use the equity method of accounting for our investments in entities in which we have significant influence; generally this represents an ownership interest between 20% and 50%. Our share of income or loss from these investments is reported as increases or decreases in the respective investment with a corresponding amount reported as other income.

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

        Revenue Recognition—We sell products we source from vendors to our customers through either a "buy/sell" transaction or an agency relationship with our vendors. In a "buy/sell" transaction, we purchase or take inventory of products from the vendor. When a customer places an order with us, we pick, pack, ship and invoice the customer for the order. We recognize revenue from "buy/sell"

transactions as product sales when the product is delivered to the customer. We accept product returns from our customers. We estimate returns based on historical experience and recognize these estimated returns as a reduction of product sales. Product returns have not been significant to our financial statements. We record revenues net of sales tax. In an agency relationship, we generally do not purchase and take inventory of products from vendors. We receive an order from a customer, then transmit the order to the vendor, who picks, packs and ships the order to the customer. In some cases, the vendor invoices and collects payment from the customer, while in other cases we invoice and collect payment from the customer on behalf of the vendor. We receive a commission payment for soliciting the order from the customer and for providing other customer service activities. Commissions are recognized when the services upon which the commissions are based are complete. Gross billings from agency contracts were $194,351, $151,376 and $102,883 for the years ended September 30, 2007, 2006 and 2005, respectively, and generated commission revenue of $9,632, $7,782 and $4,910 for the years ended September 30, 2007, 2006 and 2005, respectively.

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

        Historically, actual results have not significantly deviated from those determined using the estimates described above. We expect that our estimates in the future will continue to be reasonable as our rebates are based on specific vendor program goals and are principally recorded upon achievement of sales or purchase performance measures. Vendors may change rebate programs from year to year.

        Customer Incentives—Customer incentives are accrued based on the terms of the contracts with each customer. These incentive programs provide that the customer receive an incentive based on their product purchases or attainment of performance goals. Incentives are estimated based on the specific terms in each agreement, historical experience and product growth rates.

        Cash and Cash Equivalents—Cash equivalents consist primarily of highly liquid investments with a maturity of three months or less. Our banking arrangements allow us to fund outstanding checks when presented to the financial institution for payment. This cash management practice frequently results in a net cash book overdraft position, which occurs when total issued checks exceed available cash balances at a single financial institution. We have recorded our cash disbursement accounts with a net cash book overdraft position in accounts payable. At September 30, 2007 and 2006, we had net cash book overdrafts of $0 and $4,224, respectively, classified in accounts payable.

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

        Property and Equipment—Property and equipment are stated at cost and depreciation is computed using the straight-line method over the estimated useful lives of the related assets as follows:

Buildings	25 years
Machinery, furniture and equipment	3 to 7 years
Computer hardware and software	3 to 7 years
Leasehold improvements	Shorter of useful life or lease term

        The cost and accumulated depreciation of items sold or retired are removed from the property accounts and any resulting gain or loss is reflected in net income. Repairs and maintenance are expensed as incurred and renewals and improvements are capitalized.

        We periodically review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairments were identified during the fiscal years ended September 30, 2007 and 2006.

        Goodwill and Intangible Assets—We recognize the excess purchase price over the fair value of net assets acquired and liabilities assumed in a business combination as goodwill on the consolidated balance sheet. Goodwill and non-amortizing intangible assets, consisting of trade names and patents, are tested for impairment at least annually. We perform an annual impairment test as of September 30 each year and we have concluded that there was no impairment at September 30, 2007 or 2006. These impairment tests will continue to be performed at least annually and more frequently if circumstances indicate a possible impairment. Amortizing intangible assets primarily include customer relationships and covenants not to compete and are amortized over their useful lives which range from 5-20 years.

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

        Product sales to one customer were approximately 10% of our total product sales in 2007, 2006 and 2005. Product sales to another customer, a related party (See Note 14), were approximately 5% of our total product sales in the fiscal years 2007, and 6% of our total product sales in the fiscal year 2006 and 2005.

        Comprehensive Income—Components of our comprehensive income include net income and changes in fair value of interest rate swaps.

        Advertising—Advertising costs are expensed when incurred and are included as part of selling, general and administrative expenses. Advertising costs were $392, $257 and $142 in fiscal years 2007, 2006 and 2005,

        Stock-Based Compensation—Effective October 1, 2005, we adopted the provisions of SFAS No. 123 (Revised), Share Based Payment ("SFAS 123-R") for our share-based compensation plans using the modified prospective method. We previously accounted for these plans under the recognition and measurement principals of Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees ("APB No. 25") and related interpretations and disclosure requirements established by SFAS No. 123, Accounting for Stock-based Compensation ("SFAS 123"), as amended by SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure ("SFAS 148"). Under APB No. 25, no compensation expense was recorded in earnings for our stock-based awards granted under our stock-based award plans. The pro forma effects on net income and earnings per share for stock-based awards were instead disclosed in a footnote to the financial statements. Under SFAS 123-R, all share-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense in earnings over the requisite service period. Under SFAS 123-R, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the characteristics of our stock option awards. These models also require subjective assumptions, including volatility and expected time to exercise, which greatly affect the calculation.

        We adopted SFAS 123-R using the modified prospective method. Under this transition method, compensation expense includes the expense for all share-based awards granted prior to, but not yet vested as of October 1, 2005 excluding those options initially valued using the minimum value method. At October 1, 2005, all of our options to purchase common stock were either vested and exercisable or were initially valued using the minimum value method. Therefore, we have recognized no compensation expense for stock-based option awards in the fiscal years ended September 30, 2007 and 2006. The following table summarizes the effect on fiscal year 2005 net income and earnings per common share had we recognized compensation expense for options using the fair value method:

2005
Net income	$4,557
Deduct: Stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(602)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—

Pro Forma net income	$3,955

Basic Earnings Per Common Share:
As Reported	$0.76
Pro Forma	$0.66

Diluted Earnings Per Common Share:
As Reported	$0.68
Pro Forma	$0.59

        Calculations of the pro forma fair value of stock-based awards granted under the 2002 Stock Option Plan (See Note 9 "Common Stock and Stock-Based Awards") were based on a single option valuation approach as a non-public company. Forfeitures are recognized as they occur. Our calculations were made using the minimum value method with the following weighted average assumptions at September 30, 2003:

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

        We granted no common stock options under either plan during our fiscal years ended September 30, 2007 and 2006.

        Recently Issued and New Accounting Pronouncements—In June 2006, the FASB ratified EITF Issue 06-3, How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement ("EITF 06-3"). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, including but not limited to sales and value-added taxes. In EITF 06-3 a consensus was reached that entities may adopt a policy of presenting these taxes in the income statement on either a gross or net basis. If these taxes are significant, an entity should disclose its policy of presenting taxes and the amount of taxes if reflected on a gross basis in the income statement. EITF 06-3 was effective for interim and annual reporting periods beginning after December 15, 2006. We present revenues net of sales taxes in our consolidated statement of income and did not change our policy as a result of the adoption of EITF 06-3.

        In July 2006, the FASB issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for our fiscal year beginning October 1, 2007. We are currently evaluating the impact of this statement on our consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value according to generally accepted accounting principles, and expands disclosure requirements regarding fair value measurements. This statement emphasizes that fair value should be determined based on assumptions market participants would use to price the asset or liability. SFAS 157 is effective for our fiscal year and interim period beginning October 1, 2008. We are currently evaluating the impact, if any, that SFAS 157 will have on our consolidated financial statements.

        In September 2006, the Securities and Exchange Commissions (SEC) issued Staff Accounting Bulletin No. 108 ("SAB 108"), which provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. SAB 108 is effective for our fiscal year beginning October 1, 2007. The adoption of SAB 108 is not expected to have a material effect on our consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value. The provisions of SFAS 159 are effective for our fiscal year beginning October 1, 2008. We are currently evaluating the expected impact, if any, that SFAS 159 will have on our consolidated financial statements.

3. Business Acquisitions

        On May 8, 2006, we acquired substantially all of the assets of Northland Veterinary Supply, Ltd. ("Northland") for approximately $4,546 consisting of $3,551 in cash (including direct acquisition costs of approximately $116) and 28,744 shares of restricted common stock valued at the time of issuance at approximately $995. Based in Clear Lake, Wisconsin, Northland was a distributor of animal health products to veterinary practices and producers across the Midwestern portion of the United States.

        On June 8, 2007, we acquired substantially all of the assets of Securos Inc. and International Veterinary Distribution Network, Inc. (collectively "Securos") for approximately $5,147 consisting of $4,661 in cash (including direct acquisition costs of approximately $177) and 13,058 shares of restricted common stock valued at the time of issuance at approximately $486. Additional contingent consideration will be paid to Securos shareholders if certain defined financial targets are achieved in each year through 2011 and is currently estimated to be approximately $1.1 million. These additional payments will increase the purchase price and goodwill at the time the financial targets are achieved. Based in Charlton, Massachusetts, Securos was a provider of veterinary orthopedic products in the United States and select countries abroad and sourced private label products in the categories of veterinary surgical consumables and equipment and handheld instruments.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of each acquisition, as adjusted during the allocation period as defined in SFAS

No. 141, Business Combinations. These purchase price allocations are based on a combination of valuations and internal analyses.

	Securos	Northland
Receivables	$352	$1,298
Inventories	746	1,182
Property and equipment	286	137
Intangibles	2,947	965
Goodwill	1,403	1,823
Other assets	39	25

Total assets acquired	5,773	5,430

Accounts payable	611	849
Other liabilities	15	35

Total liabilities assumed	626	884

Net assets acquired	$5,147	$4,546

        The amount recorded in goodwill for all acquisitions is expected to be deductible for tax purposes over 15 years.

4. Receivables

        Receivables consist of the following at September 30:

	2007	2006
Trade	$100,422	$90,454
Vendor rebates and programs	11,725	9,818
Interest	61	—
Related party	342	400

	112,550	100,672
Allowance for doubtful accounts	(874)	(1,154)

	$111,676	$99,518

        Approximately 10% of our trade receivables resulted from transactions with a single customer as of September 30, 2007 and 2006.

5. Property and Equipment

        Property and equipment consists of the following at September 30:

	2007	2006
Land	$20	$20
Leasehold improvements	2,257	1,779
Machinery, furniture and equipment	10,744	9,138
Computer hardware and software	3,825	2,899
Construction in progress	1,586	377

	18,432	14,213
Accumulated depreciation and amortization	(9,226)	(7,160)

	$9,206	$7,053

        We recorded depreciation expense of $2,110, $1,744 and $1,392 for the years ended September 30, 2007, 2006 and 2005, respectively.

6. Intangibles

        Intangible assets consists of the following at September 30:

	Useful Lives	2007	2006
Amortizing:
Customer relationships	9-20 years	$3,186	$2,410
Covenants not to compete	5 years	356	256
Other	5 years	168	36

		3,710	2,702
Accumulated amortization		(698)	(373)

		3,012	2,329
Non-Amortizing:
Trade names and patents		2,002	52

		$5,014	$2,381

        We recorded amortization expense of $325, $229 and $145 for the years ended September 30, 2007, 2006 and 2005, respectively. Estimated amortization expense related to intangible assets as of September 30, 2007 follows:

Amount
2008	$374
2009	374
2010	352
2011	334
2012	309
Thereafter	1,269

$3,012

7. Line-of-Credit and Long-Term Debt

        Line-of-Credit—On December 13, 2006, MWI Co., (our wholly-owned subsidiary) as borrower, entered into an unsecured credit agreement with us and Memorial Pet Care, as guarantors, and Bank of America, N.A. and Wells Fargo Bank, N.A., (collectively, the "lenders") for the provision of a revolving credit facility (the "facility"). The facility allows for borrowings in the aggregate of $70,000, with the right to request an increase in the commitment of the lenders to $100,000. The facility has a maturity date of December 1, 2011 and a variable interest rate equal to the Daily LIBOR Floating Rate or the LIBOR 1-month fixed rate (at our option) plus a margin ranging from 0.7% to 1.25%. The lenders also receive an unused line fee and letter of credit fee equal to 0.125% of the unused amount of the facility. Our outstanding balance on the facility at September 30, 2007 was $0. This facility replaced the five-year Credit Agreement dated June 18, 2002 between MWI Co. and Bank of America, N.A., which had an outstanding balance at September 30, 2006 of $10,559.

        The line-of-credit contains certain financial covenants as well as other restrictive covenants. As of September 30, 2007, we were in compliance with all covenants. The facility allows for the issuance of up to $10,000 in letters of credit. The letters of credit typically act as a guarantee of payment to certain third-parties in accordance with specified terms and conditions. We had eleven letters of credit totaling $940 and $780 at September 30, 2007 and 2006, respectively. There were no outstanding borrowings on these letters of credit at either September 30, 2007 or 2006.

        Long-Term Debt—In January 2005, we issued a promissory note in the aggregate principal amount of $487 in partial consideration for the purchase of substantially all the assets of Vetpo. The note bears interest at the prime rate (7.75% at September 30, 2007), payable quarterly. The principal of the note is payable in five equal annual installments, the first of which was due on January 1, 2006. The balance on this promissory note was $292 and $389 at September 30, 2007 and 2006, respectively.

8. Redeemable Preferred Stock

        We authorized 30,000 shares of $1 par value Series A preferred stock, with 26,786 shares issued and outstanding at September 30, 2004. The redeemable preferred stock was subject to mandatory redemption on June 18, 2012 and had a liquidation preference of $1,000 per share (plus accumulated, accrued and unpaid dividends). The holders of redeemable preferred stock were entitled to a cumulative 13% annual dividend based on the liquidation preference. We had the right to redeem any outstanding shares at any time but all shares were required to be redeemed no later than June 18, 2012. In August 2005, we used a portion of the proceeds from our initial public offering (See Note 9 "Common Stock and Stock-Based Awards") to redeem all of the redeemable preferred stock.

9. Common Stock and Stock-Based Awards

Initial Public Offering

        On August 3, 2005, we completed our initial public offering in which we sold an aggregate of 4,983,334 shares (including the exercise of the underwriters' over-allotment option) of our common stock at a price of $17 per share. We received net proceeds of $77,159 after deducting the underwriting discounts and offering expenses. We used the net proceeds to redeem all of our Series A preferred stock for approximately $39,789 and to repay approximately $37,370 of borrowings outstanding on our revolving credit facility.

Follow-on Offerings

        On July 25, 2006 we issued 869,565 shares of common stock and certain selling stockholders sold 2,117,814 shares of common stock which were subsequently sold to the public for $32.25 per share in our follow-on offering. We received net proceeds of $26,100 after deducting the underwriting discounts and offering expenses. We did not receive any of the proceeds from the shares of common stock sold by the selling stockholders. Under the terms of the underwriting agreement, we and the selling stockholders granted the underwriters a thirty day over-allotment option to purchase an additional 130,435 shares of common stock from us and 317,671 shares from the selling stockholders on the same terms as the original offering. On July 28, 2006, the underwriters exercised a portion of their over-allotment option that required us to sell an additional 39,281 shares for net proceeds of approximately $1,200 after deducting the underwriting discounts, and the selling stockholders to sell to the underwriters an additional 95,669 shares. This transaction was completed on August 2, 2006. We used the net proceeds from these transactions to repay borrowings on our revolving credit and for general corporate purposes.

        On April 20, 2007, certain selling stockholders sold 2,326,493 shares of common stock which were subsequently sold to the public for $35.00 per share. We did not receive any of the proceeds from the shares of common stock sold by the selling stockholders. Under the terms of the underwriting agreement, we granted the underwriters a thirty day over-allotment option to purchase an additional 348,974 shares of common stock from us on the same terms as the original offering. On April 20, 2007, the underwriters exercised all of the over-allotment that required us to sell the 348,974 shares and we received net proceeds of $11,252 after deducting the underwriting discounts and offering expenses. We used the net proceeds received from this offering to pay down our borrowings on our revolving credit facility and for general corporate purposes.

2002 Stock Plan

        We have a 2002 Stock Plan (the "2002 Plan") to provide our directors, executives and other key employees with additional incentives by allowing them to acquire an ownership interest in us and, as a result, encouraging them to contribute to our success. At September 30, 2007 and 2006, we had 426,094 and 507,688 shares, respectively, of our common stock reserved for issuance under the 2002 Plan. The options granted under the 2002 Plan are nonqualified stock options that have an exercise price per share equal to fair market value of the common stock at the time of grant. The term of each option is determined by our board of directors or by a designated committee of the board. The term of any option may not exceed ten years from the date of grant. In 2002, we granted 543,951 nonqualified stock options with an exercise price of $0.18 per share under the 2002 Plan. The stock options generally lapse ten years after issuance or 120 days after the option holder ceases to be an employee depending upon the cause of termination. The options vest in various amounts over three to five-year periods beginning upon the achievement of annual financial targets as established by the option agreement beginning with the year ended September 30, 2002 and ending with the year ended September 30, 2006. All unvested options as of June 18, 2009 become fully vested if the option holder is employed with us on such date. Unvested options for which the annual financial targets had been achieved became fully vested upon the completion of our initial public offering in August 2005. In 2006, no options were granted, exercised or forfeited under the 2002 Plan. In 2007, no options were granted, 81,594 options were exercised and no options were forfeited.

2005 Stock Plan

        In July 2005, we adopted the 2005 Stock-Based Award and Incentive Compensation Plan (the "2005 Plan"). Under the 2005 Plan as amended, we may offer restricted shares of our common stock and grant options to purchase shares of our common stock to selected employees and non-employee directors. The purpose of the 2005 Plan is to promote our long-term financial success by attracting, retaining and rewarding eligible participants. At September 30, 2007 and 2006 we had 1,131,128 and 1,166,990 shares, respectively, of our common stock available for issuance under the 2005 Plan.

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

        A summary of activity under the 2002 and 2005 Plans are as follows:

	2007		2006		2005
	Number of Shares	Weighted average exercise price	Number of Shares	Weighted average exercise price	Number of Shares	Weighted average exercise price
Outstanding at beginning of year	540,895	$3.32	580,335	$4.37	543,951	$0.18
Granted	—	—	—	—	135,103	18.43
Exercised	(98,533)	3.42	(31,600)	18.88	(37,677)	0.81
Cancelled or expired	(860)	17.00	(7,840)	18.64	(61,042)	0.35

Outstanding at end of year	441,502	$3.27	540,895	$3.32	580,335	$4.37
Exercisable at end of year	328,686	$4.33	371,671	$4.75	386,935	$6.47
Expected to vest	112,816	$0.18	169,224	$0.18	193,400	$0.18
	Outstanding options			Exercisable options
Range of exercise prices	Number of Shares	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number of Shares	Weighted average exercise price
$ 0.18 - $16.99	365,654	4.7	$0.18	252,838	$0.18
$17.00 - $19.99	60,688	7.8	$17.05	60,688	$17.05
$20.00 - $23.06	15,160	8.0	$22.50	15,160	$22.50

        During the fiscal years ended September 30, 2007 and 2006, we made stock grants of 15,000 and 3,923 shares, respectively.

10. Computation Of Earnings Per Common Share (In thousands, except per share data)

	2007		2006		2005
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income	$16,875	$16,875	$13,836	$13,836	$4,557	$4,557

Weighted average common shares outstanding	11,764	11,764	10,773	10,773	5,970	5,970
Effect of diluted securities
Contingent stock		—		—		412
Stock options and restricted stock		280		299		315

Weighted average shares outstanding		12,044		11,072		6,697
Earnings per share	$1.43	$1.40	$1.28	$1.25	$0.76	$0.68

Anti-dilutive shares excluded from calculation		—		—		34

11. Income Taxes

        The components of the U.S. Federal and state income tax expense consist of the following:

	2007	2006	2005
Current payable:
U.S. Federal	$9,367	$7,726	$4,601
State	895	835	702

	10,262	8,561	5,303
Deferred:
U.S. Federal	(42)	(139)	(168)
State	(5)	(26)	(37)

	(47)	(165)	(205)

	$10,215	$8,396	$5,098

        Our deferred tax assets and liabilities consist of the following at September 30:

	2007	2006
Deferred tax assets:
Investments	$144	$144
Allowance for doubtful accounts	329	442
Inventories	278	251
Revenue recognition	83	86
Lease expense	153	99
Other	81	19

Total deferred tax assets	1,068	1,041
Deferred tax liabilities:
Property and equipment	(618)	(653)
Prepaid expenses	(359)	(383)
Other	(47)	(8)

Total deferred tax liabilities	(1,024)	(1,044)

Net deferred tax assets (liabilities)	$44	$(3)

        We believe realization of these deferred assets is more likely than not. Accordingly, no valuation allowance has been recorded.

        Income tax expense differed from income taxes at the U.S. federal statutory tax rate for all periods presented as follows:

	2007	2006	2005
Taxes computed at statutory rate	35.0%	35.0%	34.0%
State income taxes (net of federal income tax benefit)	2.0	2.0	4.3
Redeemable preferred stock dividend accretion	—	—	14.3
Other	0.7	0.8	0.2

	37.7%	37.8%	52.8%

        The decrease in the effective tax rate for the year ended September 30, 2006 as compared to the year ended September 30, 2005 was primarily attributable to the redemption of all Series A preferred stock in August 2005, which eliminated the nondeductible accretion of dividends for 2006 as well as a decrease in the state income taxes related to the utilization of state tax credits.

12. Statements of Cash Flows—Supplemental and Noncash Disclosures

	2007	2006	2005
Supplemental Disclosures
Cash paid for interest	$531	$1,785	$2,034
Cash paid for income taxes	8,842	9,138	4,122
Noncash Activities
Issuance of restricted common stock for asset acquisition	486	995	—
Equipment acquisitions financed with accounts payable	254	132	642

13. Commitments and Contingencies

        We have operating leases for office and distribution center space and equipment for varying periods. Certain leases have renewal options and require contingent payments for increases, including executory costs, property taxes, insurance and certain other costs in excess of a base year amount. Total rent expense for the years ended September 30, 2007, 2006 and 2005 were $3,048, $2,377 and $1,800, respectively.

        The aggregate future noncancelable minimum rental payments on operating leases at September 30, 2007 are as follows:

2008	$2,678
2009	2,552
2010	2,291
2011	1,825
2012	1,591
Thereafter	3,246

$14,183

Legal Proceedings

Putney Inc. v. Pfizer Inc. and MWI Veterinary Supply, Inc., United States District Court, D. Me. 2007

        Putney sells to veterinarians and distributors a generic, human-approved form of a pharmaceutical sold by Pfizer. MWI is a party to a Distribution Agreement with Putney pursuant to which MWI purchases Putney's product for resale. The term of the agreement expires on December 31, 2007, and MWI has notified Putney that it will not renew the agreement. Pfizer has contended that the sale and promotion of Putney's product is unlawful. Putney has sued Pfizer and MWI seeking a declaration that the sale and promotion of Putney's product is lawful. Putney also alleges, as against MWI, that MWI has disparaged Putney's product, has breached the Distribution Agreement, and is obligated to indemnify Putney. No amount of damages is specified. Pfizer has filed a counterclaim, against Putney, in which it makes no claims of any type against MWI. MWI has yet to answer the complaint, and intends to contest vigorously any allegation that it has breached any agreement, disparaged Putney's product, or is otherwise liable to Putney in any way. As the action has recently been filed, and as it is not clear to what extent MWI will remain involved in or affected by this dispute, it is not reasonably possible to evaluate the likely outcome or to estimate damages, if any.

14. Related Party Transactions

        MWI Co., our subsidiary, holds a 50% membership interest in Feeders' Advantage that is accounted for as an investment using the equity method. Sales of products to Feeders' Advantage, which are at our cost, were $36,116, $34,121 and $28,473 in 2007, 2006 and 2005, respectively. MWI Co. charged Feeders' Advantage for certain operating and administrative services of $550, $591 and $428 in 2007, 2006 and 2005, respectively. Our President and Chief Executive Officer and a member of our Board of Directors are each members of the board of managers of Feeders' Advantage.

        On June 18, 2002, we entered into a management services and consulting agreement (the "agreement") with Bruckmann, Rosser, Sherrill & Co. LLC ("BRS"), a major shareholder, and Agri Beef, a major shareholder. The agreement stated that BRS would provide certain management, consulting and financial planning services to our board of directors and management. In August 2005, we, BRS and Agri Beef terminated the agreement for a termination fee of $1,600 to BRS and $400 to Agri Beef. BRS received $365 and Agri Beef received $91 for services performed under the agreement in 2005.

15. Employee Benefit Plans

        We have a multi-employer defined contribution profit sharing plan with a 401(k) arrangement. To become eligible for the profit sharing portion of the plan, an employee must complete two years of service and attain the age of twenty-one. Participation is automatic beginning the following January or July. To become eligible for the 401(k) portion of the plan, the employee must complete three-months of service and attain the age of twenty-one.

        Both portions of the plan allow for employer contributions. We are required to match 50% of the employee's contribution to the 401(k) portion of the plan up to 6% of the employee's salary. Our matching contributions for the 401(k) portion of the plan were $794, $633 and $549 in 2007, 2006 and 2005, respectively. Employee's contributions are fully vested immediately while employer contributions vest over a five-year period.

        Contributions to the profit sharing portion of the Plans are discretionary, ranging from 0% to 3%, and are approved by our Board of Directors. Total contributions for 2007, 2006 and 2005 were $817, $677 and $598, respectively. Employer contributions are fully vested immediately.

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

        The carrying amounts of cash and cash equivalents, receivables, investments, accounts payable, long-term debt and the line-of-credit are a reasonable estimate of their fair value.

        Derivative Financial Instruments—We entered into interest rate swaps that qualified as derivatives and were designated as cash flow hedges. Our interest rate swaps expired on July 7, 2005 and were not renewed.

17. Quarterly Financial Data (Unaudited)

	Three-Months Ended
	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Year
	(Dollars and shares in thousands, except per share data)(1)
2007
Total revenues	$161,045	$175,053	$183,853	$190,154	$710,105
Gross profit	25,749	24,422	25,462	26,716	102,349
Operating income	7,486	6,014	6,557	6,653	26,710
Net income	4,604	3,688	4,260	4,323	16,875
Earnings per common share—basic	$0.40	$0.32	$0.36	$0.36	$1.43
Earnings per common share—diluted	$0.39	$0.31	$0.35	$0.35	$1.40
Weighted average common shares outstanding used in the basic earnings per share calculation	11,559	11,566	11,904	12,020	11,764
Weighted average common shares outstanding used in the diluted earnings per share calculation	11,860	11,863	12,168	12,276	12,044

2006
Total revenues	$137,816	$143,349	$163,952	$161,077	$606,194
Gross profit	22,752	19,928	22,911	22,535	88,126
Operating income	7,757	4,356	6,027	5,552	23,692
Net income	4,439	2,355	3,769	3,274	13,836
Earnings per common share—basic	$0.42	$0.22	$0.36	$0.29	$1.28
Earnings per common share—diluted	$0.41	$0.22	$0.35	$0.28	$1.25
Weighted average common shares outstanding used in the basic earnings per share calculation	10,578	10,586	10,610	11,317	10,773
Weighted average common shares outstanding used in the diluted earnings per share calculation	10,864	10,884	10,916	11,623	11,072

(1)
The sums of the quarterly net income and earnings per share amounts do not agree to the year-to-date earnings per common share amount as a result of rounding.

18. Subsequent Event

        On October 5, 2007, we acquired substantially all of the assets of Tri V Services, Inc. ("Tri V") for approximately $5,005 consisting of $4,500 in cash and 12,692 shares of restricted common stock valued at the time of issuance at approximately $505. Based near Detroit, Michigan, Tri V was a distributor with an 11-year history of providing animal health products to approximately 850 veterinary practices, with a particular focus on emergency clinics and ophthalmology specialists.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

        Our management, including the Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of the our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of September 30, 2007. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our Company's disclosure controls and procedures, including the accumulation and communication of disclosures to the Company's Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by the us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.

        Management's annual report on internal control over financial reporting and the attestation report of our independent registered public accounting firm are set forth below on this Annual Report on Form 10-K.

        There were no changes in our internal controls over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

        The management of MWI Veterinary Supply, Inc. and subsidiaries (the "Company") is responsible for establishing and maintaining effective internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f)).

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2007. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of September 30, 2007, we maintained effective internal control over financial reporting.

        Management's assessment of the effectiveness of the Company's internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Their report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MWI Veterinary Supply, Inc.
Meridian, Idaho

        We have audited the internal control over financial reporting of MWI Veterinary Supply, Inc. and subsidiaries (the "Company") as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on the criteria established in Internal Control—

Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended September 30, 2007 of the Company and our report dated November 20, 2007 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Boise, Idaho
November 20, 2007

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance of the Registrant.

        The information regarding directors and nominees for directors of the Company, including identification of the audit committee and audit committee financial expert, is presented under the headings "Corporate Governance—Committees of the Board of Directors," and "Election of Directors—Nominees For Directors" in the Company's definitive proxy statement for use in connection with the 2008 Annual Meeting of Stockholders (the "Proxy Statement") to be filed within 120 days after the end of the Company's fiscal year ended September 30, 2007. The information contained under these headings is incorporated herein by reference. Information regarding the executive officers of the Company is included in this Annual Report on Form 10-K under Item 1 of Part I as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

        The Company has adopted a code of conduct that applies to its Chief Executive Officer and Chief Financial Officer. This code of conduct is available on the Company's Web site at www.mwivet.com. If the Company makes any amendments to this code other than technical, administrative or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of this code to the Company's Chief Executive Officer or Chief Financial Officer, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a report on Form 8-K filed with the SEC.

Item 11.    Executive Compensation.

        Information concerning executive compensation is presented under the headings "Executive Compensation" in the Proxy Statement. Information concerning director compensation is presented under the heading "Corporate Governance—Director Compensation" in the Proxy Statement. The information contained under these headings is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Information with respect to security ownership of certain beneficial owners and management is set forth under the heading "Security Ownership of Certain Beneficial Owners and Directors and Officers" in the Proxy Statement. Information with respect to equity compensation plans is set forth under the heading "Equity Compensation Plan Information" in this Annual Report on Form 10-K under Item 5 of Part II. The information contained under these headings is incorporated herein by reference.

Item 13.    Certain Relationships, Related Transactions and Director Independence.

        Information concerning related transactions is presented under the heading "Certain Relationships, Related Transactions and Director Independence" in the Proxy Statement. The information contained under this heading is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

        Information concerning principal accountant fees and services is presented under the heading "Ratification of Appointment of Independent Registered Public Accountant" in the Proxy Statement. The information contained under this heading is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)
The following documents are filed as part of this report:

1)
Consolidated Financial Statements: See Index to Consolidated Financial Statements at Item 8 on page 50 of this report.

2)
Financial Statement Schedule: Schedule II—Consolidated Valuation and Qualifying Accounts

3)
Exhibits are incorporated herein by reference or are filed with this report as set forth in the Index to Exhibits on pages 83 through 85 hereof.

MWI VETERINARY SUPPLY, INC.
SCHEDULE II—CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
(Amounts in thousands)

	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Deductions/ Write-offs	Balance at End of Period
Allowance for Doubtful Accounts
Year ended September 30, 2005	$565	$978	$(362)	$1,181
Year ended September 30, 2006	1,181	214	(241)	1,154
Year ended September 30, 2007	1,154	208	(488)	874

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MWI VETERINARY SUPPLY, INC.
	BY:	/S/ MARY PATRICIA B. THOMPSON Mary Patricia B. Thompson (Senior Vice President of Finance and Administration, Chief Financial Officer)
Date: November 21, 2007

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of November 21, 2007.

/s/ JAMES F. CLEARY, JR. James F. Cleary, Jr. Director, President and Chief Executive Officer (Principal Executive Officer)	/s/ MARY PATRICIA B. THOMPSON Mary Patricia B. Thompson Senior Vice President of Finance and Administration, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ KEITH E. ALESSI Keith E. Alessi (Director)	/s/ BRUCE C. BRUCKMANN Bruce C. Bruckmann (Director)
/s/ JOHN F. MCNAMARA John F. McNamara (Director)	/s/ A. CRAIG OLSON A. Craig Olson (Director)
/s/ ROBERT N. REBHOLTZ Robert N. Rebholtz (Director)	/s/ WILLIAM J. ROBISON William J. Robison (Director)

Index to Exhibits

Filed with the Annual Report
on Form 10-K for the
Year Ended September 30, 2007

Number	Description
3.1	Form of Amended and Restated Certificate of Incorporation of MWI Veterinary Supply, Inc., incorporated herein by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q, filed August 1, 2007.
3.2	Form of Amended and Restated Bylaws of MWI Veterinary Supply, Inc., incorporated herein by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q, filed August 1, 2007.
4.1	Form of MWI Veterinary Supply, Inc. common stock certificate, incorporated herein by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1 (Reg No. 333-124264).
4.2	Registration Rights Agreement dated as of June 18, 2002 by and between MWI Holdings, Inc., Bruckmann, Rosser, Sherrill & Co. II, L.P., Agri Beef Co. and the other parties thereto, incorporated herein by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-1 (Reg No. 333-124264).
4.3	Executive Stock Agreement dated as of June 18, 2002 by and among MWI Veterinary Supply Co., MWI Holdings, Inc. and James Cleary, incorporated herein by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-1 (Reg No. 333-124264).*
4.4	Executive Stock Agreement dated as of June 18, 2002 by and among MWI Veterinary Supply Co., MWI Holdings, Inc. and Jeff Danielson, incorporated herein by reference to Exhibit 4.5 of the Company's Registration Statement on Form S-1 (Reg No. 333-124264).*
4.5	Executive Stock Agreement dated as of June 18, 2002 by and among MWI Veterinary Supply Co., MWI Holdings, Inc. and James Hay, incorporated herein by reference to Exhibit 4.6 of the Company's Registration Statement on Form S-1 (Reg No. 333-124264).*
4.6	Executive Stock Agreement dated as of June 18, 2002 by and among MWI Veterinary Supply Co., MWI Holdings, Inc. and James Ross, incorporated herein by reference to Exhibit 4.7 of the Company's Registration Statement on Form S-1 (Reg No. 333-124264).*
4.7	Executive Stock Agreement dated as of June 18, 2002 by and among MWI Veterinary Supply Co., MWI Holdings, Inc. and Mary Pat Thompson, incorporated herein by reference to Exhibit 4.8 of the Company's Registration Statement on Form S-1 (Reg No. 333-124264).*
4.8	First Amendment to Executive Stock Agreement dated as of May 6, 2005 by and among MWI Veterinary Supply, Inc., MWI Veterinary Supply Co. and James F. Cleary, Jr., incorporated herein by reference to Exhibit 4.9 of the Company's Registration Statement on Form S-1 (Reg No. 333-124264).*
4.9	First Amendment to Executive Stock Agreement dated as of May 5, 2005 by and among MWI Veterinary Supply, Inc., MWI Veterinary Supply Co. and Jeffrey J. Danielson, incorporated herein by reference to Exhibit 4.10 of the Company's Registration Statement on Form S-1 (Reg No. 333-124264).*

4.10	First Amendment to Executive Stock Agreement dated as of May 6, 2005 by and among MWI Veterinary Supply, Inc., MWI Veterinary Supply Co. and James S. Hay, incorporated herein by reference to Exhibit 4.11 of the Company's Registration Statement on Form S-1 (Reg No. 333-124264).*
4.11	First Amendment to Executive Stock Agreement dated as of May 6, 2005 by and among MWI Veterinary Supply, Inc., MWI Veterinary Supply Co. and James M. Ross, incorporated herein by reference to Exhibit 4.12 of the Company's Registration Statement on Form S-1 (Reg No. 333-124264).*
4.12	First Amendment to Executive Stock Agreement dated as of May 6, 2005 by and among MWI Veterinary Supply, Inc., MWI Veterinary Supply Co. and Mary Patricia B. Thompson, incorporated herein by reference to Exhibit 4.13 of the Company's Registration Statement on Form S-1 (Reg No. 333-124264).*
10.1	2002 Stock Option Plan, incorporated herein by reference to Exhibit 10.11 of the Company's Registration Statement on Form S-1 (Reg No. 333-124264).*
10.2	Lease Agreement dated June 20, 2003 between Rafanelli and Nahas and MWI Veterinary Supply Co., incorporated herein by reference to Exhibit 10.13 of the Company's Registration Statement on Form S-1 (Reg No. 333-124264).
10.3	Ethical Distribution Agreement dated as of January 1, 2004 by and between Fort Dodge Animal Health and MWI Veterinary Supply Co., as amended, incorporated herein by reference to Exhibit 10.16 of the Company's Registration Statement on Form S-1 (Reg No. 333-124264).
10.4	MWI Veterinary Supply, Inc. 2005 Stock-Based Incentive Compensation Plan, adopted July 27, 2005, as Amended and Restated, effective July 24, 2006, incorporated herein by reference to Exhibit 10.21 of the Company's Current Report on Form 8-K, filed February 8, 2007.*
10.5	Form of Option Letter, incorporated herein by reference to Exhibit 10.22 of the Company's Registration Statement on Form S-1 (Reg No. 333-124264).
10.6	2007-2008 Merial Independent Sales Agent Agreement dated as of November 16, 2006 by and between Merial Limited and MWI Veterinary Supply Co., incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on From 10-Q, filed February 5, 2007.
10.7	Agreement for Product Purchases dated as of December 1, 2006 by and between MWI Veterinary Supply Co. and Medical Management International, Inc., dba Banfield, The Pet Hospital®, incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q, filed February 5, 2007.†
10.8	Agreement for Logistics Services dated as of December 1, 2006 by and between MWI Veterinary Supply Co. and Medical Management International, Inc., dba Banfield, The Pet Hospital®, incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q, filed February 5, 2007.†

10.9	Credit Agreement dated as of December 13, 2006 by and between MWI Veterinary Supply Co., as Borrower, MWI Veterinary Supply, Inc. and Memorial Pet Care, Inc. as Guarantors, Bank of America, N.A. and Wells Fargo Bank, N.A., as Lenders, incorporated herein by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q, filed February 5, 2007.
10.10	Livestock Products Agreement effective as of December 23, 2006 by and between Pfizer Inc. and MWI Veterinary Supply Co., incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q, filed August 1, 2007.†
10.11	Pfizer Equine Products Marketing Agreement dated as of January 1, 2007 by and between Pfizer Inc. and MWI Veterinary Supply Co., incorporated herein by reference to Exhibit 10. 3 of the Company's Quarterly Report on Form 10-Q, filed August 1, 2007.†
10.12	Rimadyl/Clavamox Distribution Agreement dated as of March 15, 2007 by and between Pfizer Inc. and MWI Veterinary Supply Co., incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q, filed August 1, 2007.†
21.1	Subsidiaries of MWI Veterinary Supply, Inc.
23	Consent of Deloitte & Touche LLP.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.

†
Certain portions of the exhibit have been omitted pursuant to a confidential treatment request submitted to and approved by the SEC.

QuickLinks

PART I
  Item 1. Business.
  Item 1A. Risk Factors.
  Item 1B. Unresolved Staff Comments.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
MWI VETERINARY SUPPLY, INC. CONSOLIDATED STATEMENTS OF INCOME For the Years Ended September 30, 2007, 2006 and 2005 Dollars and shares in thousands, except per share amounts
MWI VETERINARY SUPPLY, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME For the Years Ended September 30, 2007, 2006 and 2005 Dollars in thousands
MWI VETERINARY SUPPLY, INC. CONSOLIDATED BALANCE SHEETS As of September 30, 2007 and 2006 Dollars and shares in thousands, except per share amounts
MWI VETERINARY SUPPLY, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY For the Years Ended September 30, 2007, 2006 and 2005 Dollars and shares in thousands
MWI VETERINARY SUPPLY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended September 30, 2007, 2006 and 2005 Dollars in thousands
MWI VETERINARY SUPPLY, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Dollars in thousands, except share and per share data
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  Item 9B. Other Information.
PART III
  Item 10. Directors, Executive Officers and Corporate Governance of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships, Related Transactions and Director Independence.
  Item 14. Principal Accountant Fees and Services.
PART IV
  Item 15. Exhibits and Financial Statement Schedules.
Signatures
Index to Exhibits