Form 10-Q
period 2007-12-31
MWI Veterinary Supply, Inc.
filed 2008-02-01
CIK 1323974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 000-51468

MWI VETERINARY SUPPLY, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	02-0620757
(State of Incorporation)	(I.R.S. Employer Identification Number)

651 S. Stratford Drive, Suite 100
Meridian, ID	83642
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the Registrant’s common stock, $0.01 par value, outstanding as of January 29, 2008 was 12,049,344.

MWI VETERINARY SUPPLY, INC.

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

MWI VETERINARY SUPPLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Dollars and shares in thousands, except per share data
(unaudited)

	Three months ended December 31,
	2007	2006
Revenues:
Product sales	$189,303	$149,787
Product sales to related party	11,117	9,559
Commissions	2,941	1,699
Total revenues	203,361	161,045

Cost of product sales	173,576	135,296
Gross profit	29,785	25,749

Selling, general and administrative expenses	21,303	17,694
Depreciation and amortization	747	569
Operating income	7,735	7,486

Other income (expense):
Interest expense	(51)	(269)
Earnings of equity method investees	51	45
Other	235	90
Total other income (expense), net	235	(134)

Income before taxes	7,970	7,352
Income tax expense	(3,270)	(2,748)

Net income	$4,700	$4,604

Earnings per common share:
Basic	$0.39	$0.40
Diluted	$0.38	$0.39

Weighted average common shares outstanding:
Basic	12,046	11,559
Diluted	12,296	11,860

See Notes to Condensed Consolidated Financial Statements

MWI VETERINARY SUPPLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars and shares in thousands, except per share data
(unaudited)

	December 31,	September 30,
	2007	2007
Assets

Current Assets:
Cash and cash equivalents	$62	$8,599
Receivables, net	117,595	111,676
Inventories	114,772	94,623
Prepaid expenses and other current assets	1,821	2,362
Deferred income taxes	712	518
Total current assets	234,962	217,778

Property and equipment, net	8,950	9,206
Goodwill	34,608	32,964
Intangibles, net	7,596	5,014
Other assets, net	2,221	2,232
Total assets	$288,337	$267,194

Liabilities And Stockholders’ Equity

Current Liabilities:
Line-of-credit	$244	$—
Accounts payable	112,768	98,724
Accrued expenses	9,238	7,693
Current maturities of long-term debt	97	97
Total current liabilities	122,347	106,514

Deferred income taxes	409	474

Long-term debt	195	195

Other long-term liabilities	249	—

Commitments and contingencies

Stockholders’ Equity
Common stock $0.01 par value, 40,000 authorized; 12,049 and 12,024 shares issued and outstanding, respectively
	120	120
Additional paid in capital	121,672	120,988
Retained earnings	43,345	38,903
Total stockholders’ equity	165,137	160,011
Total liabilities and stockholders’ equity	$288,337	$267,194

See Notes to Condensed Consolidated Financial Statements

MWI VETERINARY SUPPLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in thousands
(unaudited)

	Three months ended December 31,
	2007	2006
Cash Flows From Operating Activities:
Net income	$4,700	$4,604
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	750	571
Amortization of debt issuance costs	11	31
Stock-based compensation	17	20
Deferred income taxes	(259)	(180)
Earnings of equity method investees	(51)	(45)
Tax benefit of common stock options	(112)	(67)
Other	—	(10)
Changes in operating assets and liabilities (net of effects of acquisitions):
Receivables	(5,177)	9,744
Inventories	(19,915)	(13,546)
Prepaid expenses and other current assets	542	557
Accounts payable	14,140	6,844
Accrued expenses	1,503	1,075
Net cash provided by/(used in) operating activities	(3,851)	9,598

Cash Flows From Investing Activities:
Business acquisitions	(4,556)	—
Purchases of property and equipment	(597)	(977)
Other	61	30
Net cash used in investing activities	(5,092)	(947)

Cash Flows From Financing Activities:
Proceeds from stock options	50	85
Tax benefit of common stock options	112	67
Net borrowings/(payments) on line-of-credit	244	(8,679)
Debt issuance costs	—	(124)
Net cash provided by/(used in) financing activities	406	(8,651)

Decrease in Cash and Cash Equivalents	(8,537)	—

Cash and Cash Equivalents at Beginning of Period	8,599	37

Cash and Cash Equivalents at End of Period	$62	$37

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

In the opinion of our management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly, in all material respects, our results for the periods presented. These condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our 2007 Annual Report on Form 10-K filed with the SEC on November 21, 2007.  The results of operations for the three months ended December 31, 2007 are not necessarily indicative of results to be expected for the entire fiscal year.

Our unaudited condensed consolidated balance sheet as of September 30, 2007 has been derived from the audited consolidated balance sheet as of that date.

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

Revenue Recognition

We sell products we source from vendors to our customers through either a “buy/sell” transaction or an agency relationship with our vendors. In a “buy/sell” transaction, we purchase or take inventory of products from the vendor. When a customer places an order with us, we pick, pack, ship and invoice the customer for the order. We recognize revenue from “buy/sell” transactions as product sales when the product is delivered to the customer. We accept product returns from our customers. We estimate returns based on historical experience and recognize these estimated returns as a reduction of product sales. Product returns have not been significant to our financial statements. We record revenues net of sales tax.  In an agency relationship, we generally do not purchase and take inventory of products from vendors. We receive an order from a customer, then transmit the order to the vendor, who picks, packs and ships the order to the customer. In some cases, the vendor invoices and collects payment from the customer, while in other cases we invoice and collect payment from the customer on behalf of the vendor. We receive a commission payment for soliciting the order from the customer and for providing other customer service activities. Commissions are recognized when the services upon which the commissions are based are complete. Gross billings from agency contracts were $40,817 and $30,484 for the three months ended December 31, 2007 and 2006, respectively, and generated commission revenue of $2,941 and $1,699, respectively.

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

NOTE 2 — EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

On October 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  See Note 9 – Income Taxes.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides guidance on quantifying and evaluating the materiality of unrecorded misstatements.  SAB 108 was effective for our fiscal year beginning October 1, 2007.  The adoption of SAB 108 did not have a material effect on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (Revised), Business Combinations (“SFAS 141-R”).  SFAS 141-R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred, among other items. The statement will apply prospectively to business combinations occurring in our fiscal year beginning October 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51 (“SFAS 160”).  This statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Noncontrolling interests shall be reclassified to equity, consolidated net income shall be adjusted to include net income attributable to noncontrolling interests and consolidated comprehensive income shall be adjusted to include comprehensive income attributable to the noncontrolling interests.  SFAS 160 is effective for our fiscal year beginning October 1, 2009.  We are currently evaluating the expected impact, if any, that SFAS 160 will have on our consolidated financial statements.

NOTE 3 — BUSINESS ACQUISITION

In October 2007, we acquired substantially all of the assets of Tri V Services, Inc. (“Tri V”) for approximately $5,111, consisting of $4,606 in cash (including direct acquisition costs of approximately $106) and 12,692 shares of restricted common stock valued at the time of the issuance at approximately $505.  Based near Detroit, Michigan, Tri V was a distributor with an 11-year history of providing animal health products to approximately 850 veterinary practices, with a particular focus on emergency clinics and ophthalmology specialists.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition.  These preliminary purchase price allocations are based on a combination of third-party valuations and internal analyses and may be adjusted during the allocation period as defined in SFAS No. 141, Business Combinations.

Receivables	$750
Inventories	235
Intangibles	2,710
Goodwill	1,693
Total assets acquired	5,388

Accounts payable	277
Total liabilities assumed	277

Net assets acquired	$5,111

NOTE 4 — RECEIVABLES

	December 31,	September 30,
	2007	2007
Trade	$104,286	$100,422
Vendor rebates and programs	14,183	11,725
Interest	—	61
Related party	2	342
	118,471	112,550
Allowance for doubtful accounts	(876)	(874)
	$117,595	$111,676

Product sales resulting from transactions with a single customer were 8% and 9% of total product sales during the three months ended December 31, 2007 and 2006, respectively. Approximately 9% and 10% of our trade receivables resulted from transactions with this single customer as of December 31, 2007 and September 30, 2007, respectively.

Product sales resulting from transactions with Feeders’ Advantage LLC (“Feeders’ Advantage”), a related party, were 6% of total product sales during the three months ended December 31, 2007 and 2006.

NOTE 5 — PROPERTY AND EQUIPMENT

	December 31,	September 30,
	2007	2007
Land	$20	$20
Buildings and leasehold improvements	2,958	2,257
Machinery, furniture and equipment	11,689	10,744
Computer equipment	2,914	3,825
Construction in progress	92	1,586
	17,673	18,432
Accumulated depreciation and amortization	(8,723)	(9,226)
	$8,950	$9,206

Depreciation expense for the three months ended December 31, 2007 and 2006 was $623 and $494, respectively.

NOTE 6 — INTANGIBLES

	December 31,	September 30,
	2007	2007
Amortizing:
Customer lists	$5,245	$3,186
Covenants not to compete	666	356
Other	248	168
	6,159	3,710
Accumulated amortization	(825)	(698)
	5,334	3,012
Non-Amortizing:
Trade names and patents	2,262	2,002
	$7,596	$5,014

Amortization expense was $127 and $77 for the three months ended December 31, 2007 and 2006, respectively.  Intangible assets are amortized over their expected useful life, which generally ranges from 5-20 years.  Estimated future annual amortization expense related to intangible assets as of December 31, 2007 follows:

Amount
Remainder of 2008	$433
2009	577
2010	555
2011	537
2012	512
Thereafter	2,720
$5,334

The above projection of amortization expense includes preliminary estimates of intangible assets and lives associated with the acquisition of substantially all of the assets of Tri V.  These amounts may be adjusted during the allocation period as defined in SFAS No. 141, Business Combinations.

NOTE 7 — CREDIT FACILITY AND LONG-TERM DEBT

Line-of-Credit—On December 13, 2006, MWI Veterinary Supply Co., (our wholly-owned subsidiary) as borrower, entered into an unsecured credit agreement with us and Memorial Pet Care, Inc., as guarantors, and Bank of America, N.A. and Wells Fargo Bank, N.A., (collectively, the “lenders”) for the provision of a revolving credit facility (the “facility”).  The facility allows for borrowings in the aggregate of $70,000, with the right to request an increase in the commitment of the lenders to $100,000.  The facility has a maturity date of December 1, 2011 and a variable interest rate equal to the Daily LIBOR Floating Rate or the LIBOR 1-month fixed rate (at our option) plus a margin ranging from 0.7% to 1.25%.  The lenders also receive an unused line fee and letter of credit fee equal to 0.125% of the unused amount of the facility. Our outstanding balance on the facility at December 31, 2007 was $244 and the interest rate for the facility was 5.52% as of that date.  This facility replaced the five-year Credit Agreement dated June 18, 2002 between MWI Veterinary Supply Co. and Bank of America, N.A.

The line-of-credit contains certain financial covenants as well as other restrictive covenants. The facility allows for the issuance of up to $10,000 in letters of credit. The letters of credit typically act as a guarantee of payment to certain third-parties in accordance with specified terms and conditions. We had eleven letters of credit totaling $940 at December 31, 2007 and September 30, 2007. There were no outstanding borrowings on these letters of credit at either December 31, 2007 or September 30, 2007.

Long-Term Debt—In January 2005, we issued a promissory note in the aggregate principal amount of $487 in partial consideration for the purchase of substantially all the assets of Vetpo Distributors, Inc. The note bears interest at the prime rate (7.25% at December 31, 2007), payable quarterly. The principal of the note is payable in five equal annual installments, the first of which was due on January 1, 2006.  The balance on this promissory note was $292 at December 31, 2007 and September 30, 2007.

NOTE 8 — STOCK OPTIONS

We have two stock-based award plans, the 2002 Stock Option Plan and the Amended and Restated 2005 Stock-Based Incentive Compensation Plan (the “2005 Plan”).  The 2005 Plan allows our Board of Directors to grant common stock options, restricted stock, deferred units and other stock-based awards to directors, executives and other key employees.  These plans have been developed to provide additional incentives by allowing equity ownership in our company and, as a result, encouraging participants to contribute to our success.  At December 31, 2007, 432,737 options to purchase common stock were outstanding (319,921 options vested and exercisable) with a weighted average exercise price of $3.21 and expiring through September 2015.  During the three months ended December 31, 2007, we issued 4,000 shares of restricted stock under the 2005 Plan, which vest annually for up to 5 years.  At December 31, 2007, 1,544,644 shares were available to be issued under our stock-based award plans.

We granted no common stock options during the three months ended December 31, 2007 and 2006.  During the three months ended December 31, 2007 and 2006, we recognized $30 and $20 of compensation expense related to restricted stock grants, respectively.

NOTE 9 — INCOME TAXES

In 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in tax positions.  FIN 48 requires that management evaluate its tax positions for all open tax years to determine if the position is more likely than not to be sustained upon examination by taxing authorities having full knowledge of all relevant information.  We adopted the provisions of FIN 48 as of October 1, 2007, the beginning of our 2008 fiscal year.  As a result of the adoption of FIN 48, we reported a cumulative effect adjustment of $258 which reduced our retained earnings.

On October 1, 2007, we had $449 of unrecognized tax benefits, of which $292 would impact our effective rate, if recognized.  Our policy for classifying interest and penalties associated with unrecognized tax benefits is to include such items in income tax expense.  As of the date of adoption, gross interest and penalties associated with unrecognized tax benefits were $122 and $38, respectively.

We file income tax returns in the U.S. federal jurisdiction and other various state and local jurisdictions.  A number of years may elapse before an uncertain tax position is audited and finally resolved.  While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe that our liability for uncertain tax benefits reflects the most probable outcome.  We adjust the liability, as well as the related interest, in light of changing facts and circumstances.  Settlement of any particular position would usually require the use of cash.  The resolution of a matter would be recognized as an adjustment to our income tax expense and our effective tax rate in the period of resolution.    During the next twelve months, we intend to enter into voluntary disclosure agreements with certain state jurisdictions which would decrease the liability for uncertain tax benefits by approximately $304 as a result of the payment of additional tax expected to be due.  With few exceptions, we are no longer subject to income tax examination for years before 2003 in the U.S. and major state and local jurisdictions.

NOTE 10 — COMPUTATION OF EARNINGS PER SHARE (In thousands, except per share data)

	Three months ended December 31,
	2007		2006
	Basic	Diluted	Basic	Diluted
Net income	$4,700	$4,700	$4,604	$4,604
Weighted average common shares outstanding	12,046	12,046	11,559	11,559
Effect of diluted securities
Stock options and restricted stock		250		301
Weighted average diluted shares outstanding		12,296		11,860
Earnings per share	$0.39	$0.38	$0.40	$0.39
Anti-dilutive shares excluded from calculation		—		—

NOTE 11 — RELATED PARTIES

MWI Veterinary Supply Co., our wholly-owned subsidiary, holds a 50.0% membership interest in Feeders’ Advantage. MWI Veterinary Supply Co. charged Feeders’ Advantage for certain operating and administrative services in the amounts of $157 and $149 for the three months ended December 31, 2007 and 2006, respectively.  Sales of products to Feeders’ Advantage were $11,117 and $9,559 for the three months ended December 31, 2007 and 2006, respectively.

MWI Veterinary Supply Co. provides Feeders’ Advantage with a line-of-credit to finance its day-to-day operations. This line-of-credit bears interest at the prime rate. The interest due on the line-of-credit is calculated and charged to Feeders’ Advantage on the last day of each month. Conversely, to the extent MWI Veterinary Supply Co. has a payable balance due to Feeders’ Advantage, the payable balance accrues interest in favor of Feeders’ Advantage at the average federal funds rates in effect for that month. As of December 31, 2007, MWI Veterinary Supply Co. had a payable balance with Feeders’ Advantage of $214.  As of September 30, 2007, MWI Veterinary Supply Co. had a receivable balance with Feeders’ Advantage of $336.

NOTE 12 – STATEMENTS OF CASH FLOWS – SUPPLEMENTAL AND NON CASH DISCLOSURES

	Three months ended December 31,
	2007	2006
Supplemental Disclosures
Cash paid for interest	$27	$301
Cash paid for income taxes	434	7
Noncash Activities
Equipment acquisitions financed with accounts payable	26	196

NOTE 13 — CONTINGENCIES AND COMMITMENTS

From time to time, in the normal course of business, we may become a party to legal proceedings that may have an adverse effect on our financial position, results of operations and cash flows. Management presently believes that the ultimate outcome of these proceedings, including the proceedings described below, will not have a material adverse effect on our financial position, cash flows or results of operations.  However, litigation is subject to inherent uncertainties, and unfavorable outcomes could occur. An unfavorable outcome could include the payment of monetary damages or, in cases for which injunctive relief is sought, an injunction prohibiting us from selling one or more products or taking certain other actions.  Were an unfavorable outcome to occur, our business or results of operations could be materially harmed.

Putney Inc. v. Pfizer Inc. and MWI Veterinary Supply, Inc., United States District Court, D. Me. 2007

Putney sells to veterinarians and distributors a generic, human-approved form of a pharmaceutical sold by Pfizer.  MWI is a party to a Distribution Agreement with Putney pursuant to which MWI purchases Putney’s product for resale.  The term of the agreement expired on December 31, 2007.  Pfizer has contended that the sale and promotion of Putney’s product is unlawful.  Putney has sued Pfizer and MWI seeking a declaration that the sale and promotion of Putney’s product is lawful.  Putney also alleges, as against MWI, that MWI has disparaged Putney’s product, has breached the Distribution Agreement, and is obligated to indemnify Putney. Based on that alleged breach Putney claims damages of lost profits in the amount of $496 during the term of the Agreement. Pfizer has filed a counterclaim, against Putney, in which it makes no claims of any type against MWI. MWI has answered the complaint, and intends to contest vigorously any allegation that it has breached any agreement, disparaged Putney’s product, or is otherwise liable to Putney in any way. On January 3, 2008 Putney filed an amended complaint adding a claim of promissory estoppel alleging that MWI had agreed to be the only distributor of the Putney product with a national outside sales force and as a result Putney did not pursue similar arrangements with other distributors. MWI has denied that claim. Discovery in the case is ongoing and it is unclear to what extent MWI will remain involved in or affected by this dispute, so it is not reasonably possible to evaluate the likely outcome.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MWI Veterinary Supply, Inc.
Meridian, ID

We have reviewed the accompanying condensed consolidated balance sheet of MWI Veterinary Supply, Inc. and subsidiaries as of December 31, 2007, and the related condensed consolidated statements of income and of cash flows for the three-month periods ended December 31, 2007 and 2006. These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of MWI Veterinary Supply, Inc. and subsidiaries as of September 30, 2007, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated November 20, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2007 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP
Boise, Idaho
January 31, 2008

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

All dollar amounts are presented in thousands, except for per share amounts.

Overview

We are a leading distributor of animal health products to veterinarians across the United States.  We distribute more than 11,000 products sourced from over 450 vendors to approximately 16,000 veterinary practices nationwide from thirteen strategically located distribution centers.  Products we sell include pharmaceuticals, vaccines, parasiticides, diagnostics, capital equipment, supplies, veterinary pet food and nutritional products.  We market these products to veterinarians in both the companion animal and production animal markets. Historically, approximately two-thirds of our total revenues have been generated from sales to the companion animal market and one-third from sales to the production animal market.  Our product mix was more weighted to the production animal market in the quarter ended December 31, 2007, compared to our historical mix.  The shift in mix was primarily related to price increases by two of our largest vendors which were effective January 1, 2008, creating greater demand particularly for production animal products later in the quarter.  The increasing maturity of the production animal market results in lower margins on product sales relative to the companion animal market.  While the average order size for companion animal health products is often smaller than production animal health products, companion animal health products typically have higher margins.

Common Stock Offerings

On August 3, 2005, we completed our initial public offering in which we sold an aggregate of 4,983,334 shares (including the exercise of the underwriters’ over-allotment option) of our common stock at a price to the public of $17 per share.  We received net proceeds of $77,159 after deducting the underwriting discounts and offering expenses.  We used the net proceeds to redeem all of our Series A preferred stock for approximately $39,789 and to repay approximately $37,370 of borrowings outstanding on the revolving credit facility under our former credit agreement.  In the fourth quarter of our fiscal year 2006, we issued 908,846 shares (including the shares issued upon the partial exercise of the underwriters’ over-allotment option) of our common stock at a price to the public of $32.25 per share.  We used the net proceeds of $27,341 received from this offering to pay down our borrowings on our former revolving credit facility.  In the third quarter of our fiscal year 2007, we issued 348,974 shares of our common stock at a price to the public of $35.00 per share.  We used the net proceeds of $11,252 received from this offering to pay down our borrowings on our revolving credit facility and for general corporate purposes.

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

Tri V Services Inc. Acquisition

In October 2007, we acquired substantially all of the assets of Tri V Services, Inc. (“Tri V”) for approximately $5,111, consisting of $4,606 in cash (including direct acquisition costs of approximately $106) and 12,692 shares of restricted common stock valued at the time of issuance at approximately $505.  Based near Detroit, Michigan, Tri V was a distributor with an 11-year history of providing animal health products to approximately 850 veterinary practices, with a particular focus on emergency clinics and ophthalmology specialists.

Securos, Inc. and International Veterinary Distribution Network, Inc. Acquisition

In June 2007, we acquired substantially all of the assets of Securos, Inc. and International Veterinary Distribution Network, Inc. (collectively “Securos”) for approximately $5,147, consisting of $4,661 in cash (including direct acquisition costs of approximately $177) and 13,058 shares of restricted common stock valued at the time of the issuance at approximately $486.  Additional contingent consideration will be paid to Securos shareholders if certain defined financial targets are achieved in each year through 2011.  This is currently estimated to be approximately $1.0 million. These additional payments will increase the purchase price and goodwill at the time the financial targets are achieved.  Based in Charlton, Massachusetts, Securos is a provider of veterinary orthopedic products in the United States and select foreign countries and sources private label products in the categories of veterinary surgical consumables and equipment and handheld instruments.

For more information on our business, see our Annual Report on Form 10-K filed with the SEC on November 21, 2007.

Results of Operations

The following table summarizes our results of operations for the three months ended December 31, 2007 and 2006, in dollars and as a percentage of total revenues.

	Three Months Ended December 31,
	2007	%	2006	%
Revenues:
Product sales	$189,303	93.1%	$149,787	93.0%
Product sales to related party	11,117	5.5%	9,559	5.9%
Commissions	2,941	1.4%	1,699	1.1%
Total revenues	203,361	100.0%	161,045	100.0%

Cost of product sales	173,576	85.4%	135,296	84.0%
Gross profit	29,785	14.6%	25,749	16.0%

Selling, general and administrative expenses	21,303	10.5%	17,694	11.0%
Depreciation and amortization	747	0.3%	569	0.3%
Operating income	7,735	3.8%	7,486	4.7%

Other income (expense):
Interest expense	(51)	0.0%	(269)	-0.2%
Earnings of equity method investees	51	0.0%	45	0.0%
Other	235	0.1%	90	0.1%
Total other income (expense), net	235	0.1%	(134)	-0.1%

Income before taxes	7,970	3.9%	7,352	4.6%
Income tax expense	(3,270)	-1.6%	(2,748)	-1.7%
Net income	$4,700	2.3%	$4,604	2.9%

Earnings per common share:
Basic	$0.39		$0.40
Diluted	$0.38		$0.39

Weighted average common shares outstanding (in thousands):
Basic	12,046		11,559
Diluted	12,296		11,860

Other Data:
Product sales from Internet as a percentage of sales	24%		23%
Field sales representatives (at end of period)	170		155
Telesales representatives (at end of period)	128		110
Fill rate (1)	98%		98%

(1)

Defined as, for any period, the dollar value of orders shipped the same day they were placed from any distribution center expressed as a percentage of the total dollar value of the orders placed by customers in the period.

Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006

Total Revenues.  Total revenues increased 26.3% to $203,361 for the three months ended December 31, 2007 from $161,045 for the three months ended December 31, 2006.  Revenue growth was partially influenced by price increases by two of our largest vendors which were effective January 1, 2008, creating greater demand particularly for production animal products later in the quarter.  In the prior year, these same two vendors announced their price increases effective February 1, 2007, which had the effect of delaying sales until the quarter ended March 31, 2007.  Revenues attributable to new customers represented approximately 42% of the growth in total revenues during the three months ended December 31, 2007.  Revenues attributable to existing customers represented approximately 58% of the growth in total revenues during the three months ended December 31, 2007.  For the purpose of calculating growth rates of new and existing customer revenue, we have defined a new customer as a customer that did not purchase product from us in the corresponding fiscal quarter of the prior year, with the remaining customer base being considered an existing customer.  Also contributing to revenue growth was the increase in commissions on our agency sales of 73.1% to $2,941 for the three months ended December 31, 2007, from $1,699 for the same period of the prior fiscal year. The growth in commissions was partially due to incentives which were achieved in the quarter ended December 31, 2007.

Gross Profit.  Gross profit increased by 15.7% to $29,785 for the three months ended December 31, 2007 from $25,749 for the three months ended December 31, 2006.  Our gross profit benefited from the increase in revenues discussed above.  Gross profit as a percentage of total revenues was 14.6% for the three months ended December 31, 2007 compared to 16.0% for the same period in the prior year. The reduced gross margin percentage was due to reduced rebates as a percentage of revenues and increased sales of lower-margin production animal products.  Actual rebate dollars decreased approximately $767 for the three months ended December 31, 2007 as compared to the same period in the prior fiscal year. Rebates were approximately $1.0 million less than anticipated due to a recent disagreement with a key vendor over the amount of rebate dollars that were expected during the quarter under their program.

Selling, General and Administrative (“SG&A”).  SG&A expenses increased 20.4% to $21,303 for the three months ended December 31, 2007 from $17,694 for the three months ended December 31, 2006.  SG&A expenses as a percentage of revenues decreased to 10.5% for the three months ended December 31, 2007 from 11.0% for the three months ended December 31, 2006 as a result of our 26% growth in revenues. The dollar increase in SG&A expenses was primarily due to increased compensation costs as a result of additional headcount of 89 team members, including 33 new field sales and telesales representatives.  The increase in total headcount also includes 24 team members added as a result of the Tri V acquisition in October 2007 and the Securos acquisition in June 2007.  Employee benefits increased as a result of the growth in headcount, as well as higher health insurance costs due to growth in the volume and magnitude of individual claims.  Also contributing to the growth in SG&A expenses were increased legal and professional fees, increased occupancy and location costs due to increased revenues and the expansion of a number of distribution centers, including the facility in Edwardsville, Kansas which opened in October 2007 and higher credit card fees as a result of increased revenues.

Depreciation and Amortization.  Depreciation and amortization expense increased 31.3% to $750 for the three months ended December 31, 2007 from $571 for the three months ended December 31, 2006.  This increase was primarily the result of a number of capital expenditures, primarily from new or expanded distribution centers.  Since December 31, 2006, we added to or expanded our distribution centers in Harrisburg, Pennsylvania; Atlanta, Georgia; Clear Lake, Wisconsin; and Nampa, Idaho as well as establishing the distribution center in Edwardsville, Kansas.  We have also made improvements to our information technology infrastructure.

Other Income (Expense).  Other income (expense) decreased 275.4% to $235 in income for the three months ended December 31, 2007 from $134 in expense for the three months ended December 31, 2006. This decrease in other expenses was due to a decline in interest expense of $218 to $51 for the three months ended December 31, 2007, compared to $269 for the three months ended December 31, 2006.  This decrease was a result of the lower average loan balance on the facility.  We used the proceeds from our offering of common stock the third quarter of our fiscal year 2007 to pay down the loan balance.

Income Tax Expense.  Our effective tax rate for the three months ended December 31, 2007 and 2006 was 41.0% and 37.4%, respectively.   The change in the effective tax rate is a result of an increase in our estimated state tax rate, which was revised as a result of our FIN 48 analysis.  We adopted FIN 48 effective October 1, 2007.

Critical Accounting Policies

The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  The accompanying condensed consolidated financial statements are prepared using the same critical accounting policies discussed in our Annual Report on Form 10-K filed with the SEC on November 21, 2007.

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

MWI Veterinary Supply Co., (our wholly-owned subsidiary) has a line-of-credit under a revolving credit facility with two lenders.  The facility allows for borrowings in the aggregate of $70,000, with the right to request an increase in the commitment of the lenders to $100,000.  The facility has a maturity date of December 1, 2011 and a variable interest rate equal to the Daily LIBOR Floating Rate or the LIBOR 1-month fixed rate (at our option) plus a margin ranging from 0.7% to 1.25%.  The lenders also receive an unused line fee and letter of credit fee equal to 0.125% of the unused amount of the facility. Our outstanding balance on the facility at December 31, 2007 was $244 and the interest rate on the facility was 5.52% as of this date.  The line-of-credit contains certain financial covenants as well as other restrictive covenants.

The facility allows for the issuance of up to $10,000 in letters of credit. The letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. We had eleven letters of credit totaling $940 at December 31, 2007 and September 30, 2007. There were no outstanding borrowings on these letters of credit at either December 31, 2007 or September 30, 2007.

Operating Activities.  For the three months ended December 31, 2007, cash used in operations was $3,851 and was primarily attributable to net income of $4,700, an increase of receivables of $5,177 due to higher revenue growth, an increase in inventories of $19,915 due to inventory planning and the timing of manufacturer price increases and an increase in accounts payable of $14,140 as a result of increased inventory purchases.  Due to the growth in revenues in the quarter as a result of price increases from two of our largest vendors, cash was used to accommodate delayed billing on our production animal sales and to fund inventory purchases to meet the demand during the quarter.

For the three months ended December 31, 2006, cash provided by operations was $9,598 and was primarily attributable to net income of $4,604, a decrease in receivables of $9,744 from the prior year-end and an increase in accounts payable of $6,844, the combined effects of which were partially offset by an increase in inventories of $13,546.  The increase in inventories was directly tied to inventory planning and the timing of manufacturer price increases.  The decrease in receivables was the result of collection of customer accounts that were offered extended payment terms.  The increase in accounts payable was a result of timing of inventory purchases.

Investing Activities.  For the three months ended December 31, 2007, net cash used in investing activities was $5,092 and was primarily due to the acquisition of Tri V for $4,606 coupled with capital expenditures of $597, primarily related to distribution center infrastructure and technology.

For the three months ended December 31, 2006, net cash used in investing activities was $947 and was primarily due to the purchase of property and equipment related to the relocation of our existing distribution center to a larger distribution center in Atlanta, Georgia.

Financing Activities.  For the three months ended December 31, 2007, net cash provided by financing activities was $406, which was primarily due to the use of $244 on our revolving credit facility and tax benefit of stock option exercises of $112. Our revolving credit facility is used to finance our working capital requirements and fluctuates based on timing of payables and collection of receivables.

For the three months ended December 31, 2006, net cash used in financing activities was $8,651, and was primarily attributable to payments on our former revolving credit facility.

Contractual Obligations and Guarantees

For information on our contractual obligations and guarantees, see our Annual Report on Form 10-K filed on November 21, 2007 with the SEC. During the three months ended December 31, 2007 there we no significant changes to the contractual obligations reported in our Form 10-K on November 21, 2007, except as follows:

•              Upon adoption of FIN 48 on October 1, 2007, the total liability for unrecognized tax benefits was $449.  During the first quarter ended December 31, 2007, this amount did not change significantly.

•              In December 2008, we leased approximately 3,000 square feet of office space located in Rochester Hills, Michigan with an average annual lease of $42 per year and expiring in 2013.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks primarily from changes in interest rates in the United States. The Company does not engage in financial transactions for trading or speculative purposes.

The interest payable on the credit facility is based on variable interest rates and is therefore affected by changes in market interest rates. If the interest rate on the variable rate indebtedness rose 55 basis points (a 10% change from the interest rate as of December 31, 2007), assuming no change in the outstanding balance on the facility ($244 as of December 31, 2007), the annualized income before taxes and cash flows from operating activities would decline by approximately $1.  If the interest rate on the variable rate indebtedness decreased 55 basis points (a 10% change from the interest rate as of December 31, 2007), assuming no change in the outstanding balance on the facility, the annualized income before taxes and cash flows from operating activities would increase by approximately $1.

Item 4.  Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of December 31, 2007.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

•                  the impact of general economic trends on our business;

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

Putney Inc. v. Pfizer Inc. and MWI Veterinary Supply, Inc., United States District Court, D. Me. 2007

Putney sells to veterinarians and distributors a generic, human-approved form of a pharmaceutical sold by Pfizer.  MWI is a party to a Distribution Agreement with Putney pursuant to which MWI purchases Putney’s product for resale.  The term of the agreement expired on December 31, 2007.  Pfizer has contended that the sale and promotion of Putney’s product is unlawful.  Putney has sued Pfizer and MWI seeking a declaration that the sale and promotion of Putney’s product is lawful.  Putney also alleges, as against MWI, that MWI has disparaged Putney’s product, has breached the Distribution Agreement, and is obligated to indemnify Putney. Based on that alleged breach Putney claims damages of lost profits in the amount of $496 during the term of the Agreement. Pfizer has filed a counterclaim, against Putney, in which it makes no claims of any type against MWI. MWI has answered the complaint, and intends to contest vigorously any allegation that it has breached any agreement, disparaged Putney’s product, or is otherwise liable to Putney in any way. On January 3, 2008 Putney filed an amended complaint adding a claim of promissory estoppel alleging that MWI had agreed to be the only distributor of the Putney product with a national outside sales force and as a result Putney did not pursue similar arrangements with other distributors. MWI has denied that claim. Discovery in the case is ongoing and it is unclear to what extent MWI will remain involved in or affected by this dispute, so it is not reasonably possible to evaluate the likely outcome.

Item 1A.  Risk Factors

There have been no material changes from our risk factors as previously reported in our Annual Report on Form 10-K for the year ended September 30, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information concerning our repurchase of shares of our common stock during the quarter ended December 31, 2007.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2007 to October 31, 2007	410	(1)	$40.28	—	—
November 1, 2007 to November 30, 2007	—		—	—	—
December 1, 2007 to December 31, 2007	—		—	—	—
Total	410		$40.28	—	—

(1)	These shares were withheld upon the vesting of employee restricted stock grants in connection with payment of required withholding taxes.

On October 5, 2007, we issued an aggregate of 12,692 shares of restricted common stock to Tri V Services, Inc. as part of the consideration for the purchase of substantially all the assets of Tri V Services, Inc.  The securities described in this paragraph were issued in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(2) under the Securities Act and Regulation D promulgated thereunder relative to sales by an issuer not involving any public offering.

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

MWI Veterinary Supply, Inc.
(Registrant)

Date: February 1, 2008	/s/ Mary Patricia B. Thompson
Mary Patricia B. Thompson
Senior Vice President of Finance and Administration, Chief Financial Officer