Form 10-Q
period 2008-03-31
MWI Veterinary Supply, Inc.
filed 2008-05-01
CIK 1323974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares of the Registrant’s common stock, $0.01 par value, outstanding as of April 30, 2008 was 12,050,673.

MWI VETERINARY SUPPLY, INC.

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

MWI VETERINARY SUPPLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Dollars and shares in thousands, except per share data
(unaudited)

	Three months ended March 31,		Six months ended March 31,
	2008	2007	2008	2007
Revenues:
Product sales	$182,461	$163,311	$371,764	$313,098
Product sales to related party	8,922	8,867	20,039	18,426
Commissions	3,577	2,875	6,518	4,574
Total revenues	194,960	175,053	398,321	336,098

Cost of product sales	166,692	150,631	340,268	285,927
Gross profit	28,268	24,422	58,053	50,171

Selling, general and administrative expenses	20,410	17,806	41,713	35,500
Depreciation and amortization	746	602	1,493	1,171
Operating income	7,112	6,014	14,847	13,500

Other income (expense):
Interest expense	(114)	(160)	(165)	(429)
Earnings of equity method investees	41	42	92	87
Other	117	101	352	191
Total other income (expense), net	44	(17)	279	(151)

Income before taxes	7,156	5,997	15,126	13,349
Income tax expense	(2,778)	(2,309)	(6,048)	(5,057)

Net income	$4,378	$3,688	$9,078	$8,292

Earnings per common share:
Basic	$0.36	$0.32	$0.75	$0.72
Diluted	$0.36	$0.31	$0.74	$0.70

Weighted average common shares outstanding:
Basic	12,050	11,566	12,048	11,562
Diluted	12,298	11,863	12,297	11,862

See Notes to Condensed Consolidated Financial Statements

MWI VETERINARY SUPPLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars and shares in thousands, except per share data
(unaudited)

	March 31,	September 30,
	2008	2007
Assets

Current Assets:
Cash and cash equivalents	$1,396	$8,599
Receivables, net	118,363	111,676
Inventories	107,656	94,623
Prepaid expenses and other current assets	1,987	2,362
Deferred income taxes	984	518
Total current assets	230,386	217,778

Property and equipment, net	8,874	9,206
Goodwill	34,598	32,964
Intangibles, net	7,453	5,014
Other assets, net	2,323	2,232
Total assets	$283,634	$267,194

Liabilities And Stockholders’ Equity

Current Liabilities:
Line-of-credit	$—	$—
Accounts payable	105,685	98,724
Accrued expenses	7,460	7,693
Current maturities of long-term debt	97	97
Total current liabilities	113,242	106,514

Deferred income taxes	466	474

Long-term debt	97	195

Other long-term liabilities	249	—

Commitments and contingencies

Stockholders’ Equity
Common stock $0.01 par value, 40,000 authorized; 12,051 and 12,024 shares issued and outstanding, respectively	121	120
Additional paid in capital	121,735	120,988
Retained earnings	47,724	38,903
Total stockholders’ equity	169,580	160,011
Total liabilities and stockholders’ equity	$283,634	$267,194

See Notes to Condensed Consolidated Financial Statements

MWI VETERINARY SUPPLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
(unaudited)

	Six months ended March 31,
	2008	2007
Cash Flows From Operating Activities:
Net income	$9,078	$8,292
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	1,499	1,175
Amortization of debt issuance costs	21	42
Stock-based compensation	45	38
Deferred income taxes	(474)	(369)
Earnings of equity method investees	(92)	(87)
Loss on disposal of property and equipment	—	18
Tax benefit of common stock options	(123)	(89)
Other	—	(9)
Changes in operating assets and liabilities (net of effects of acquisition):
Receivables	(5,941)	(4,708)
Inventories	(12,795)	4,525
Prepaid expenses and other current assets	375	586
Accounts payable	6,933	(3,622)
Accrued expenses	(265)	(148)
Net cash provided by/(used in) operating activities	(1,739)	5,644

Cash Flows From Investing Activities:
Business acquisitions	(4,548)	—
Purchases of property and equipment	(990)	(1,752)
Other	(27)	54
Net cash used in investing activities	(5,565)	(1,698)

Cash Flows From Financing Activities:
Proceeds from stock options	75	173
Tax benefit of common stock options	123	89
Payment on long-term debt	(97)	(97)
Net payments on line-of-credit	—	(3,987)
Debt issuance costs	—	(124)
Net cash provided by/(used in) financing activities	101	(3,946)

Decrease in Cash and Cash Equivalents	(7,203)	—

Cash and Cash Equivalents at Beginning of Period	8,599	37

Cash and Cash Equivalents at End of Period	$1,396	$37

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

In the opinion of our management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly, in all material respects, our results for the periods presented. These condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our 2007 Annual Report on Form 10-K filed with the SEC on November 21, 2007.  The results of operations for the three and six months ended March 31, 2008 are not necessarily indicative of results to be expected for the entire fiscal year.

Our unaudited condensed consolidated balance sheet as of September 30, 2007 has been derived from the audited consolidated balance sheet as of that date.

Use of Estimates

The accompanying unaudited condensed consolidated financial statements have been prepared on the accrual basis of accounting using accounting principles generally accepted in the United States. In preparing financial information, we use certain estimates and assumptions that may affect the reported amounts and disclosures. Some of these estimates require difficult, subjective and complex judgments about matters that are inherently uncertain. As a result, actual results could differ materially from these estimates. Estimates are used when accounting for sales returns, allowance for doubtful accounts, customer incentives, vendor rebates, inventories, goodwill and intangible assets, income taxes, impairment of long-lived assets, depreciation and amortization, employee benefits, unearned income and contingencies. The estimates of fair value of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date and reported amounts of revenue and expenses for the periods are based on assumptions that we believe to be reasonable.

Revenue Recognition

We sell products we source from vendors to our customers through either a “buy/sell” transaction or an agency relationship with our vendors. In a “buy/sell” transaction, we purchase or take inventory of products from the vendor. When a customer places an order with us, we pick, pack, ship and invoice the customer for the order. We recognize revenue from “buy/sell” transactions as product sales when the product is delivered to the customer. We accept product returns from our customers. We estimate returns based on historical experience and recognize these estimated returns as a reduction of product sales. Product returns have not been significant to our financial statements. We record revenues net of sales tax.  In an agency relationship, we generally do not purchase and take inventory of products from vendors. We receive an order from a customer, then transmit the order to the vendor, who picks, packs and ships the order to the customer. In some cases, the vendor invoices and collects payment from the customer, while in other cases we invoice and collect payment from the customer on behalf of the vendor. We receive a commission payment for soliciting the order from the customer and for providing other customer service activities. Commissions are recognized when the services upon which the commissions are based are complete. Gross billings from agency contracts were $73,923 and $59,105 for the three months ended March 31, 2008 and 2007, respectively, and generated commission revenue of $3,577 and $2,875, respectively.  Gross billings from agency contracts were $114,740 and $89,588 for the six months ended March 31, 2008 and 2007, respectively, and generated commission revenue of $6,518 and $4,574, respectively.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value according to generally accepted accounting principles and expands disclosure requirements regarding fair value measurements.  This statement emphasizes that fair value should be determined based on assumptions market participants would use to price the asset or liability.  SFAS 157 is effective for our fiscal year beginning October 1, 2008.  We are currently evaluating the impact, if any, that SFAS 157 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value. The provisions of SFAS 159 are effective for our fiscal year beginning October 1, 2008. We are currently evaluating the impact, if any, that SFAS 159 will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised), Business Combinations (“SFAS 141-R”).  SFAS 141-R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred, among other items. The statement will apply prospectively to any business combinations occurring in our fiscal year beginning October 1, 2009.

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

NOTE 3 — BUSINESS ACQUISITION

In October 2007, we acquired substantially all of the assets of Tri V Services, Inc. (“Tri V”) for approximately $5,111, consisting of $4,606 in cash (including direct acquisition costs of approximately $106) and 12,692 shares of restricted common stock valued at the time of the issuance at approximately $505.  The purchase price was reduced by $8 as a result of a post closing working capital adjustment that was completed during the three months ended March 31, 2008.  Based near Detroit, Michigan, Tri V was a distributor with an 11-year history of providing animal health products to approximately 850 veterinary practices, with a particular focus on emergency clinics and ophthalmology specialists.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition.  These preliminary purchase price allocations are based on a combination of third-party valuations and internal analyses and may be adjusted during the allocation period as defined in SFAS No. 141, Business Combinations.

Receivables	$750
Inventories	237
Intangibles	2,710
Goodwill	1,683
Total assets acquired	5,380

Accounts payable	277
Total liabilities assumed	277

Net assets acquired	$5,103

NOTE 4 — RECEIVABLES

	March 31,	September 30,
	2008	2007
Trade	$107,917	$100,422
Vendor rebates and programs	11,365	11,725
Interest	1	61
Related party	9	342
	119,292	112,550
Allowance for doubtful accounts	(929)	(874)
	$118,363	$111,676

Product sales resulting from transactions with a single customer were 10% and 9% of total product sales during the three and six months ended March 31, 2008, respectively, and 9% of total product sales during the three and six months ended March 31, 2007. Approximately 10% of our trade receivables resulted from transactions with this single customer as of March 31, 2008 and September 30, 2007.

Product sales resulting from transactions with Feeders’ Advantage LLC (“Feeders’ Advantage”), a related party, were 5% of total product sales during the three and six months ended March 31, 2008, and 5% and 6% during the three and six months ended March 31, 2007, respectively.

NOTE 5 — PROPERTY AND EQUIPMENT

	March 31,	September 30,
	2008	2007
Land	$20	$20
Leasehold improvements	2,987	2,257
Machinery, furniture and equipment	11,839	10,744
Computer equipment	2,957	3,825
Construction in progress	384	1,586
	18,187	18,432
Accumulated depreciation and amortization	(9,313)	(9,226)
	$8,874	$9,206

Depreciation expense for the three months ended March 31, 2008 and 2007 was $595 and $528, respectively, and $1,218 and $1,022 for the six months ended March 31, 2007, respectively.

NOTE 6 — INTANGIBLES

	March 31,	September 30,
	2008	2007
Amortizing:
Customer lists	$5,245	$3,186
Covenants not to compete	666	356
Other	248	168
	6,159	3,710
Accumulated amortization	(979)	(698)
	5,180	3,012
Non-Amortizing:
Trade names and patents	2,273	2,002
	$7,453	$5,014

Amortization expense was $154 and $76 for the three months ended March 31, 2008 and 2007, respectively, and $281 and $153 for the six months ended March 31, 2008 and 2007, respectively.  Intangible assets are amortized over their expected useful life, which generally ranges from 5-20 years.  Estimated future annual amortization expense related to intangible assets as of March 31, 2008 follows:

Amount
Remainder of 2008	$316
2009	631
2010	609
2011	592
2012	566
Thereafter	2,466
$5,180

The above projection of amortization expense includes preliminary estimates of intangible assets and lives associated with the acquisition of substantially all of the assets of Tri V.  These amounts may be adjusted during the allocation period as defined in SFAS No. 141, Business Combinations.

NOTE 7 — CREDIT FACILITY AND LONG-TERM DEBT

Line-of-Credit—On December 13, 2006, MWI Veterinary Supply Co., (our wholly-owned subsidiary) as borrower, entered into an unsecured credit agreement with us and Memorial Pet Care, Inc. (our wholly-owned subsidiary), as guarantors, and Bank of America, N.A. and Wells Fargo Bank, N.A., (collectively, the “lenders”) for the provision of a revolving credit facility (the “facility”).  The facility allows for borrowings in the aggregate of $70,000, with the right to request an increase in the commitment of the lenders to $100,000.  The facility has a maturity date of December 1, 2011 and a variable interest rate equal to the Daily LIBOR Floating Rate or the LIBOR 1-month fixed rate (at our option) plus a margin ranging from 0.7% to 1.25%.  The lenders also receive an unused line fee and letter of credit fee equal to 0.125% of the unused amount of the facility. Our outstanding balance on the facility at March 31, 2008 and September 30, 2007 was $0, and the interest rate for the facility was 3.88% as of March 31, 2008.  This facility replaced the five-year Credit Agreement dated June 18, 2002 between MWI Veterinary Supply Co. and Bank of America, N.A.

The line-of-credit contains certain financial covenants as well as other restrictive covenants. The facility allows for the issuance of up to $10,000 in letters of credit. The letters of credit typically act as a guarantee of payment to certain third-parties in accordance with specified terms and conditions. We had thirteen letters of credit totaling $1,140 at March 31, 2008 and eleven letters of credit totaling $940 at September 30, 2007. There were no outstanding borrowings on these letters of credit at either March 31, 2008 or September 30, 2007.

Long-Term Debt—In January 2005, we issued a promissory note in the aggregate principal amount of $487 in partial consideration for the purchase of substantially all the assets of Vetpo Distributors, Inc. The note bears interest at the prime rate (5.25% at March 31, 2008), payable quarterly. The principal of the note is payable in five equal annual installments, the first of which was due on January 1, 2006.  The balance on this promissory note was $194 and $292 at March 31, 2008 and September 30, 2007, respectively.

NOTE 8 — STOCK OPTIONS

We have two stock-based award plans, the 2002 Stock Option Plan and the Amended and Restated 2005 Stock-Based Incentive Compensation Plan (the “2005 Plan”).  The 2005 Plan allows our Board of Directors to grant common stock options, restricted stock, deferred units and other stock-based awards to directors, executives and other key employees.  These plans have been developed to provide additional incentives by allowing equity ownership in our Company and, as a result, encouraging participants to contribute to our success.  At March 31, 2008, 430,962 options to purchase common stock were outstanding (318,146 options vested and exercisable) with a weighted average exercise price of $3.15 and expiring through September 2015.  During the three and six months ended March 31, 2008, we issued 0 and 4,000 shares of restricted stock under the 2005 Plan, respectively, which vest annually for up to 5 years.  During the three and six months ended March 31, 2007, we issued 1,000 and 8,000 shares of restricted stock under the 2005 Plan, respectively, which vest annually for up to 5 years.  At March 31, 2008, 1,543,164 shares were available to be issued under our stock-based award plans.

We granted no common stock options during the three and six months ended March 31, 2008 and 2007.  During the three months ended March 31, 2008 and 2007, we recognized $32 and $22 of compensation expense related to restricted stock grants, respectively.   During the six months ended March 31, 2008 and 2007, we recognized $62 and $42 of compensation expense related to restricted stock grants, respectively.

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

On October 1, 2007, we had $449 of unrecognized tax benefits, of which $292 would impact our effective rate, if recognized. There were no changes to these amounts during the three or six months ended March 31, 2008. Our policy for classifying interest and penalties associated with unrecognized tax benefits is to include such items in income tax expense.  As of the date of adoption, gross interest and penalties associated with unrecognized tax benefits were $122 and $38, respectively.  The amount of interest and penalties recognized during the three and six months ended March 31, 2008 was not material.

We file income tax returns in the U.S. federal jurisdiction and other various state and local jurisdictions.  A number of years may elapse before an uncertain tax position is audited and finally resolved.  While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe that our liability for uncertain tax benefits reflects the most probable outcome.  We adjust the liability, as well as the related interest, in light of changing facts and circumstances.  Settlement of any particular position would usually require the use of cash.  The resolution of a matter would be recognized as an adjustment to our income tax expense and our effective tax rate in the period of resolution.    We have begun the process to enter into voluntary disclosure agreements with certain state jurisdictions and it is reasonably possible that these will be settled within the next twelve months, which would decrease the liability for uncertain tax benefits by approximately $304 as a result of the payment of additional tax expected to be due.  With few exceptions, we are no longer subject to income tax examination for years before 2003 in the U.S. and significant state and local jurisdictions.

Our effective tax rate for the three months ended March 31, 2008 and 2007 was 38.8% and 38.5%, respectively.  Our effective tax rate for the six months ended March 31, 2008 and 2007 was 40.0% and 37.9%, respectively.  The change in our effective tax rate is due to a change in our estimates related to state taxes as a result of the adoption of FIN 48.

NOTE 10 — COMPUTATION OF EARNINGS PER SHARE (In thousands, except per share data)

	Three months ended March 31,
	2008		2007
	Basic	Diluted	Basic	Diluted
Net income	$4,378	$4,378	$3,688	$3,688
Weighted average common shares outstanding	12,050	12,050	11,566	11,566
Effect of diluted securities Stock options and restricted stock		248		297
Weighted average diluted shares outstanding		12,298		11,863
Earnings per share	$0.36	$0.36	$0.32	$0.31
Anti-dilutive shares excluded from calculation		—		—

	Six months ended March 31,
	2008		2007
	Basic	Diluted	Basic	Diluted
Net income	$9,078	$9,078	$8,292	$8,292
Weighted average common shares outstanding	12,048	12,048	11,562	11,562
Effect of diluted securities Stock options and restricted stock		249		300
Weighted average shares outstanding		12,297		11,862
Earnings per share	$0.75	$0.74	$0.72	$0.70
Anti-dilutive shares excluded from calculation		—		—

NOTE 11 — RELATED PARTIES

MWI Veterinary Supply Co., our wholly-owned subsidiary, holds a 50.0% membership interest in Feeders’ Advantage. MWI Veterinary Supply Co. charged Feeders’ Advantage for certain operating and administrative services in the amounts of $129 and $137 for the three months ended March 31, 2008 and 2007, respectively, and $286 and $286 for the six months ended March 31, 2008 and 2007, respectively.  Sales of products to Feeders’ Advantage were $8,921 and $8,865 for the three months ended March 31, 2008 and 2007, respectively, and $20,038 and $18,424 for the six months ended March 31, 2008 and 2007, respectively.

MWI Veterinary Supply Co. provides Feeders’ Advantage with a line-of-credit to finance its day-to-day operations. This line-of-credit bears interest at the prime rate. The interest due on the line-of-credit is calculated and charged to Feeders’ Advantage on the last day of each month. Conversely, to the extent MWI Veterinary Supply Co. has a payable balance due to Feeders’ Advantage, the payable balance accrues interest in favor of Feeders’ Advantage at the average federal funds rates in effect for that month. As of March 31, 2008, MWI Veterinary Supply Co. had a payable balance with Feeders’ Advantage of $1,100.  As of September 30, 2007, MWI Veterinary Supply Co. had a receivable balance with Feeders’ Advantage of $336.

NOTE 12 – STATEMENTS OF CASH FLOWS – SUPPLEMENTAL AND NON CASH DISCLOSURES

	Six months ended March 31,
	2008	2007
Supplemental Disclosures
Cash paid for interest	$128	$444
Cash paid for income taxes	6,272	4,675
Noncash Activities
Equipment acquisitions financed with accounts payable	150	52

NOTE 13 — COMMITMENTS AND CONTINGENCIES

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

Putney Inc.(“Putney”)  v. Pfizer Inc.(“Pfizer”)  and MWI Veterinary Supply, Inc., United States District Court, D. Me. 2007

Putney sells to veterinarians and distributors a generic, human-approved form of a pharmaceutical sold by Pfizer.  MWI was a party to a Distribution Agreement with Putney pursuant to which MWI purchased Putney’s product for resale.  Pfizer has contended that the sale and promotion of Putney’s product is unlawful.  In fiscal year 2007, Putney sued MWI and Pfizer seeking a declaration that the sale and promotion of Putney’s product is lawful.  Putney also alleged, as against MWI, that MWI disparaged Putney’s product, breached the Distribution Agreement, and is obligated to indemnify Putney.  In March 2008, MWI paid Putney $50 in a negotiated settlement and all claims against MWI were dismissed with prejudice.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MWI Veterinary Supply, Inc.

Meridian, ID

We have reviewed the accompanying condensed consolidated balance sheet of MWI Veterinary Supply, Inc. and subsidiaries (the “Corporation”) as of March 31, 2008, and the related condensed consolidated statements of income for the three-month and six-month periods ended March 31, 2008 and 2007, and of cash flows for the six-month periods ended March 31, 2008 and 2007.  These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of MWI Veterinary Supply, Inc. and subsidiaries as of September 30, 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated November 20, 2007, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

May 1, 2008

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

All dollar amounts are presented in thousands, except for per share amounts.

Overview

We are a leading distributor of animal health products to veterinarians across the United States.  We distribute more than 11,000 products sourced from over 450 vendors to approximately 16,000 veterinary practices nationwide from thirteen strategically located distribution centers.  Our thirteenth distribution center, located in Edwardsville, Kansas, began operations in October 2007 and has approximately 105,000 square feet of capacity.  Products we sell include pharmaceuticals, vaccines, parasiticides, diagnostics, capital equipment, supplies, veterinary pet food and nutritional products.  We market these products to veterinarians in both the companion animal and production animal markets. Historically, approximately two-thirds of our total revenues have been generated from sales to the companion animal market and one-third from sales to the production animal market.  The increasing maturity of the production animal market results in lower margins on product sales relative to the companion animal market.  While the average order size for companion animal health products is often smaller than production animal health products, companion animal health products typically have higher margins.  The animal health product industry continues to experience increased pricing competition which also has had an impact on product margin.

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

Tri V Services Inc. Acquisition

In October 2007, we acquired substantially all of the assets of Tri V Services, Inc. (“Tri V”) for approximately $5,111, consisting of $4,606 in cash (including direct acquisition costs of approximately $106) and 12,692 shares of restricted common stock valued at the time of the issuance at approximately $505.  The purchase price was reduced by $8 as a result of a post closing working capital adjustment that was completed during the three months ended March 31, 2008.  Based near Detroit, Michigan, Tri V was a distributor with an 11-year history of providing animal health products to approximately 850 veterinary practices, with a particular focus on emergency clinics and ophthalmology specialists.

Securos, Inc. and International Veterinary Distribution Network, Inc. Acquisition

In June 2007, we acquired substantially all of the assets of Securos, Inc. and International Veterinary Distribution Network, Inc. (collectively “Securos”) for approximately $5,147, consisting of $4,661 in cash (including direct acquisition costs of approximately $177) and 13,058 shares of restricted common stock valued at the time of the issuance at approximately $486.  The purchase price was reduced by $50 as a result of a post closing working capital adjustment that was completed during the six months ended March 31, 2008.  Additional contingent consideration will be paid to Securos shareholders if certain defined financial targets are achieved in each year through 2011.  This is currently estimated to be approximately $1.0 million. These additional payments will increase the purchase price and goodwill at the time the financial targets are achieved.  Based in Charlton, Massachusetts, Securos is a provider of veterinary orthopedic products in the United States and select foreign countries.  Securos sources private label products in the categories of veterinary surgical consumables and equipment and handheld instruments.

For more information on our business, see our Annual Report on Form 10-K filed with the SEC on November 21, 2007.

Results of Operations

The following table summarizes our results of operations for the three and six months ended March 31, 2008 and 2007, in dollars and as a percentage of total revenues.

	Three Months Ended March 31,				Six Months Ended March 31,
	2008	%	2007	%	2008	%	2007	%
Revenues:
Product sales	$182,461	93.6%	$163,311	93.3%	$371,764	93.4%	$313,098	93.2%
Product sales to related party	8,922	4.6%	8,867	5.1%	20,039	5.0%	18,426	5.5%
Commissions	3,577	1.8%	2,875	1.6%	6,518	1.6%	4,574	1.3%
Total revenues	194,960	100.0%	175,053	100.0%	398,321	100.0%	336,098	100.0%

Cost of product sales	166,692	85.5%	150,631	86.0%	340,268	85.4%	285,927	85.1%
Gross profit	28,268	14.5%	24,422	14.0%	58,053	14.6%	50,171	14.9%

Selling, general and administrative expenses	20,410	10.5%	17,806	10.2%	41,713	10.5%	35,500	10.6%
Depreciation and amortization	746	0.4%	602	0.3%	1,493	0.4%	1,171	0.3%
Operating income	7,112	3.6%	6,014	3.5%	14,847	3.7%	13,500	4.0%

Other income (expense):
Interest expense	(114)	-0.1%	(160)	-0.1%	(165)	0.0%	(429)	-0.1%
Earnings of equity method investees	41	0.0%	42	0.0%	92	0.0%	87	0.0%
Other	117	0.1%	101	0.0%	352	0.1%	191	0.1%
Total other income (expense), net	44	0.0%	(17)	-0.1%	279	0.1%	(151)	0.0%

Income before taxes	7,156	3.6%	5,997	3.4%	15,126	3.8%	13,349	4.0%
Income tax expense	(2,778)	-1.4%	(2,309)	-1.3%	(6,048)	-1.5%	(5,057)	-1.5%
Net income	$4,378	2.2%	$3,688	2.1%	$9,078	2.3%	$8,292	2.5%

Earnings per common share:
Basic	$0.36		$0.32		$0.75		$0.72
Diluted	$0.36		$0.31		$0.74		$0.70

Weighted average common shares outstanding (in thousands):
Basic	12,050		11,566		12,048		11,562
Diluted	12,298		11,863		12,297		11,862

Other Data:
Product sales from Internet as a percentage of sales	27%		23%		25%		23%
Field sales representatives (at end of period)	173		159		173		159
Telesales representatives (at end of period)	130		110		130		110
Fill rate (1)	98%		98%		98%		98%

(1)          Defined as, for any period, the dollar value of orders shipped the same day they were placed from any distribution center expressed as a percentage of the total dollar value of the orders placed by customers in the period.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Total Revenues.  Total revenues increased 11.4% to $194,960 for the three months ended March 31, 2008 from $175,053 for the three months ended March 31, 2007.  Revenue growth in the quarter was partially influenced by a shift in the timing of price increases from two of our largest vendors.  These price increases were announced effective February 1, 2007 in the prior fiscal year but were announced effective January 1, 2008 in the current fiscal year.  This resulted in a shift of certain revenues that otherwise would have been earned in the quarter to our first fiscal quarter 2008, when revenues grew by approximately 26% from the same period in the prior fiscal year.  Revenues attributable to new customers represented approximately 75% of the growth in total revenues during the three months ended March 31, 2008.  Revenues attributable to existing customers represented approximately 25% of the growth in total revenues during the three months ended March 31, 2008.  For the purpose of calculating growth rates of new and existing customer revenue, we have defined a new customer as a customer that did not purchase product from us in the corresponding fiscal quarter of the prior year, with the remaining customer base being considered an existing customer.

Gross Profit.  Gross profit increased by 15.7% to $28,268 for the three months ended March 31, 2008 from $24,422 for the three months ended March 31, 2007.  Gross profit as a percentage of total revenues was 14.5% for the three months ended March 31, 2008 compared to 14.0% for the same period in the prior year.  Our product margin improved in the quarter as we experienced higher companion animal revenues in the quarter ended March 31, 2008 compared to the same period in fiscal 2007 as a result of the shift in timing of price increases, as well as increased commissions on our agency sales of 24.4%.  Vendor rebates decreased approximately $52 for the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007.  In our press release issued January 31, 2008, we reported that rebates for the three months ended December 31, 2007 were approximately $1.0 million less than anticipated due to a difference with a key vendor over the amount of rebate dollars that were expected during the quarter under their program.  We earned approximately $400 of this amount in the three months ended March 31, 2008.  Excluding this $400, our rebates decreased $452 for the quarter ended March 31, 2008 as a result of the shift in timing of when certain rebates were earned.

Selling, General and Administrative (“SG&A”).  SG&A expenses increased 14.6% to $20,410 for the three months ended March 31, 2008 from $17,806 for the three months ended March 31, 2007.  SG&A expenses as a percentage of revenues increased to 10.5% for the three months ended March 31, 2008 from 10.2% for the three months ended March 31, 2007 because revenues in the quarter were lower than they otherwise would have been due to the price increases that were announced effective January 1, 2008 which are described above. The dollar increase in SG&A expenses was primarily due to increased compensation costs as a result of additional headcount of 99 employees, including 34 new field sales and telesales representatives and additional employees added from the Tri V and Securos acquisitions as well as the new distribution center in Edwardsville, Kansas in October 2007.  We also experienced an increase in expenses related to fees and services due to higher legal costs and bank services fees.  With the addition of the distribution center, we also had an increase in our location and occupancy expenses.

Depreciation and Amortization.  Depreciation and amortization expense increased 23.9% to $746 for the three months ended March 31, 2008 from $602 for the three months ended March 31, 2007.  This increase was primarily the result of a number of capital expenditures, primarily from new or expanded distribution centers.  Since March 31, 2007, we added to or expanded our distribution centers in Atlanta, Georgia; Clear Lake, Wisconsin; and Nampa, Idaho and established the distribution center in Edwardsville, Kansas.  We have also made improvements to our information technology infrastructure, including the development of our new e-commerce website.

Other Income (Expense).  Other income (expense) decreased 358.8% to $44 in income for the three months ended March 31, 2008 from $17 in expense for the three months ended March 31, 2007. This decrease in other expenses was due to a decline in interest expense of $46 to $114 for the three months ended March 31, 2008, compared to $160 for the three months ended March 31, 2007.  This decrease was a result of the lower average loan balance on the facility.

Income Tax Expense.  Our effective tax rate for the three months ended March 31, 2008 and 2007 was 38.8% and 38.5%, respectively.   The change in the effective tax rate is a result of an increase in our estimated state tax rate, which was revised as a result of our FIN 48 analysis.  We adopted FIN 48 effective October 1, 2007.

Six Months Ended March 31, 2008 Compared to Six Months Ended March 31, 2007

Total Revenues.  Total revenues increased 18.5% to $398,321 for the six months ended March 31, 2008 from $336,098 for the six months ended March 31, 2007.  Revenues attributable to new customers represented approximately 53% of the growth in total revenues during the six months ended March 31, 2008.  Revenues attributable to existing customers represented approximately 47% of the growth in total revenues during the six months ended March 31, 2008.  For the purpose of calculating growth rates of new and existing customer revenue, we have defined a new customer as a customer that did not purchase product from us in the corresponding fiscal quarter of the prior year, with the remaining customer base being considered an existing customer.  Also contributing to revenue growth was the increase in commissions on our agency sales of 42.5% to $6,518 for the six months ended March 31, 2008, from $4,574 for the same period of the prior fiscal year. The growth in commissions was partially due to incentives which were achieved in the quarter ended December 31, 2007.

Gross Profit.  Gross profit increased by 15.7% to $58,053 for the six months ended March 31, 2008 from $50,171 for the six months ended March 31, 2007.  Our gross profit benefited from the increase in revenues discussed above.  Gross profit as a percentage of total revenues was 14.6% for the six months ended March 31, 2008 compared to 14.9% for the same period in the prior year. The reduction in margin was partially due to actual rebate dollars decreasing by approximately $819,000 for the six months ended March 31, 2008 as compared to the same period in the prior fiscal year because of the shift in timing of when certain rebates were earned.

Selling, General and Administrative (“SG&A”).  SG&A expenses increased 17.5% to $41,713 for the six months ended March 31, 2008 from $35,500 for the six months ended March 31, 2007.  SG&A expenses as a percentage of revenues decreased to 10.5% for the six months ended March 31, 2008 from 10.6% for the six months ended March 31, 2007 as a result of our growth in revenues. The dollar increase in SG&A expenses was primarily due to increased compensation costs as a result of additional headcount of 99 employees, including 34 new field sales and telesales representatives and additional employees added from the Tri V and Securos acquisitions as well as the new distribution center in Edwardsville, Kansas in October 2007.  We also experienced an increase in expenses related to fees and services due to higher legal costs and bank services fees.  With the addition of the distribution center, we also had an increase in our location and occupancy expenses.

Depreciation and Amortization.  Depreciation and amortization expense increased 27.5% to $1,493 for the six months ended March 31, 2008 from $1,171 for the six months ended March 31, 2007.  This increase was primarily the result of a number of capital expenditures, primarily from new or expanded distribution centers.  Since March 31, 2007, we added to or expanded our distribution centers in Atlanta, Georgia; Clear Lake, Wisconsin; and Nampa, Idaho and established the distribution center in Edwardsville, Kansas.  We have also made improvements to our information technology infrastructure, including the development of our new e-commerce website.

Other Income (Expense).  Other income (expense) decreased 284.8% to $279 in income for the six months ended March 31, 2008 from $151 in expense for the six months ended March 31, 2007. This decrease in other expenses was due to a decline in interest expense of $264 to $165 for the six months ended March 31, 2008, compared to $429 for the six months ended March 31, 2007.  This decrease was a result of the lower average loan balance on the facility.

Income Tax Expense.  Our effective tax rate for the six months ended March 31, 2008 and 2007 was 40.0% and 37.9%, respectively.   The change in the effective tax rate is a result of an increase in our estimated state tax rate, which was revised as a result of our FIN 48 analysis.  We adopted FIN 48 effective October 1, 2007.

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

MWI Veterinary Supply Co., (our wholly-owned subsidiary) has a line-of-credit under a revolving credit facility with two lenders.  The facility allows for borrowings in the aggregate of $70,000, with the right to request an increase in the commitment of the lenders to $100,000.  The facility has a maturity date of December 1, 2011 and a variable interest rate equal to the Daily LIBOR Floating Rate or the LIBOR 1-month fixed rate (at our option) plus a margin ranging from 0.7% to 1.25%.  The lenders also receive an unused line fee and letter of credit fee equal to 0.125% of the unused amount of the facility. Our outstanding balance on the facility at March 31, 2008 was $0 and the interest rate on the facility was 3.88% as of this date.  The line-of-credit contains certain financial covenants as well as other restrictive covenants.

The facility allows for the issuance of up to $10,000 in letters of credit. The letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. We had thirteen letters of credit totaling $1,140 at March 31, 2008 and eleven letters of credit totaling $940 at September 30, 2007. There were no outstanding borrowings on these letters of credit at either March 31, 2008 or September 30, 2007.

Operating Activities.  For the six months ended March 31, 2008, cash used in operations was $1,739 and was primarily attributable to net income of $9,078, an increase of receivables of $5,941 due to higher revenue growth and extended payment terms during the first fiscal quarter, an increase in inventories of $12,795 due to inventory planning and an increase in accounts payable of $6,933 as a result of increased inventory purchases.

For the six months ended March 31, 2007, cash provided by operations was $5,644 and was primarily attributable to net income of $8,292 and a reduction in inventories of $4,525 due to the timing of inventory purchases in anticipation of price increases.  These changes were offset by an increase in receivables of $4,708 due to the nature of terms extended and timing of collections and by a decrease in accounts payable of $3,622.

Investing Activities.  For the six months ended March 31, 2008, net cash used in investing activities was $5,565 and was primarily due to the acquisition of Tri V for $4,598 coupled with capital expenditures of $990, primarily related to distribution center infrastructure and technology.

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

Financing Activities.  For the six months ended March 31, 2008, net cash provided by financing activities was $101, which was due to the proceeds and tax benefit of stock option exercises of $198 offset by a payment on our long-term debt of $97. Our revolving credit facility is used to finance our working capital requirements and fluctuates based on timing of payables and collection of receivables.

For the six months ended March 31, 2007, net cash used in financing activities was $3,946, and was primarily attributable to payments on our revolving credit facility.

Contractual Obligations and Guarantees

For information on our contractual obligations and guarantees, see our Annual Report on Form 10-K filed on November 21, 2007 with the SEC. During the six months ended March 31, 2008 there were no material changes to the contractual obligations reported in our Form 10-K on November 21, 2007, except as follows:

•                  Upon adoption of FIN 48 on October 1, 2007, the total liability for unrecognized tax benefits was $449.  During the six months ended March 31, 2008, this amount did not change significantly.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks primarily from changes in interest rates in the United States. The Company does not engage in financial transactions for trading or speculative purposes.

The interest payable on the credit facility is based on variable interest rates and is therefore affected by changes in market interest rates. The outstanding balance on the facility as of March 31, 2008 was $0.  Therefore, there was no exposure to market risks as of this date.  If there had been a balance on the facility of $70,000, which is the maximum available amount on the facility, a change of 10% from the interest rate as of March 31, 2008, which was 3.88% (Daily LIBOR Floating Rate plus .70%), would have changed interest by $272.

Item 4.  Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of March 31, 2008.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Putney Inc. v. Pfizer Inc. and MWI Veterinary Supply, Inc., United States District Court, D. Me. 2007

Putney sells to veterinarians and distributors a generic, human-approved form of a pharmaceutical sold by Pfizer.  MWI was a party to a Distribution Agreement with Putney pursuant to which MWI purchased Putney’s product for resale.  Pfizer has contended that the sale and promotion of Putney’s product is unlawful.  In fiscal year 2007, Putney sued MWI and Pfizer seeking a declaration that the sale and promotion of Putney’s product is lawful.  Putney also alleged, as against MWI, that MWI disparaged Putney’s product, breached the Distribution Agreement, and is obligated to indemnify Putney.  In March 2008, MWI paid Putney $50 in a negotiated settlement and all claims against MWI were dismissed with prejudice.

Item 1A.  Risk Factors

There have been no material changes from our risk factors as previously reported in our Annual Report on Form 10-K for the year ended September 30, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information concerning our repurchase of shares of our common stock during the three months ended March 31, 2008.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2008 to January 31, 2008	—		—	—	—
February 1, 2008 to February 29, 2008	—		—	—	—
March 1, 2008 to March 31, 2008	151	(1)	$34.16	—	—
Total	151		$34.16	—	—

(1)          These shares were withheld upon the vesting of employee restricted stock grants in connection with payment of required withholding taxes.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on February 6, 2008 and transacted the following business:

1)              Election of Directors

Nominee	Votes For	Votes Withheld
Keith E. Alessi	8,719,100	2,843,778
Bruce C. Bruckmann	10,824,379	738,499
James F. Cleary, Jr.	10,824,076	738,802
John F. McNamara	11,521,144	41,734
A. Craig Olson	11,539,994	22,884
Robert N. Rebholtz, Jr.	9,331,962	2,230,916
William J. Robison	11,520,794	42,084

2)              Ratification of Appointment of Independent Registered Public Accountant

Votes For	Votes Against	Abstentions	Broker Non-Vote
11,466,623	83,266	12,989	0

3)              Approval of the Company’s 2008 Employee Stock Purchase Plan

Votes For	Votes Against	Abstentions	Broker Non-Vote
10,871,149	10,812	4,063	676,854

Item 5.  Other Information

None.

Item 6.  Exhibits

10.1	First Amendment to 2007 – 2008 Merial Independent Sales Agent Agreement effective as of January 1, 2008 by and between Merial Limited and MWI Veterinary Supply Co.†

10.2	Livestock Products Agreement between MWI Veterinary Supply, Inc. and Pfizer, Inc. effective as of December 22, 2007†

10.3	MWI Veterinary Supply, Inc. 2008 Employee Stock Purchase Plan

15	Letter re: Unaudited Interim Financial Information

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†  Certain portions of the exhibit have been omitted pursuant to a confidential treatment request submitted to the SEC

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MWI Veterinary Supply, Inc.
(Registrant)

Date: May 1, 2008	/s/ Mary Patricia B. Thompson
Mary Patricia B. Thompson
Senior Vice President of Finance and Administration, Chief Financial Officer