Form 10-Q
period 2008-06-30
MWI Veterinary Supply, Inc.
filed 2008-07-31
CIK 1323974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☒

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares of the Registrant’s common stock, $0.01 par value, outstanding as of July 30, 2008 was 12,053,147.

MWI VETERINARY SUPPLY, INC.

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

MWI VETERINARY SUPPLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Dollars and shares in thousands, except per share data

(unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2008	2007	2008	2007
Revenues:
Product sales	$196,325	$173,548	$568,089	$486,646
Product sales to related party	8,689	7,750	28,728	26,176
Commissions	3,263	2,555	9,781	7,129
Total revenues	208,277	183,853	606,598	519,951

Cost of product sales	177,970	158,391	518,238	444,318
Gross profit	30,307	25,462	88,360	75,633

Selling, general and administrative expenses	20,802	18,302	62,515	53,802
Depreciation and amortization	757	603	2,250	1,774
Operating income	8,748	6,557	23,595	20,057

Other income (expense):
Interest expense	(53)	(76)	(218)	(505)
Earnings of equity method investees	37	35	129	122
Other	115	243	467	434
Total other income (expense), net	99	202	378	51

Income before taxes	8,847	6,759	23,973	20,108
Income tax expense	(3,429)	(2,499)	(9,477)	(7,556)

Net income	$5,418	$4,260	$14,496	$12,552

Earnings per common share:
Basic	$0.45	$0.36	$1.20	$1.07
Diluted	$0.44	$0.35	$1.18	$1.05

Weighted average common shares outstanding:
Basic	12,051	11,904	12,049	11,679
Diluted	12,298	12,168	12,297	11,967

See Notes to Condensed Consolidated Financial Statements

MWI VETERINARY SUPPLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars and shares in thousands, except per share data
(unaudited)

	June 30,	September 30,
	2008	2007
Assets

Current Assets:
Cash and cash equivalents	$12,764	$8,599
Receivables, net	107,704	111,676
Inventories	119,160	94,623
Prepaid expenses and other current assets	1,955	2,362
Deferred income taxes	1,094	518
Total current assets	242,677	217,778

Property and equipment, net	8,643	9,206
Goodwill	34,598	32,964
Intangibles, net	7,295	5,014
Other assets, net	2,022	2,232
Total assets	$295,235	$267,194

Liabilities And Stockholders’ Equity

Current Liabilities:
Line-of-credit	$—	$—
Accounts payable	110,876	98,724
Accrued expenses	8,277	7,693
Current maturities of long-term debt	97	97
Total current liabilities	119,250	106,514

Deferred income taxes	582	474

Long-term debt	97	195

Other long-term liabilities	249	—

Commitments and contingencies

Stockholders’ Equity
Common stock $0.01 par value, 40,000 authorized; 12,053 and 12,024 shares issued and outstanding, respectively	121	120
Additional paid in capital	121,794	120,988
Retained earnings	53,142	38,903
Total stockholders’ equity	175,057	160,011
Total liabilities and stockholders’ equity	$295,235	$267,194

See Notes to Condensed Consolidated Financial Statements

MWI VETERINARY SUPPLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in thousands
(unaudited)

	Nine months ended June 30,
	2008	2007
Cash Flows From Operating Activities:
Net income	$14,496	$12,552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,259	1,782
Amortization of debt issuance costs	32	52
Stock-based compensation	77	60
Deferred income taxes	(468)	(457)
Earnings of equity method investees	(129)	(122)
Loss on disposal of property and equipment	1	18
Tax benefit of common stock options	(130)	(1,104)
Other	—	(10)
Changes in operating assets and liabilities (net of effects of acquisitions):
Receivables	4,716	2,711
Inventories	(24,300)	369
Prepaid expenses and other current assets	408	763
Accounts payable	12,223	942
Accrued expenses	561	(158)
Net cash provided by operating activities	9,746	17,398

Cash Flows From Investing Activities:
Business acquisitions	(4,548)	(4,610)
Purchases of property and equipment	(1,460)	(2,118)
Other	300	(250)
Net cash used in investing activities	(5,708)	(6,978)

Cash Flows From Financing Activities:
Issuance of common stock, net of issuance costs	—	11,252
Proceeds from stock options	94	296
Tax benefit of common stock options	130	1,104
Payment on long-term debt	(97)	(97)
Net payments on line-of-credit	—	(10,559)
Debt issuance costs	—	(124)
Net cash provided by financing activities	127	1,872

Increase in Cash and Cash Equivalents	4,165	12,292

Cash and Cash Equivalents at Beginning of Period	8,599	37

Cash and Cash Equivalents at End of Period	$12,764	$12,329

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

In the opinion of our management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly, in all material respects, our results for the periods presented. These condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our 2007 Annual Report on Form 10-K filed with the SEC on November 21, 2007.  The results of operations for the three and nine months ended June 30, 2008 are not necessarily indicative of results to be expected for the entire fiscal year.

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

Revenue Recognition

We sell products we source from vendors to our customers through either a “buy/sell” transaction or an agency relationship with our vendors. In a “buy/sell” transaction, we purchase or take inventory of products from the vendor. When a customer places an order with us, we pick, pack, ship and invoice the customer for the order. We recognize revenue from “buy/sell” transactions as product sales when the product is delivered to the customer. We accept product returns from our customers. We estimate returns based on historical experience and recognize these estimated returns as a reduction of product sales. Product returns have not been significant to our financial statements. We record revenues net of sales tax.  In an agency relationship, we generally do not purchase and take inventory of products from vendors. We receive an order from a customer, then transmit the order to the vendor, who picks, packs and ships the order to the customer. In some cases, the vendor invoices and collects payment from the customer, while in other cases we invoice and collect payment from the customer on behalf of the vendor. We receive a commission payment for soliciting the order from the customer and for providing other customer service activities. Commissions are recognized when the services upon which the commissions are based are complete. Gross billings from agency contracts were $66,195 and $54,286 for the three months ended June 30, 2008 and 2007, respectively, and generated commission revenue of $3,263 and $2,555, respectively.  Gross billings from agency contracts were $180,935 and $143,874 for the nine months ended June 30, 2008 and 2007, respectively, and generated commission revenue of $9,781 and $7,129, respectively.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides guidance on quantifying and evaluating the materiality of unrecorded misstatements.  SAB 108 was effective for our fiscal year beginning October 1, 2007.  The adoption of SAB 108 did not have a material effect on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value according to generally accepted accounting principles and expands disclosure requirements regarding fair value measurements.  This statement emphasizes that fair value should be determined based on assumptions market participants would use to price the asset or liability.  SFAS 157 is effective for financial assets for our fiscal year beginning October 1, 2008.  FASB Staff Position 157-2 (“FSP 157-2”) delayed the implementation of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 is effective for nonfinancial assets and liabilities for our fiscal year beginning October 1, 2009.  We are currently evaluating the impact, if any, that SFAS 157 will have on our consolidated financial statements.

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

In April 2008, the FASB issued FASB Staff Position FAS 142-3 (“FSP 142-3”), which amends the list of factors an entity should consider in determining the useful life of recognized intangible assets under FASB Statement 142.  FSP 142-3 is effective for our fiscal year beginning October 1, 2009.  We are currently evaluating the expected impact, if any, that FSP 142-3 will have on our consolidated financial statements.

NOTE 3 — BUSINESS ACQUISITION

In October 2007, we acquired substantially all of the assets of Tri V Services, Inc. (“Tri V”) for approximately $5,111, consisting of $4,606 in cash (including direct acquisition costs of approximately $106) and 12,692 shares of restricted common stock valued at the time of the issuance at approximately $505.  The purchase price was reduced by $8 as a result of a post closing working capital adjustment that was completed during the nine months ended June 30, 2008.  Based near Detroit, Michigan, Tri V was a distributor with an 11-year history of providing animal health products to approximately 850 veterinary practices, with a particular focus on emergency clinics and ophthalmology specialists.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition.  These preliminary purchase price allocations are based on a combination of third-party valuations and internal analyses and may be adjusted during the allocation period as defined in SFAS No. 141, Business Combinations.

Receivables	$750
Inventories	237
Intangibles	2,710
Goodwill	1,683
Total assets acquired	5,380

Accounts payable	277
Total liabilities assumed	277

Net assets acquired	$5,103

NOTE 4 — RECEIVABLES

	June 30,	September 30,
	2008	2007
Trade	$98,111	$100,422
Vendor rebates and programs	10,378	11,725
Interest	—	61
Related party	4	342
	108,493	112,550
Allowance for doubtful accounts	(789)	(874)
	$107,704	$111,676

Product sales resulting from transactions with a single customer were 11% and 10% of total product sales during the three and nine months ended June 30, 2008, respectively, and 10% of total product sales during the three and nine months ended June 30, 2007. Approximately 14% and 10% of our trade receivables resulted from transactions with this single customer as of June 30, 2008 and September 30, 2007, respectively.

Product sales resulting from transactions with Feeders’ Advantage LLC (“Feeders’ Advantage”), a related party, were 4% and 5% of total product sales during the three and nine months ended June 30, 2008, respectively, and 4% and 5% of total product sales during the three and nine months ended June 30, 2007, respectively.

NOTE 5 — PROPERTY AND EQUIPMENT

	June 30,	September 30,
	2008	2007
Land	$20	$20
Leasehold improvements	3,073	2,257
Machinery, furniture and equipment	11,872	10,744
Computer equipment	3,329	3,825
Construction in progress	249	1,586
	18,543	18,432
Accumulated depreciation and amortization	(9,900)	(9,226)
	$8,643	$9,206

Depreciation expense for the three months ended June 30, 2008 and 2007 was $601 and $529, respectively, and $1,819 and $1,551 for the nine months ended June 30, 2008 and 2007, respectively.

NOTE 6 — INTANGIBLES

	June 30,	September 30,
	2008	2007
Amortizing:
Customer lists	$5,246	$3,186
Covenants not to compete	666	356
Other	248	168
	6,160	3,710
Accumulated amortization	(1,138)	(698)
	5,022	3,012
Non-Amortizing:
Trade names and patents	2,273	2,002
	$7,295	$5,014

Amortization expense was $159 and $78 for the three months ended June 30, 2008 and 2007, respectively, and $440 and $231 for the nine months ended June 30, 2008 and 2007, respectively.  Intangible assets are amortized over their expected useful life, which generally ranges from 5-20 years.  Estimated future annual amortization expense related to intangible assets as of June 30, 2008 follows:

Amount
Remainder of 2008	$160
2009	636
2010	609
2011	592
2012	566
Thereafter	2,459
$5,022

The above projection of amortization expense includes preliminary estimates of intangible assets and lives associated with the acquisition of substantially all of the assets of Tri V.  These amounts may be adjusted during the allocation period as defined in SFAS No. 141, Business Combinations.

NOTE 7 — CREDIT FACILITY AND LONG-TERM DEBT

Line-of-Credit—On December 13, 2006, MWI Veterinary Supply Co., our wholly-owned subsidiary (“MWI Co.”) as borrower, entered into an unsecured credit agreement with us and Memorial Pet Care, Inc. (our wholly-owned subsidiary), as guarantors, and Bank of America, N.A. and Wells Fargo Bank, N.A., (collectively, the “lenders”) for the provision of a revolving credit facility (the “facility”).  The facility allows for borrowings in the aggregate of $70,000, with the right to request an increase in the commitment of the lenders to $100,000.  The facility has a maturity date of December 1, 2011 and a variable interest rate equal to the Daily LIBOR Floating Rate or the LIBOR 1-month fixed rate (at our option) plus a margin ranging from 0.7% to 1.25%.  The lenders also receive an unused line fee and letter of credit fee equal to 0.125% of the unused amount of the facility. Our outstanding balance on the facility at June 30, 2008 and September 30, 2007 was $0, and the interest rate for the facility was 4.30% as of June 30, 2008.

The facility contains certain financial covenants as well as other restrictive covenants. The facility allows for the issuance of up to $10,000 in letters of credit. The letters of credit typically act as a guarantee of payment to certain third-parties in accordance with specified terms and conditions. We had ten letters of credit totaling $840 at June 30, 2008 and eleven letters of credit totaling $940 at September 30, 2007. There were no outstanding borrowings on these letters of credit at either June 30, 2008 or September 30, 2007.

Long-Term Debt—In January 2005, we issued a promissory note in the aggregate principal amount of $487 in partial consideration for the purchase of substantially all the assets of Vetpo Distributors, Inc. The note bears interest at the prime rate (5.0% at June 30, 2008), payable quarterly. The principal of the note is payable in five equal annual installments, the first of which was due on January 1, 2006.  The balance on this promissory note was $194 and $292 at June 30, 2008 and September 30, 2007, respectively.

NOTE 8 — STOCK OPTIONS

We have two stock-based award plans, the 2002 Stock Option Plan and the Amended and Restated 2005 Stock-Based Incentive Compensation Plan (the “2005 Plan”).  The 2005 Plan allows our Board of Directors to grant common stock options, restricted stock, deferred units and other stock-based awards to directors, executives and other key employees.  These plans have been developed to provide additional incentives by allowing equity ownership in our Company and, as a result, encouraging participants to contribute to our success.  At June 30, 2008, 429,767 options to purchase common stock were outstanding (316,951 options vested and exercisable) with a weighted average exercise price of $3.11 and expiring through September 2015.

We granted no common stock options during the three and nine months ended June 30, 2008 and 2007.  During the three and nine months ended June 30, 2008, we issued 1,000 and 5,000 shares of restricted stock under the 2005 Plan, respectively, which vest ratably over 5 years.  During the three and nine months ended June 30, 2007, we issued 0 and 8,000 shares of restricted stock under the 2005 Plan, respectively, which vest ratably over 5 years.  During the three months ended June 30, 2008 and 2007, we recognized $32 and $23 of compensation expense related to restricted stock grants, respectively.   During the nine months ended June 30, 2008 and 2007, we recognized $94 and $65 of compensation expense related to restricted stock grants, respectively.  At June 30, 2008, 1,541,190 shares were available to be issued under our stock-based award plans.

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

On October 1, 2007, we had $449 of unrecognized tax benefits, of which $292 would impact our effective rate, if recognized. There were no changes to these amounts during the three or nine months ended June 30, 2008. Our policy for classifying interest and penalties associated with unrecognized tax benefits is to include such items in income tax expense.  As of the date of adoption, gross interest and penalties associated with unrecognized tax benefits were $122 and $38, respectively.  The amount of interest and penalties recognized during the three and nine months ended June 30, 2008 was not material.

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

Our effective tax rate for the three months ended June 30, 2008 and 2007 was 38.8% and 37.0%, respectively.  Our effective tax rate for the nine months ended June 30, 2008 and 2007 was 39.5% and 37.6%, respectively.  The change in our effective tax rate is due to a change in our estimates related to state taxes as a result of the adoption of FIN 48.

NOTE 10 — COMPUTATION OF EARNINGS PER SHARE (In thousands, except per share data)

	Three months ended June 30,
	2008		2007
	Basic	Diluted	Basic	Diluted
Net income	$5,418	$5,418	$4,260	$4,260
Weighted average common shares outstanding	12,051	12,051	11,904	11,904
Effect of diluted securities Stock options and restricted stock		247		264
Weighted average diluted shares outstanding		12,298		12,168
Earnings per share	$0.45	$0.44	$0.36	$0.35
Anti-dilutive shares excluded from calculation		—		—

	Nine months ended June 30,
	2008		2007
	Basic	Diluted	Basic	Diluted
Net income	$14,496	$14,496	$12,552	$12,552
Weighted average common shares outstanding	12,049	12,049	11,679	11,679
Effect of diluted securities Stock options and restricted stock		248		288
Weighted average shares outstanding		12,297		11,967
Earnings per share	$1.20	$1.18	$1.07	$1.05
Anti-dilutive shares excluded from calculation		—		—

NOTE 11 — RELATED PARTIES

MWI Co. holds a 50.0% membership interest in Feeders’ Advantage.  MWI Co. charged Feeders’ Advantage for certain operating and administrative services in the amounts of $126 and $116 for the three months ended June 30, 2008 and 2007, respectively, and $412 and $402 for the nine months ended June 30, 2008 and 2007, respectively.  Sales of products to Feeders’ Advantage were $8,688 and $7,746 for the three months ended June 30, 2008 and 2007, respectively, and $28,726 and $26,170 for the nine months ended June 30, 2008 and 2007, respectively.

MWI Co. provides Feeders’ Advantage with a line-of-credit to finance its day-to-day operations. This line-of-credit bears interest at the prime rate. The interest due on the line-of-credit is calculated and charged to Feeders’ Advantage on the last day of each month. Conversely, to the extent MWI Co. has a payable balance due to Feeders’ Advantage, the payable balance accrues interest in favor of Feeders’ Advantage at the average federal funds rates in effect for that month. As of June 30, 2008, MWI Co. had a payable balance with Feeders’ Advantage of $814.  As of September 30, 2007, MWI Co. had a receivable balance with Feeders’ Advantage of $336.

NOTE 12 – STATEMENTS OF CASH FLOWS – SUPPLEMENTAL AND NON-CASH DISCLOSURES

	Nine months ended June 30,
	2008	2007
Supplemental Disclosures
Cash paid for interest	$161	$482
Cash paid for income taxes	9,382	7,057
Non-cash Activities
Issuance of unregistered restricted common stock for asset acquisition	—	486
Equipment acquisitions financed with accounts payable	50	41

NOTE 13 — COMMITMENTS AND CONTINGENCIES

From time to time, in the normal course of business, we may become a party to legal proceedings that may have an adverse effect on our financial position, results of operations and cash flows. Management presently believes that the ultimate outcome of these proceedings will not have a material adverse effect on our financial position, cash flows or results of operations.  However, litigation is subject to inherent uncertainties, and unfavorable outcomes could occur. An unfavorable outcome could include the payment of monetary damages or, in cases for which injunctive relief is sought, an injunction prohibiting us from selling one or more products or taking certain other actions.  Were an unfavorable outcome to occur, our business or results of operations could be materially harmed.

NOTE 14 — SUBSEQUENT EVENT

Effective July 1, 2008, MWI Co. acquired substantially all of the assets of AAHA Services Corporation, operating as AAHA MARKETLink, for a cash purchase price of approximately $10,000.  We simultaneously entered into long-term sponsorship and licensing agreements with American Animal Hospital Association (“AAHA”).  The sponsorship agreement provides for a $1,500 sponsorship fee to be paid by MWI Co. to AAHA in payments of $150 per year over the next ten years.  In return, we will be recognized as the exclusive endorsed distributor of animal health products for AAHA.   The licensing agreement allows MWI Co. to use the registered mark of “AAHA MARKETLink” as well as a non-exclusive license to use the AAHA name and the AAHA membership and mailing lists.  MWI Co. has agreed to pay an annual license fee and royalty payment of a minimum of $25 in exchange for these rights.  Based in Lakewood, Colorado, AAHA MARKETLink has twelve years of history selling animal health products to veterinary practices that are members of AAHA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MWI Veterinary Supply, Inc.

Meridian, ID

We have reviewed the accompanying condensed consolidated balance sheet of MWI Veterinary Supply, Inc. and subsidiaries (the “Corporation”) as of June 30, 2008, and the related condensed consolidated statements of income for the three-month and nine-month periods ended June 30, 2008 and 2007, and of cash flows for the nine-month periods ended June 30, 2008 and 2007.  These interim financial statements are the responsibility of the Corporation’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

Boise, ID

July 31, 2008

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

All dollar amounts are presented in thousands, except for per share amounts.

Overview

We are a leading distributor of animal health products to veterinarians across the United States.  During the nine months ended June 30, 2008, we distributed more than 11,000 products sourced from over 450 vendors to approximately 16,000 veterinary practices nationwide from thirteen strategically located distribution centers.  Our thirteenth distribution center, located in Edwardsville, Kansas, began operations in October 2007 and has approximately 105,000 square feet of capacity.  Products we sell include pharmaceuticals, vaccines, parasiticides, diagnostics, capital equipment, supplies, veterinary pet food and nutritional products.  We market these products to veterinarians in both the companion animal and production animal markets. Historically, approximately two-thirds of our total revenues have been generated from sales to the companion animal market and one-third from sales to the production animal market.  The increasing maturity of the production animal market results in lower margins on product sales relative to the companion animal market.  While the average order size for companion animal health products is often smaller than production animal health products, companion animal health products typically have higher margins.  The animal health product industry continues to experience increased pricing competition which also has had an impact on product margin.

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

Our top three vendors, Fort Dodge, Pfizer and Vedco, supplied products that accounted for approximately 43%, 44% and 45% of our revenues for our fiscal years ended September 30, 2007, 2006 and 2005, respectively, and approximately 41% during the nine months ended June 30, 2008.  Pfizer supplied products that accounted for approximately 21%, 19% and 17% of our revenues for our fiscal years ended September 30, 2007, 2006 and 2005, respectively, and approximately 21% during the nine months ended June 30, 2008.

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

Tri V Services Inc. Acquisition

In October 2007, we acquired substantially all of the assets of Tri V Services, Inc. (“Tri V”) for approximately $5,111, consisting of $4,606 in cash (including direct acquisition costs of approximately $106) and 12,692 shares of restricted common stock valued at the time of the issuance at approximately $505.  The purchase price was reduced by $8 as a result of a post closing working capital adjustment that was completed during the nine months ended June 30, 2008.  Based near Detroit, Michigan, Tri V was a distributor with an 11-year history of providing animal health products to approximately 850 veterinary practices, with a particular focus on emergency clinics and ophthalmology specialists.

Securos, Inc. and International Veterinary Distribution Network, Inc. Acquisition

In June 2007, we acquired substantially all of the assets of Securos, Inc. and International Veterinary Distribution Network, Inc. (collectively “Securos”) for approximately $5,147, consisting of $4,661 in cash (including direct acquisition costs of approximately $177) and 13,058 shares of restricted common stock valued at the time of the issuance at approximately $486.  The purchase price was reduced by $50 as a result of a post closing working capital adjustment that was completed during the nine months ended June 30, 2008.  Additional contingent consideration will be paid to the former shareholders of Securos if certain defined financial targets are achieved in each year through 2011.  This is currently estimated to be approximately $1,000. These additional payments will increase the purchase price and goodwill at the time the financial targets are achieved.  Based in Charlton, Massachusetts, Securos is a provider of veterinary orthopedic products and sources private label products in the categories of veterinary surgical consumables and equipment and handheld instruments.  Securos also holds a majority interest in a company based in Germany with operations in Europe.

For more information on our business, see our Annual Report on Form 10-K filed with the SEC on November 21, 2007.

Results of Operations

The following table summarizes our results of operations for the three and nine months ended June 30, 2008 and 2007, in dollars and as a percentage of total revenues.

	Three Months Ended June 30,				Nine Months Ended June 30,
	2008	%	2007	%	2008	%	2007	%
Revenues:
Product sales	$196,325	94.2%	$173,548	94.4%	$568,089	93.7%	$486,646	93.6%
Product sales to related party	8,689	4.2%	7,750	4.2%	28,728	4.7%	26,176	5.0%
Commissions	3,263	1.6%	2,555	1.4%	9,781	1.6%	7,129	1.4%
Total revenues	208,277	100.0%	183,853	100.0%	606,598	100.0%	519,951	100.0%

Cost of product sales	177,970	85.4%	158,391	86.1%	518,238	85.4%	444,318	85.5%
Gross profit	30,307	14.6%	25,462	13.9%	88,360	14.6%	75,633	14.5%

Selling, general and administrative expenses	20,802	10.0%	18,302	10.0%	62,515	10.3%	53,802	10.3%
Depreciation and amortization	757	0.4%	603	0.3%	2,250	0.4%	1,774	0.3%
Operating income	8,748	4.2%	6,557	3.6%	23,595	3.9%	20,057	3.9%

Other income (expense):
Interest expense	(53)	0.0%	(76)	0.0%	(218)	0.0%	(505)	-0.1%
Earnings of equity method investees	37	0.0%	35	0.0%	129	0.0%	122	0.0%
Other	115	0.0%	243	0.1%	467	0.1%	434	0.1%
Total other income (expense), net	99	0.0%	202	0.1%	378	0.1%	51	0.0%

Income before taxes	8,847	4.2%	6,759	3.7%	23,973	4.0%	20,108	3.9%
Income tax expense	(3,429)	-1.6%	(2,499)	-1.4%	(9,477)	-1.6%	(7,556)	-1.5%
Net income	$5,418	2.6%	$4,260	2.3%	$14,496	2.4%	$12,552	2.4%

Earnings per common share:
Basic	$0.45		$0.36		$1.20		$1.07
Diluted	$0.44		$0.35		$1.18		$1.05

Weighted average common shares outstanding (in thousands):
Basic	12,051		11,904		12,049		11,679
Diluted	12,298		12,168		12,297		11,967

Other Data:
Product sales from Internet as a percentage of sales	28%		25%		26%		24%
Field sales representatives (at end of period)	177		165		177		165
Telesales representatives (at end of period)	134		117		134		117
Fill rate (1)	98%		98%		98%		98%

(1)          Defined as, for any period, the dollar value of orders shipped the same day they were placed from any distribution center expressed as a percentage of the total dollar value of the orders placed by customers in the period.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Total Revenues.  Total revenues increased 13.3% to $208,277 for the three months ended June 30, 2008, from $183,853 for the three months ended June 30, 2007.  Revenues attributable to new and existing customers represented approximately 62% and 38%, respectively, of the growth in total revenues during the three months ended June 30, 2008.  For the purpose of calculating growth rates of new and existing customer revenue, we have defined a new customer as a customer that did not purchase product from us in the corresponding fiscal quarter of the prior year, with the remaining customer base being considered existing customers.

Gross Profit.  Gross profit increased by 19.0% to $30,307 for the three months ended June 30, 2008, from $25,462 for the three months ended June 30, 2007.  Gross profit as a percentage of total revenues was 14.6% and 13.9% for the three months ended June 30, 2008 and 2007, respectively. Contributing to the increase in gross profit was an increase in commissions on agency sales of 27.7% to $3,263 for the quarter ended June 30, 2008, compared to $2,555 for the same period in the prior fiscal year. Vendor rebates increased $1,713 for the quarter ended June 30, 2008 compared to the quarter ended June 30, 2007.  In our press release issued January 31, 2008, we reported that rebates for the three months ended December 31, 2007 were approximately $1,000 less than anticipated due to a difference with a key vendor over the amount of rebate dollars that were expected during the quarter under their program.  We earned approximately $350 of this amount in the three months ended June 30, 2008.  Excluding this $350, our rebates increased $1,363 for the quarter ended June 30, 2008 primarily as a result of the shift in timing of when certain rebates were earned. We earned certain rebates in the quarter ended June 30, 2008 that in the prior fiscal year were partially earned during the quarter ended March 31, 2007.

Selling, General and Administrative (“SG&A”).  SG&A expenses increased 13.7% to $20,802 for the three months ended June 30, 2008, from $18,302 for the three months ended June 30, 2007.  SG&A expenses as a percentage of revenues were 10.0% for each of the three months ended June 30, 2008 and 2007. The dollar increase in SG&A expenses was primarily due to increased compensation costs, location and occupancy costs, and credit card and other bank fees.  These costs increased as we added 29 new field sales and telesales representatives, employees from the Securos acquisition and the new distribution center in Edwardsville, Kansas. This distribution center also increased our capacity by approximately 105,000 square feet.

Depreciation and Amortization.  Depreciation and amortization expense increased 25.5% to $757 for the three months ended June 30, 2008, from $603 for the three months ended June 30, 2007.  This increase was primarily the result of capital expenditures, primarily from new or expanded distribution centers.  Since June 30, 2007, we added to or expanded our distribution centers in Atlanta, Georgia; Clear Lake, Wisconsin; and Nampa, Idaho, and established the distribution center in Edwardsville, Kansas.  We have also made improvements to our information technology infrastructure, including the development of our new e-commerce website.

Other Income (Expense).  Other income (expense) decreased 51.0% to $99 in income for the three months ended June 30, 2008 from $202 in income for the three months ended June 30, 2007. This decrease in other income (expense) was due to a decline in interest revenue of $115 to $56 for the three months ended June 30, 2008, compared to $171 for the three months ended June 30, 2007.  This decrease was a result of the lower average cash balance and lower interest rates during the quarter.

Income Tax Expense.  Our effective tax rate for the three months ended June 30, 2008 and 2007 was 38.8% and 37.0%, respectively.   The change in the effective tax rate is a result of an increase in our estimated state tax rate, which was revised as a result of our FIN 48 analysis.  We adopted FIN 48 effective October 1, 2007.

Nine Months Ended June 30, 2008 Compared to Nine Months Ended June 30, 2007

Total Revenues.  Total revenues increased 16.7% to $606,598 for the nine months ended June 30, 2008 from $519,951 for the nine months ended June 30, 2007.  Revenues attributable to new and existing customers represented approximately 55% and 45%, respectively, of the growth in total revenues during the nine months ended June 30, 2008.  For the purpose of calculating growth rates of new and existing customer revenue, we have defined a new customer as a customer that did not purchase product from us in the corresponding fiscal period of the prior year, with the remaining customer base being considered existing customers.

Gross Profit.  Gross profit increased by 16.8% to $88,360 for the nine months ended June 30, 2008, from $75,633 for the nine months ended June 30, 2007.  Gross profit as a percentage of total revenues was 14.6% and 14.5% for the nine months ended June 30, 2008 and 2007, respectively.  Contributing to the gross profit was the increase in commissions on our agency sales of approximately 37.2% to $9,781 for the nine months ended June 30, 2008 from $7,129 for the same period in the prior fiscal year.  Actual rebate dollars increased by approximately $894 for the nine months ended June 30, 2008 as compared to the same period in the prior fiscal year.

Selling, General and Administrative (“SG&A”).  SG&A expenses increased 16.2% to $62,515 for the nine months ended June 30, 2008, from $53,802 for the nine months ended June 30, 2007.  SG&A expenses as a percentage of revenues were 10.3% for each of the nine months ended June 30, 2008 and 2007. The dollar increase in SG&A expenses was primarily due to increased compensation costs and location and occupancy costs.  These costs increased as we added 29 new field sales and telesales representatives, employees from the Securos acquisition and the new distribution center in Edwardsville, Kansas. This distribution center also increased our capacity by approximately 105,000 square feet.

Depreciation and Amortization.  Depreciation and amortization expense increased 26.8% to $2,250 for the nine months ended June 30, 2008, from $1,774 for the nine months ended June 30, 2007.  This increase was primarily the result of capital expenditures, primarily from new or expanded distribution centers.  Since June 30, 2007, we added to or expanded our distribution centers in Atlanta, Georgia; Clear Lake, Wisconsin; and Nampa, Idaho and established the distribution center in Edwardsville, Kansas.  We have also made improvements to our information technology infrastructure, including the development of our new e-commerce website.

Other Income (Expense).  Other income (expense) increased 641.2% to $378 in income for the nine months ended June 30, 2008, from $51 in income for the nine months ended June 30, 2007. This increase in other income (expense) was due to a decline in interest expense of $287 to $218 for the nine months ended June 30, 2008, compared to $505 for the nine months ended June 30, 2007.  This decrease was a result of the lower average loan balance and lower interest rate on the facility.

Income Tax Expense.  Our effective tax rate for the nine months ended June 30, 2008 and 2007 was 39.5% and 37.6%, respectively.   The change in the effective tax rate is a result of an increase in our estimated state tax rate, which was revised as a result of our FIN 48 analysis.  We adopted FIN 48 effective October 1, 2007.

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

MWI Co. has a line-of-credit under a revolving credit facility with two lenders.  The facility allows for borrowings in the aggregate of $70,000, with the right to request an increase in the commitment of the lenders to $100,000.  The facility has a maturity date of December 1, 2011 and a variable interest rate equal to the Daily LIBOR Floating Rate or the LIBOR 1-month fixed rate (at our option) plus a margin ranging from 0.7% to 1.25%.  The lenders also receive an unused line fee and letter of credit fee equal to 0.125% of the unused amount of the facility. Our outstanding balance on the facility at June 30, 2008 and September 30, 2007 was $0 and the interest rate on the facility was 4.3% as of this date.  The line-of-credit contains certain financial covenants as well as other restrictive covenants.

The facility allows for the issuance of up to $10,000 in letters of credit. The letters of credit typically act as guarantees of payment to certain third parties in accordance with specified terms and conditions. We had ten letters of credit totaling $840 at June 30, 2008 and eleven letters of credit totaling $940 at September 30, 2007. There were no outstanding borrowings on these letters of credit at either June 30, 2008 or September 30, 2007.

Operating Activities.  For the nine months ended June 30, 2008, cash provided by operations was $9,746 and was primarily attributable to net income of $14,496, a decrease of receivables of $4,716 due to collection of receivables that had extended payment terms, an increase in inventories of $24,300 due to inventory stocking of the Kansas City distribution center and opportunistic inventory purchases, and an increase in accounts payable of $12,223 due to the above mentioned inventory purchases.

For the nine months ended June 30, 2007, cash provided by operations was $17,398 and was primarily attributable to net income of $12,552 and a reduction in receivables of $2,711 due to positive collections for the period with slower revenue growth in the quarter ended June 30, 2007.  The slow down in revenue growth also gave rise to improvements in other key areas on the balance sheet, including inventories.

Investing Activities.  For the nine months ended June 30, 2008, net cash used in investing activities was $5,708 and was primarily due to the acquisition of Tri V for $4,598 coupled with capital expenditures of $1,460, primarily related to distribution center infrastructure and technology.

For the nine months ended June 30, 2007, net cash used in investing activities was $6,978 and was primarily due to the acquisition of Securos for $4,610 coupled with capital expenditures of $2,118.  We had approximately $1,600 in expenditures related to our distribution centers and approximately $450 in expenditures related to information technology projects.

Financing Activities.  For the nine months ended June 30, 2008, net cash provided by financing activities was $127, which was due to the proceeds and tax benefit of stock option exercises of $224 offset by a payment on our long-term debt of $97. Our revolving credit facility is used to finance our working capital requirements and fluctuates based on timing of payables and collection of receivables.

For the nine months ended June 30, 2007, net cash provided by financing activities was $1,872.  In April 2007, we issued 348,974 shares of common stock resulting in cash of $11,252.  This cash was used to pay down indebtedness on our revolving credit facility.

Contractual Obligations and Guarantees

For information on our contractual obligations and guarantees, see our Annual Report on Form 10-K filed on November 21, 2007 with the SEC. During the nine months ended June 30, 2008 there were no material changes to the contractual obligations reported in our Form 10-K on November 21, 2007, except as follows:

•              Upon adoption of FIN 48 on October 1, 2007, the total liability for unrecognized tax benefits was $449.  During the nine months ended June 30, 2008, this amount did not change significantly.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks primarily from changes in interest rates in the United States. The Company does not engage in financial transactions for trading or speculative purposes.

The interest payable on our revolving credit facility is based on variable interest rates and is therefore affected by changes in market interest rates. The outstanding balance on the facility as of June 30, 2008 was $0.  Therefore, there was no exposure to market risks as of this date.  If there had been a balance on the facility of $70,000, which is the maximum available amount on the facility, a change of 10% from the interest rate as of June 30, 2008, which was 4.3% (Daily LIBOR Floating Rate plus .70%), would have changed interest by $301.

Item 4.  Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of June 30, 2008.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Item 1.  Legal Proceedings

From time to time, in the normal course of business, we may become a party to legal proceedings that may have an adverse effect on our financial position, results of operations and cash flows. Management presently believes that the ultimate outcome of these proceedings will not have a material adverse effect on our financial position, cash flows or overall trends in results of operations.  However, litigation is subject to inherent uncertainties, and unfavorable outcomes could occur. An unfavorable outcome could include the payment of monetary damages or, in cases for which injunctive relief is sought, an injunction prohibiting us from selling one or more products or taking certain other actions.  Were an unfavorable outcome to occur, our business or results of operations could be materially harmed.

Item 1A.  Risk Factors

Other than with respect to the risk factor set forth below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

Our business, financial condition and results of operations depend upon maintaining our relationships with vendors.

During the nine months ended June 30, 2008, we distributed more than 11,000 products sourced from more than 450 vendors to over 16,000 veterinary practices. We currently do not manufacture the vast majority of our products and are dependent on these vendors for our supply of products. Our top three vendors, Fort Dodge, Pfizer and Vedco, supplied products that accounted for approximately 43%, 44% and 45% of our revenues for our fiscal years ended September 30, 2007, 2006 and 2005, respectively, and approximately 41% during the nine months ended June 30, 2008.  Our ten largest vendors supplied products that accounted for approximately 70%, 70% and 73% of our revenues for the fiscal years ended September 30, 2007, 2006 and 2005, respectively, and approximately 68% during the nine months ended June 30, 2008.  Pfizer supplied products that accounted for approximately 21%, 19% and 17% of our revenues for our fiscal years ended September 30, 2007, 2006 and 2005, respectively, and approximately 21% of our revenues during the nine months ended June 30, 2008.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

10.1

First Amendment to 2007 –2008 Merial Independent Sales Agent Agreement effective as of January 1, 2008 by and between Merial Limited and MWI Veterinary Supply Co., incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on May 1, 2008

10.2

Livestock Products Agreement between MWI Veterinary Supply, Inc. and Pfizer, Inc. effective as of December 22, 2007, incorporated herein by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on May 1, 2008

10.3	Amendment No. 1 to the MWI Veterinary Supply, Inc. 2008 Employee Stock Purchase Plan

15	Letter re: Unaudited Interim Financial Information

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MWI Veterinary Supply, Inc.
(Registrant)

Date: July 31, 2008	/s/ Mary Patricia B. Thompson
Mary Patricia B. Thompson
Senior Vice President of Finance and
Administration, Chief Financial Officer