Form 10-K
period 2008-09-30
MWI Veterinary Supply, Inc.
filed 2008-11-24
CIK 1323974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2008 Commission file number 000-51468
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

MWI VETERINARY SUPPLY, INC.
(Exact name of Registrant as specified in its Charter)

Delaware (State or other jurisdiction)	02-0620757 (I.R.S. Employer Identification Number)
651 S. Stratford Drive, Suite 100
Meridian, ID (Address of principal executive offices)	83642 (Zip Code)
(800) 824-3703 (Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b)
OF THE SECURITIES EXCHANGE ACT OF 1934:

Title of each class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	The Nasdaq Stock Market, LLC

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

           Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

           As of March 31, 2008 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $274,303,619. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of our outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

           The number of shares of the Registrant's common stock, $0.01 par value, outstanding as of November 14, 2008 was approximately 12,112,535.

Documents Incorporated by Reference

           Listed hereunder are the documents, any portions of which are incorporated by reference and the Parts of this Form 10-K into which such portions are incorporated:

1.
The Registrant's definitive proxy statement for use in connection with the Annual Meeting of Stockholders to be held on or about February 11, 2009 to be filed within 120 days after the Registrant's fiscal year ended September 30, 2008, portions of which are incorporated by reference into Part III of this Form 10-K.

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

  •
  changes in or availability of vendor contracts or rebate programs;

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

  •
  unforeseen litigation;

  •
  a disruption caused by adverse weather or other natural conditions;

  •
  inability to ship products to the customer as a result of technological or shipping disruptions; and

  •
  competition.

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

Item 1.    Business.

General

        Our business commenced operations as part of a veterinary practice in 1976 and was incorporated as MWI Drug Supply, Inc., an Idaho corporation, in 1980. MWI Drug Supply, Inc. was acquired by Agri Beef Co. in 1981. MWI Veterinary Supply Co. was incorporated as an independent subsidiary of Agri Beef Co. in September 1994. Effective June 18, 2002, MWI Holdings, Inc. was formed by Bruckmann, Rosser, Sherrill & Co. II, L.P. ("BRS") for the sole purpose of acquiring all of the outstanding stock of MWI Veterinary Supply Co. from Agri Beef Co. ("Agri Beef"). As a result of this transaction, MWI Veterinary Supply Co. ("MWI Co.") became a wholly-owned subsidiary of MWI Holdings, Inc. On April 21, 2005, we changed our name from MWI Holdings, Inc. to MWI Veterinary Supply, Inc. References in this report to "we," "us," "our," and "MWI" refer to MWI Veterinary Supply, Inc. unless otherwise indicated. Unless otherwise indicated, all statistical information provided about our business in this report is as of September 30, 2008.

        We are a leading distributor of animal health products to veterinarians across the United States. In fiscal year 2008, we distributed more than 30,000 products, of which over 15,000 are stocked in our distribution centers, sourced from approximately 500 vendors to more than 19,000 veterinary practices nationwide from thirteen strategically located distribution centers. Products we sell include pharmaceuticals, vaccines, parasiticides, diagnostics, capital equipment, supplies, specialty products, veterinary pet food and nutritional products. We market these products to veterinarians in both the companion animal and production animal markets. As of September 30, 2008, we had a sales force of 321 people covering the United States. We also offer our customers a variety of value-added services, including e-commerce platform, pharmacy fulfillment, inventory management system, equipment procurement consultation, special order fulfillment, educational seminars and pet cremation, which we believe closely integrates us with our customers' day-to-day operations and provides them with meaningful incentives to continue ordering from us.

        Historically, approximately two-thirds of our total revenues have been generated from sales to the companion animal market and one-third from sales to the production animal market. For the fiscal years ended September 30, 2008, 2007 and 2006, our total revenues were $831.4 million, $710.1 million and $606.2 million, respectively. Our operating income for the fiscal years ended September 30, 2008, 2007 and 2006, was $32.4 million, $26.7 million and $23.7 million, respectively.

Industry Overview

        According to the Animal Health Institute ("AHI"), an industry group representing manufacturers of animal health products, animal health product sales in the United States for calendar year 2007 grew to $6.8 billion, which represents a 7% compounded annual growth rate since calendar year 2002. The market for animal health products in the United States is split between products sold for companion and production animals. Companion animals include dogs, cats, other pets and horses, while production animals include cattle and other food-producing animals. AHI estimates that companion animal products accounted for 53% of the total market for animal health products in the United States in calendar year 2006.

        We believe the companion animal health products market's growth has slowed recently as a result of a decrease in consumer spending. Historically, the growth in the companion animal health market has been due to the increasing number of households with companion animals, an aging pet population, increased expenditures on animal health and preventative care, advancements in animal health products and extensive marketing programs sponsored by companion animal nutrition and pharmaceutical companies. Product sales in the production animal health products market have been heavily impacted by increasing volatility in commodity prices, changes in weather patterns that allow cattle to graze for longer periods and the changes in the general economy. The impact of unprecedented commodity price volatility in commodities such as corn, grain and feeder cattle has made it increasingly more difficult to predict the timing of demand for production animal health products. Historically, sales in this market have been largely driven by spending on animal health products to improve productivity, weight gain and disease prevention, as well as a growing focus on food safety. We believe that these growth factors have been mitigated by the downward influence of generic drugs on pricing.

        Veterinarians are one of the primary purchasers of animal health products, particularly in the companion animal market. As of December 31, 2007, according to the American Veterinary Medical Association, or AVMA, there were more than 58,000 veterinarians in private practice nationwide. We believe that distributors play a vital role for veterinary practices by providing access to a broad selection of products through a single channel and helping them efficiently manage their inventory levels. Distributors also offer product vendors substantial value by providing cost-effective access to a highly fragmented and geographically diverse customer base.

Competitive Strengths

        We believe that our strengths include:

  •
  Leading Distributor to Veterinarians.  Based upon our total revenues for our fiscal year ended September 30, 2008, we are a leading animal health products distributor to veterinarians in the United States. While most of our products are available from several sources and our customers typically have relationships with several distributors, we have achieved this position primarily through internal growth and currently serve more than 19,000 veterinary practices nationwide. We believe that our broad product offering, competitive pricing, superior customer service, rapid product fulfillment and value-added services provide meaningful incentives for our customers to continue ordering from us.

  •
  Leading Sales and Marketing Franchise.  Our 321 sales representatives educate customers on new veterinary products, assist in product selection and purchasing, and offer inventory management solutions. As of September 30, 2008, we had 186 field sales personnel and 135 telesales representatives covering the United States. We also publish detailed product catalogs and monthly magazines, which are often utilized by our customers as reference tools. While salespeople and printed materials are vital to our marketing strategy, we also provide on-line ordering, valuable business information and value-added services through our Internet site, www.mwivet.com. For our fiscal year ended September 30, 2008, approximately 27% of our product sales were generated through orders placed over the Internet.

  •
  Strong, Established Relationships with Veterinarians and Vendors.  Our ability to serve as a single source for most of our customers' animal health product needs has enabled us to develop strong and long-term customer relationships. Approximately 52% of our product sales for the fiscal year ended September 30, 2008 were from customer accounts that were opened prior to fiscal year 2003 and approximately 79% of our product sales for the fiscal year ended September 30, 2008 were from customer accounts that were opened prior to fiscal year 2006. Independent veterinary practices have historically accounted for more than 85% of our product sales. In addition, for more than twelve years we have maintained distribution arrangements with Banfield, The Pet Hospital ("Banfield"), the nation's largest private veterinary practice, and with our non-controlled affiliate, Feeders' Advantage, L.L.C. ("Feeders' Advantage"), a related party and a buying group composed of several of the largest cattle feeders in the United States. Since we currently do not manufacture the vast majority of the products we sell, we are dependent on our vendors for the supply of our products. While our vendors often have relationships with multiple distributors, we have long-term relationships with many of our key vendors including Fort Dodge, IDEXX Laboratories, Intervet Schering-Plough, Merial, Pfizer and Vedco.

  •
  Recurring Revenue Product Base.  Over 95% of our product sales for our fiscal years ended September 30, 2008, 2007 and 2006 were from consumable medicines and supplies commonly required by veterinarians in their practice. Historically, this aspect of our business has resulted in a recurring stream of revenues.

  •
  Sophisticated Technology and Information Systems.  Over the past several years, we have continued to invest in our technology and information systems, which we believe has created a competitive advantage when delivering quality service to our customers. In 2007, we launched a new e-commerce platform that offers more enhanced online ordering capabilities for veterinarians. This platform provides many new features for our customers while at the same time significantly enhancing security and our capability to provide additional functionality in the future.

  •
  Experienced Management Team.  We have a strong and experienced senior management team with substantial animal health industry expertise. The members of our senior management team have been with us for an average of over fourteen years, and each member has demonstrated a commitment and capability to deliver growth in revenues and profitability.

Business Strategy

        Our mission is to strengthen our position as a leading national animal health products distributor while continuing to efficiently deliver substantial value and innovation to our customers, increase revenues and improve profitability. Our strategy to achieve our mission is outlined below.

         Increase Sales to Existing Customers.    We believe that veterinary practices typically purchase animal health products from multiple distributors. For our fiscal year ended September 30, 2008, our average annual product sales per veterinary practice served was approximately $35,000. We intend to increase our share of these purchases by utilizing our proprietary customer database to focus our marketing efforts, expanding our sales force, selectively adding products to our portfolio and increasing and expanding the value-added services we provide to our customers. By increasing the dollar value of purchases made by each customer as well as their average order size, we intend to increase our profitability. Competition for hiring sales representatives who have existing customer relationships is intense and we focus on retaining our valued staff who have demonstrated the skills needed to successfully market our products and services. If we fail to hire or retain a sufficient number of qualified sales professionals, it could adversely impact our business.

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

         Increase the Total Number of Customers.    We believe we provide products and services to more than 50% of all domestic veterinary practices. We intend to raise this percentage by increasing the number and productivity of our sales representatives, selectively acquiring competitors and expanding distribution centers. We believe the greatest opportunities to add new customers are in the Northeastern, Midwestern and Southeastern regions of the United States, areas where we do not hold the leading market position. We believe it is important to increase the total number of customers served in order to attain the growth goals that are a feature of many of our vendors' rebate programs. Changes to any vendor rebate program or our failure to achieve these growth goals may have a material effect on our gross profit and operating results in any given quarter or year.

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

         Make Selective Acquisitions.    The U.S. market for animal health products distribution is highly fragmented, with numerous national, regional and local distributors. Many of these companies are small, privately-held businesses, some of which may represent attractive acquisition candidates. In fiscal year 2006, we acquired substantially all of the assets of Northland Veterinary Supply, Ltd. ("Northland"). In fiscal year 2007, we acquired substantially all of the assets of Securos, Inc. and International Veterinary Distribution Network, Inc. (collectively "Securos"). In fiscal year 2008, we acquired substantially all of the assets of Tri V Services, Inc. ("Tri V"). Also in fiscal year 2008, we acquired substantially all of the assets of AAHA Services Corporation, operating as AAHA MARKETLink ("AAHA MARKETLink").

Products

        In fiscal year 2008, we distributed more than 30,000 products with over 15,000 stocked in our thirteen distribution centers, including pharmaceuticals, vaccines, parasiticides, diagnostics, capital equipment, supplies, veterinary pet food and nutritional products. For our fiscal year ended September 30, 2008, our product revenues were comprised of approximately 42% pharmaceutical products, 18% vaccine products, 7% parasiticide products, 8% diagnostic products, 3% capital equipment products and 22% of other supplies. In addition, we sell over 500 products under agency agreements with our vendors. Under an agency agreement, we typically solicit orders and provide customer service for a commission, while the vendor stocks and ships the products. We also have available on special order approximately 7,000 products that we do not normally stock in our warehouses. We continually seek to update and improve the range of products we offer to address our customer requirements. Over 95% of our product sales for our fiscal years ended September 30, 2008, 2007 and 2006 were from the sale of consumable medicines and supplies commonly required by veterinarians in their practice. Historically, this aspect of our business has resulted in a recurring stream of revenues.

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

Value-Added Services

        We offer our customers a variety of value-added services, which we believe closely integrate us with our customers' day-to-day operations and provide them with meaningful incentives to continue ordering from us. These services include the following:

Service	Description
E-commerce platform	On-line ordering system that provides information to veterinary practices on products, vendor programs and purchasing history
Pharmacy fulfillment	Shipment of prescription production and companion animal health products to end-users on behalf of veterinarians from our five licensed pharmacies located in Edwardsville, Kansas; Clear Lake, Wisconsin; Grand Prairie, Texas; Harrisburg, Pennsylvania and Nampa, Idaho and a licensed veterinary food-animal drug retailer in Visalia, California
Inventory management system	Flexible system that facilitates counting, maintaining and ordering inventory in veterinary practices
Equipment procurement consultation	Consultation and demonstrations provided by our dedicated capital equipment specialists
Special order fulfillment	Procurement and shipment of approximately 7,000 unique products that we do not normally stock in our warehouses
Educational seminars	Seminars for our customers covering business and medical topics, frequently sponsored in conjunction with our vendors
Pet cremation	Business units presently operating with facilities in Idaho and Wisconsin that serve veterinary practices and their clients by providing cremation services

Customers

        We currently serve more than 19,000 veterinary practices located throughout the United States. These veterinary practices are typically small, privately-held businesses that we believe place at least one order per week to avoid storing and managing large volumes of supplies. We believe that these veterinary practices usually purchase animal health products from multiple distributors. We seek to be the principal provider of animal health products to our customer base.

        We maintain a diverse and stable customer base. Independent veterinary practices have historically accounted for more than 85% of our product sales. Also, for more than twelve years, we have maintained distribution arrangements with Banfield, the nation's largest private veterinary practice with over 700 veterinary hospitals, and our non-controlled affiliate, Feeders' Advantage, a buying group composed of several of the largest cattle feeders in the United States. Banfield accounted for approximately 10% of our product sales for each of our fiscal years ended September 30, 2008, 2007 and 2006. Feeders' Advantage accounted for approximately 5% of our product sales for both of our fiscal years ended September 30, 2008 and 2007, and 6% for our fiscal year ended September 30, 2006. The loss of Banfield or Feeders' Advantage or deterioration in our relations with either of them could significantly affect our financial condition and results of operations. Our ten largest customers, excluding Banfield and Feeders' Advantage, accounted for approximately 4% of our product sales for our fiscal year ended September 30, 2008 and 5% of our product sales for our fiscal years ended September 30, 2007 and 2006, with no single customer representing more than 1% of our product sales for those years. We typically do not enter into long-term contracts with our independent veterinary customers.

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

Sales and Marketing

        Our sales and marketing strategies are designed to establish and maintain strong customer relationships through personal visits by field sales representatives, frequent telesales contact and direct marketing, emphasizing our broad product lines, competitive pricing, efficient ordering capabilities, high levels of customer support and service and other value-added services. The key elements of our sales and marketing strategy are:

  •
  Field Sales Representatives:  Our sales force is a key component of our value-added approach. Due to the fragmented nature of the animal health products market, we believe that a large sales force is vital to effectively support existing customers and target potential customers. As of September 30, 2008, we had 186 field sales personnel throughout the United States. Our field sales representatives educate customers on new veterinary products, assist in product selection and purchasing and offer inventory management solutions. Once a field sales representative has established a relationship with a customer, the field sales representative encourages the customer to use our telesales representatives and online ordering capabilities for day-to-day customer needs. Field sales representatives work under the supervision of regional sales managers within an assigned sales territory to ensure effective communication and timely sales calls with customers. Our field sales representatives complement our telesales and direct marketing efforts and enable us to better market, service and support the sale of our products and services. Our field sales representatives are employees of our Company and are compensated with a combination of salaries and commissions.

  •
  Telesales:  We support our field sales representatives and direct marketing efforts with telesales representatives in nine call centers covering the United States. As of September 30, 2008, we had 135 telesales representatives. Telesales representatives work as partners with our field sales representatives, providing a dual coverage approach for individual customers. Telesales representatives process orders and generate new sales through frequent and direct contact with customers. Telesales representatives are responsible for assisting customers with ordering, purchasing decisions and general questions. Telesales representatives utilize our customized order entry system to process customer orders, access pricing, availability and promotional information about products, and research customer preferences and order history. Our nine call centers are connected by our telecommunications system which enables them to operate as one virtual call center.

  •
  Direct Marketing:  We market to existing and potential customers by distributing product catalogs and monthly magazines. We publish our comprehensive animal health products catalog every other year. This catalog contains nearly 12,000 SKUs, includes detailed descriptions and specifications of our products and is often used as a reference tool by our customers and sales force. We also promote our products and services in our monthly magazine, the Messenger, which our field sales representatives use as a tool to educate customers on product and vendor programs. Additional marketing tools that we utilize include specialty catalogs, customer loyalty programs, specific product and vendor programs, flyers, faxes, order stuffers and other promotional materials. For the fiscal year ended September 30, 2008, we distributed over 825,000 pieces of direct marketing materials to existing and potential customers. We also participate in national and regional trade shows to extend our customer reach and enhance customer interaction.

  •
  E-Business Platform:  We provide on-line ordering, valuable business information and value-added services to veterinarians via our primary Internet site, www.mwivet.com, and customized Internet sites that we maintain for two of our largest customers, Banfield and Feeders' Advantage. Customers can use our Internet sites to order products, learn more about products and vendor programs, print forms needed for their veterinary practice, review their historical purchases and manage their inventory. For our fiscal years ended September 30, 2008, 2007 and 2006, approximately 27%, 24% and 23%, respectively, of our product sales were generated through orders placed over the Internet.

Product Sourcing

        In fiscal year 2008, we distributed more than 30,000 products, of which over 15,000 are stocked in our distribution centers, sourced from approximately 500 vendors, including most major vendors of animal health products that sell through distributors. We believe that we are a leading distributor for many of these vendors.

        We currently do not manufacture the vast majority of our products and are dependent on vendors for our supply of products. We believe that effective purchasing is a key factor in maintaining our position as a leading provider of animal health care products. We regularly assess our purchasing needs and our vendors' product offerings and prices to obtain products at favorable prices. While we purchase products from many vendors and there is generally more than one vendor for most animal health product categories, our concentration of aggregate purchases with key vendors is significant. Our ten largest vendors accounted for approximately 72%, 70% and 70% of our revenues for the fiscal years ended September 30, 2008, 2007 and 2006, respectively. Our top three vendors, Fort Dodge, Pfizer and Vedco, supplied products that accounted for approximately 43%, 43% and 44% of our revenues for the fiscal years ended September 30, 2008, 2007 and 2006, respectively. Pfizer supplied products that accounted for approximately 23%, 21% and 19% of our revenues for our fiscal years ended September 30, 2008, 2007 and 2006, respectively. Pfizer supplied production animal products under a livestock products agreement that accounted for approximately 17%, 17% and 15% of our revenues for our fiscal years ended September 30, 2008, 2007 and 2006, respectively.

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

        Our livestock products agreement with Pfizer provides that we shall supply selected customers in the cattle and swine fields with Pfizer products. In return, we are entitled to certain service incentives and rebates. We are required to maintain sufficient inventory to meet our anticipated demand on a monthly basis and to store the Pfizer products in accordance with their respective label instructions. Pfizer also reserves the right to sell directly to our customers or any other party. The livestock products agreement has a one year term that expires on December 31, 2008 and can be terminated by either party with or without cause upon 30 days written notice.

        Our equine products marketing agreement with Pfizer provides that we shall distribute certain products to customers in the equine field. In return, we are entitled to receive certain service incentives and rebates. We are required to maintain sufficient staffing levels of sales representatives and store and handle inventory under appropriate conditions that will maintain the quality and integrity of the products. The agreement expires on December 31, 2008 and can be terminated by either party with or without cause upon 30 days prior written notice.

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

        Our companion animal AAHA MARKETLink management agreement with Pfizer provides that we are entitled to purchase designated companion animal products from Pfizer and resell them to selected veterinary hospitals serviced by MWI who are members of the American Animal Hospital Association. In connection with its resale of the Pfizer companion animal products, MWI will be paid a logistics fee and may receive certain incentive payments from Pfizer. This agreement expires on December 31, 2008 and may be terminated by either party, with or without cause, upon 30 days written notice. Pfizer may also terminate the agreement on 15 days written notice to MWI in the event it determines that MWI has failed to comply with certain terms and conditions of the agreement.

        Our independent sales agent agreement with Merial provides that we shall sell, market and provide services related to Merial's companion animal products to the veterinary trade. In return, we are entitled to receive commissions. The agreement expires on December 31, 2009 and may be terminated by either party without cause and without penalty upon 120 days prior written notice. The agreement may also be terminated by either party without cause upon less than 120 days prior written notice; however, financial penalties will apply. The agreement prohibits MWI from representing products that compete with certain of Merial's products, particularly those which are used for the treatment and/or control and/or prevention of fleas, ticks or heartworms.

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

Information Systems

        Over the past several years, we have continued to invest in our technology and information systems, which we believe has created a competitive advantage when delivering quality service to our customers. In 2007, we launched a new e-commerce platform that offers more enhanced online ordering capabilities for veterinarians. This platform provides many new features for our customers while at the same time significantly enhancing security and our capability to provide additional functionality in the future.

Distribution

        As of September 30, 2008, we distributed our products from thirteen strategically located distribution centers throughout the United States. During our fiscal year 2008, we opened our thirteenth distribution center located in Edwardsville, Kansas. We also planned for the move of our distribution center in Dallas, Texas to a larger facility which took place in November 2008. During our fiscal year 2007, we moved our distribution center in Atlanta, Georgia to a larger facility, expanded the capacity of our distribution centers in Phoenix, Arizona and Nampa, Idaho and added space to our distribution center in Denver, Colorado to allow for additional warehouse capacity. During our fiscal year 2006, we opened our twelfth distribution center located in Orlando, Florida, expanded operations in Denver, Colorado by moving to a new distribution and call center, and expanded our existing distribution center in Harrisburg, Pennsylvania.

        Once a customer's order is entered into our customized order entry system, it is electronically transmitted to the distribution center that carries the product and is closest to the customer's location. Following receipt of the order, a document is printed in the warehouse which reflects the bin location of the product to facilitate product fulfillment. The order is then packaged and shipped along with an itemized invoice. We maintain inventory levels in our warehouses appropriate to satisfy customer demand for prompt delivery and fulfillment of their product orders. Inventory levels are managed on a daily basis through our information systems. In order to meet the rapid delivery requirements of our customers, we offer next-day delivery service on most of the products we stock in our warehouses. We estimate that as of September 30, 2008, we shipped same day from our warehouses approximately 98% of the dollar value of orders placed by our customers. We currently ship the majority of our orders through United Parcel Service, Inc., or UPS, with the balance of our orders being shipped by our own delivery trucks, regional carriers and other national carriers.

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

        In July 2008, we acquired substantially all of the assets of AAHA MARKETLink. Based near Denver, Colorado, AAHA MARKETLink was a distributor of animal health products to members of the American Animal Hospital Association.

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

  •
  Animal Health International, Inc. (formerly Walco International, Inc.);

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

Trademarks

        We have registered with the United States Patent and Trademark Office the marks "MWI," "MWI Design," "MWIVET.com," "VETONE," "PROXYRx" and "ANIMAL Rx PHARMACY". We believe that the MWI mark is well recognized in the animal health products industry and by veterinarians and is therefore a valuable asset of ours.

Employees

        As of September 30, 2008, we had 881 employees across the United States. We have not experienced a shortage of qualified personnel in the past, and believe that we will be able to attract such employees in the future. None of our employees are a party to a collective bargaining agreement, and we consider our relations with our employees to be good.

Website

        Our website address is www.mwivet.com and can be used to access free of charge, through the investor relations category, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. The information on our website is not incorporated as a part of this annual report. The public can also obtain copies of these reports by visiting the SEC's Public Reference Room at 100 F Street NE, Washington DC 20549, or by calling the SEC at 1-800-SEC-0330, or by accessing the SEC's website at www.sec.gov.

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

Executive Officers

        The following table sets forth the names, ages and titles, as well as a brief account of the business experience, of each person who was an executive officer of the Company as of September 30, 2008:

Name	Age	Title
James F. Cleary, Jr.	45	Board Director, President and Chief Executive Officer
Mary Patricia B. Thompson	45	Senior Vice President of Finance and Administration, Chief Financial Officer
James W. Culpepper	54	Vice President of Inventory Management
Jeffrey J. Danielson	48	Vice President of Sales
John J. Francis	55	Vice President and General Manager of the Specialty Resources Group
James S. Hay	65	Vice President and Chief Information Officer
Bryan P. Mooney	40	Vice President of Operations
John R. Ryan	39	Vice President of Marketing

        James F. Cleary, Jr. has served as President since March 2000 and Chief Executive Officer since June 2002. Mr. Cleary has also been a member of the board of directors since June 2002. He joined MWI in January 1998 as Director of National Accounts and was promoted to Vice President of Demand Generation in 1999. Mr. Cleary was Vice President of Agri Beef Co., MWI's former parent, from 1996 to 1998. From 1990 to 1996, Mr. Cleary was employed in management positions with

Morrison Knudsen Corporation and its affiliate MK Rail Corporation. Mr. Cleary graduated from Dartmouth College in 1985 with a Bachelor of Arts in Economics and received his Masters of Business Administration from Harvard Business School in 1990. Mr. Cleary is also a member of the board of directors of Seroyal Holdings, L.P., and a manager of Feeders' Advantage, L.L.C. Mr. Cleary is the brother-in-law of Mr. Robert Rebholtz, a member of our board directors.

        Mary Patricia B. Thompson has served as Senior Vice President of Finance and Administration, Chief Financial Officer since August 2006, with oversight of finance, regulatory compliance, inventory management, information technology, and human resources. Prior to August 2006, Ms. Thompson had been the Vice President, Secretary and Chief Financial Officer since June 2002. Ms. Thompson joined Agri Beef Co. in 1989 as the Feedlot and Commodity Division Controller. In September 1991, Ms. Thompson was promoted to Controller of MWI Veterinary Supply Co., then a wholly-owned subsidiary of Agri Beef Co. Prior to joining Agri Beef Co., Ms. Thompson worked for Arthur Andersen LLP from 1985 to 1989, where she provided auditing and accounting services. Ms. Thompson graduated from the University of Idaho in 1985, summa cum laude, with a Bachelor of Science in Accounting. Ms. Thompson is a licensed Certified Public Accountant. Ms. Thompson is also a member of the board of directors of the American Veterinary Distributors Association and the Idaho Youth Ranch Foundation.

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

        Jeffrey J. Danielson has served as Vice President of Sales since 2001. Mr. Danielson joined MWI in 1985 as an Outside Sales Representative, serving the state of Washington. From 1989 to 1991, Mr. Danielson served as Assistant Sales Manager and from 1991 to 2001 served as National Sales Manager. Mr. Danielson graduated from Colorado State University in 1983 with a Bachelor of Science in Agricultural Business.

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

  •
  changes in or availability of vendor contracts or rebate programs;

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

  •
  unforeseen litigation;

  •
  a disruption caused by adverse weather or other natural conditions;

  •
  inability to ship products to the customer as a result of technological or shipping disruptions; and

  •
  competition.

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

        The terms on which we purchase or sell products from many vendors of animal health products entitle us to receive a rebate based on the attainment of certain growth goals. Vendors may adversely change the terms of some or all of these rebate programs at any time without notice. Because the amount of rebates we earn is directly related to the attainment of pre-determined sales growth goals, and because the nature of the rebate programs and the amount of rebates available are determined by the vendors, there can be no assurance as to the amount of rebates that we will earn in any given year. Changes to any rebate program initiated by our vendors may have a material effect on our gross profit and our operating results in any given quarter or year. Vendors may reduce or eliminate rebates offered under their programs, interpret the terms of their rebate programs in a way that is adverse to us or increase the growth goals or other conditions we must meet to earn rebates to levels that we cannot achieve. Additionally, factors outside of our control, such as customer preferences or vendor supply issues, can have a material impact on our ability to achieve the growth goals established by our vendors, which may reduce the amount of rebates we receive. The occurrence of any of these events could have an adverse impact on our results of operations.

Our quarterly operating results may fluctuate significantly, and these fluctuations may cause our stock price to fall.

        Our quarterly revenues and operating results have varied significantly in the past, and may continue to do so in the future. While we accrue rebates from vendors as they are earned, our rebates have historically been highest during the quarter ended December 31, since most of our vendors' rebate programs were designed to include targets to be achieved during the calendar year. Historically, our revenues have been seasonal, with peak sales in the spring and fall months. The seasonal nature of our business is directly tied to the buying patterns of veterinarians for production animal health products used for certain medical procedures performed on production animals during the spring and fall months. These buying patterns can also be affected by vendors' and distributors' marketing programs launched during the summer months, particularly in June, which can cause veterinarians to purchase production animal health products earlier than those products are used. This kind of early purchasing may reduce our sales in the months these purchases would have otherwise been made. Additionally, the production animal market can be affected by volatility in commodity prices such as corn, grain and feeder cattle, changes in weather patterns that allow cattle to graze for longer periods or a change in the general economy,which can shift the timing of when animals are treated and to what extent they are treated. This shift in treatment may have a significant impact on the timing of purchases. While companion animal products tend to have a different product use cycle than production animal health products, and approximately two-thirds of our revenues have been generated from sales to the companion animal market, we cannot assure you that our revenues and operating results will not continue to fluctuate on a quarter-to-quarter basis. We believe period-to-period comparisons of our results of operations are not necessarily meaningful as our future revenue and results of operations may vary substantially. It is also possible that in future quarters our results of operations will be below the expectations of securities analysts and investors. In either case, the price of our common stock could decline, possibly materially.

Our market is highly competitive. Failure to compete successfully could have a material adverse effect on our business, financial condition and results of operations.

        The market for veterinary distribution services is highly competitive, continually evolving and subject to technological change. We compete with numerous vendors and distributors based on customer relationships, service and delivery, product selection, price and e-business capabilities. Our primary competitors, excluding vendors, include the following:

  •
  Animal Health International, Inc. (formerly Walco International, Inc.);

  •
  Butler Animal Health Supply;

  •
  Henry Schein, Inc.;

  •
  Lextron Animal Health, Inc.;

  •
  Professional Veterinary Products, Ltd.;

  •
  Webster Veterinary Supply, a division of Patterson Companies, Inc.; and

  •
  other national, regional, local and specialty distributors.

        Some of our competitors may have more customers, stronger brand recognition or greater financial and other resources than we do. Most of our products are available from several sources, including other distributors and vendors, and our customers typically have relationships with several distributors and vendors. Many of our competitors have comparable product lines, technical expertise or distribution strategies that directly compete with us. Our competitors could obtain exclusive rights to distribute certain products, eliminating our ability to distribute those products. The entry of new or additional distributors in the industry could also have a material adverse effect on our ability to compete. Additionally, some of our vendors may decide to compete with us by selling their products directly to our customers. If we do not compete successfully against these organizations, it could have a material and adverse effect on our business, financial condition and results of operations.

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

        During the year ended September 30, 2008, we distributed more than 30,000 products, of which over 15,000 were stocked in our distribution centers, sourced from approximately 500 vendors to over 19,000 veterinary practices. We currently do not manufacture the vast majority of our products and are dependent on these vendors for our supply of products. Our ten largest vendors supplied products that accounted for approximately 72%, 70% and 70% of our revenues for the fiscal years ended September 30, 2008, 2007 and 2006, respectively. Our top three vendors, Fort Dodge, Pfizer and Vedco, supplied products that accounted for approximately 43%, 43% and 44% of our revenues for our fiscal years ended September 30, 2008, 2007 and 2006, respectively. Pfizer supplied products that accounted for approximately 23%, 21% and 19% of our revenues for our fiscal years ended September 30, 2008, 2007 and 2006, respectively. Pfizer supplied production animal products under a livestock agreement that accounted for approximately 17%, 17% and 15% of our revenues for our fiscal years ended September 30, 2008, 2007 and 2006, respectively.

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

        Vendors may also choose to change the method in which products are taken to market. For example, a vendor may change our relationship from a complete distribution provider, including logistics and sales support, to only a logistics provider or only a sales support provider. Only doing one of these services would reduce our margin on any sale. A change in the method in which products are taken to market caused by any vendor could have a material adverse effect on our business.

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

        In addition, during the course of our negotiation of these agreements certain vendors may require us to distribute their products on an exclusive basis, which would cause us to forego distributing competing products that may also be profitable, including generic products that may gain increased market share. In this situation we are often forced to project future sales of competing products so that we can elect to distribute the product that we believe will be more profitable. Our projections may not be correct, and we may be contractually prohibited from distributing products that gain market share, including generic products, at the expense of the products that we distribute. Competitors of ours could also obtain exclusive rights to market particular products, which we would be unable to market. If we lose the right to distribute products under such agreements, or are required to exclusively distribute certain products at the expense of others that may be more profitable, we may lose access to certain products and lose a competitive advantage. Potential competitors could sell products from vendors that we fail to continue with and erode our market share.

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

  •
  If a vendor is unable to obtain the necessary credit to manage their business, they may not be able to deliver their products to us.

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

        Our two largest customers, Banfield and Feeders' Advantage (a related party), accounted for approximately 10% and 5%, respectively, of our product sales for our fiscal years ended September 30, 2008 and 2007, and 10% and 6%, respectively, for our fiscal year ended September 30, 2006. Our ten largest customers, excluding Banfield and Feeders' Advantage, accounted for approximately 4% of our product sales for our fiscal year ended September 30, 2008 and 5% of our product sales for our fiscal years ended September 30, 2007 and 2006. Our business and results of operations could be adversely affected if the business of these customers was lost. We cannot guarantee that we will maintain or improve our relationships with these customers or that we will continue to supply these customers at current levels. Banfield, Feeders' Advantage and other customers may seek to purchase some of the products that we currently sell directly from the vendors or from one or more of our competitors. Furthermore, our customers are not required to purchase any minimum amount of products from us. The loss of Banfield or Feeders' Advantage or deterioration in our relations with either of them could significantly affect our financial condition and results of operations. Additionally, deterioration in the financial condition of one or more of our customers could have a material adverse effect on our results of operations.

Difficulties with the integration of acquisitions or the improvement of the performance of acquired companies may impose substantial costs and delays and cause other unanticipated problems for us.

        Acquisitions involve a number of risks relating to our ability to integrate an acquired business into our existing operations. The process of integrating or improving the performance of the operations of an acquired business, particularly its personnel, could cause interruptions to our business. Some of the risks we face include:

  •
  the need to spend substantial operational, financial and management resources in integrating new businesses, technologies and products, and difficulties management may encounter in integrating or improving the performance of the operations, personnel or systems of the acquired business;

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

        In addition, it may be difficult to manage rapid growth from our acquired companies in the future, and the future success of our acquisitions depends on our ability to implement and/or maintain:

  •
  sales and marketing programs;

  •
  customer service levels;

  •
  current and new product and service lines and vendor relationships;

  •
  technological support which equals or exceeds our competitors;

  •
  recruitment and training of new personnel; and

  •
  operational and financial control systems.

        If we are not able to manage our rapid growth from our acquisitions, there is a risk our customer service quality could deteriorate which may in turn lead to decreased sales or profitability. Also, due to acquisitions the cost of our operations could increase faster than growth in our revenues, negatively impacting our profitability.

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

        The veterinary distribution industry is subject to changing political and regulatory influences. Both state and federal government agencies regulate the distribution of certain animal health products and we are subject to regulation, either directly or indirectly, by the FDA, the USDA, the EPA, the DEA and comparable state agencies. As a distributor of prescription pharmaceutical products, we are also subject to the PDMA, which provides for minimum standards, terms and conditions to be maintained for licensing as a distributor. The regulatory stance these agencies take could change. Our vendors are subject to regulation by the FDA, the USDA, the EPA, the DEA, and the PDMA, as well as other federal and state agencies, and material changes to the applicable regulations could affect our vendors' ability to manufacture certain products, which could adversely impact our product supply. In addition, some of our customers may rely, in part, on farm and agricultural subsidy programs. Changes in the regulatory positions that impact the availability of funding for such programs could have an adverse impact on our customers' financial positions, which could lead to decreased sales.

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

An economic downturn could materially adversely affect our business.

        Our business may be materially adversely affected by negative trends in the general economy that could reduce consumer discretionary spending on animal health products. Levels of consumer spending have recently deteriorated significantly in the United States and may remain depressed for the foreseeable future. Some of the factors that could influence the levels of consumer spending include continuing increases in fuel and other energy costs, conditions in the residential real estate and mortgage markets, unemployment levels, healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior. In addition, rising prices for commodities such as corn or grain, changes in weather patterns causing cattle to graze for longer periods and changes in the general economy may adversely impact the amount spent by animal owners in the production animal market. Our business ultimately depends on the ability and willingness of animal owners to pay for our products. This dependence could make us more vulnerable to any reduction in consumer confidence or disposable income than companies in other industries that are less reliant on consumer spending, such as the human health care industry, in which a large portion of payments are made by insurance programs. Additionally, any cost-cutting measures taken to offset the effects of an economic downturn could materially impact our ability to generate future revenue growth.

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

        Any borrowings on the revolving credit facility will be at variable rates of interest and expose us to interest rate risk based on market rates. If interest rates increase, our debt service obligations on any future variable rate indebtedness that we may incur on our revolving credit facility would increase even if the amount borrowed remained the same, and our net income and cash available for servicing our indebtedness would decrease. Our variable rate debt as of September 30, 2008 was $0.2 million (comprised of $0 credit facility and $0.2 million promissory note). Our interest expense for fiscal year 2008 was approximately $0.3 million and was approximately $0.5 million for fiscal year 2007. A 1% increase in the average interest rate would not have a material impact on our operations assuming our current level of debt. However, if we had to borrow additional funds to operate our business, the change in interest rates could affect our operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

Our lenders may have suffered losses related to the weakening economy and may not be able to fund our borrowings.

        Our lenders, including the lenders participating in our revolving credit facility, may have suffered losses related to their lending and other financial relationships, especially because of the general weakening of the national economy and increased financial instability of many borrowers. As a result, lenders may become insolvent or tighten their lending standards, which could make it more difficult for us to borrow under our revolving credit facility or to obtain other financing on favorable terms or at all. Our financial condition and results of operations would be adversely affected if we were unable to draw funds under our revolving credit facility because of a lender default or to obtain other cost-effective financing.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        The table below provides a summary of the Company's principal facilities which are all leased as of September 30, 2008:

Location	Total Square Feet(1)	Principal Function
Meridian, Idaho	34,000	Headquarters and call center
Sturbridge, Massachusetts	15,000	Securos office and call center
Atlanta, Georgia	41,000	Distribution center and call center
Clear Lake, Wisconsin	25,000	Distribution center, call center and pharmacy
Denver, Colorado	75,000	Distribution center and call center
Fife, Washington	30,000	Distribution center
Glendale, Arizona	20,000	Distribution center
Grand Prarie, Texas(2)	70,000	Distribution center, call center and pharmacy
Harrisburg, Pennsylvania	40,000	Distribution center and pharmacy
Holland, Michigan	25,000	Distribution center and call center
Nampa, Idaho	36,000	Distribution center and pharmacy
Orlando, Florida	30,000	Distribution center
San Antonio, Texas	19,000	Distribution center and call center
Visalia, California	52,000	Distribution center and veterinary food-animal drug retailer
Edwardsville, Kansas(3)	80,000	Distribution center and pharmacy
Rochester Hills, Michigan	3,000	Call center

(1)
Rounded to the nearest thousand square feet.

(2)
We moved into a 70,000 square foot facility in November 2008.

(3)
We will occupy 80,000 square feet through February 2009 and 105,000 square feet thereafter.

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

	Common Stock Price
	High	Low
Fiscal Year Ended September 30, 2007
First Quarter	$37.44	$30.05
Second Quarter	$34.50	$30.00
Third Quarter	$40.50	$32.36
Fourth Quarter	$42.98	$33.63
Fiscal Year Ended September 30, 2008
First Quarter	$44.60	$36.05
Second Quarter	$43.85	$32.40
Third Quarter	$39.27	$32.16
Fourth Quarter	$45.11	$32.15

        At the close of business on November 14, 2008, we had approximately 12,112,535 shares of common stock issued and outstanding. As of that date, there were approximately 186 registered holders of record. This does not reflect beneficial stockholders who hold their stock in nominee or "street" name through brokerage firms.

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

        The table below provides information concerning our repurchase of shares of our common stock during the quarter ended September 30, 2008.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2008 to July 31, 2008	—		—	—	—
August 1, 2008 to August 31, 2008	50	(1)	$37.37	—	—
September 30, 2008 to September 30, 2008	77	(1)	$39.27	—	—

Total	127		$38.52	—	—

(1)
These shares were withheld upon the vesting of employee restricted stock grants in connection with payment of required withholding taxes.

        The graph below compares the cumulative total stockholder return on $100 invested at the market close on August 2, 2005, the date the Company's initial public offering was priced for initial sale, through and including September 30, 2008, the last trading day before the end of our most recently completed fiscal year, with the cumulative total return of the same time period on the same amount invested in the Russell 2000 Index, the Standard and Poor's SmallCap 600 Index and a Peer Group Index, consisting of 10 companies that compete or operate in a comparable industry as the Company. The chart below the graph sets forth the actual numbers depicted on the graph.

	8/2/2005	9/30/2005	9/30/2006	9/30/2007	9/30/2008
MWI Veterinary Supply, Inc.	$100.00	$117.35	$197.24	$222.06	$227.94
S&P SmallCap 600 Index	100.00	97.86	103.89	118.32	100.79
Russell 2000 Index	100.00	96.99	105.39	116.98	98.70
Peer Group(1)	100.00	101.34	115.03	123.50	108.13

(1)
Peer Group consists of Amerisourcebergen Corp. (ABC), Animal Health International Inc. (AHII), Cardinal Health Inc. (CAH), Henry Schein Inc. (HSIC), IDEXX Laboratories Inc. (IDXX), Owens & Minor Inc. (OMI), McKesson Corp. (MCK), Patterson Companies Inc. (PDCO), PetMed Express Inc. (PETS), PSS World Medical Inc. (PSSI) and VCA Antech Inc. (WOOF).

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

	Year Ended September 30,
	2008	2007	2006	2005	2004
	(In thousands, except per share amounts)
Revenues:
Product sales	$778,953	$664,351	$564,289	$463,272	$367,863
Product sales to related party	39,452	36,122	34,123	28,473	22,163
Commissions	12,959	9,632	7,782	4,910	4,256

Total revenues	831,364	710,105	606,194	496,655	394,282
Cost of product sales	711,812	607,756	518,068	426,709	338,684

Gross profit	119,552	102,349	88,126	69,946	55,598
Selling, general and administrative expenses(1)	84,123	73,215	62,470	52,647	41,872
Depreciation and amortization	3,078	2,424	1,964	1,528	1,146

Operating income	32,351	26,710	23,692	15,771	12,580
Other income (expense):
Interest expense(2)	(265)	(545)	(1,959)	(6,515)	(6,098)
Earnings of equity method investees	179	169	161	131	104
Other	642	756	338	268	218

Total other income (expense)	556	380	(1,460)	(6,116)	(5,776)

Income before taxes	32,907	27,090	22,232	9,655	6,804
Income tax expense	(12,990)	(10,215)	(8,396)	(5,098)	(4,280)

Net income	$19,917	$16,875	$13,836	$4,557	$2,524

Earnings per common share:
Basic	$1.65	$1.43	$1.28	$0.76	$0.50
Diluted	$1.62	$1.40	$1.25	$0.68	$0.43
Shares used in computing earnings per common share:
Basic	12,053	11,764	10,773	5,970	5,038
Diluted	12,301	12,044	11,072	6,697	5,878

	As of September 30,
	2008	2007	2006	2005	2004
	(In thousands)
Cash	$3,419	$8,599	$37	$31	$28
Total assets	314,805	267,194	230,559	188,244	146,565
Total debt	194	292	10,948	25,177	50,149
Redeemable preferred stock	—	—	—	—	35,733
Total stockholders' equity	181,003	160,011	129,626	86,694	4,632

	Year Ended September 30,
	2008	2007	2006	2005	2004
Other Data (unaudited):(3)
Product sales from Internet as a percentage of sales	27%	24%	23%	21%	18%
Field sales representatives (at end of period)	186	163	155	134	111
Telesales representatives (at end of period)	135	117	106	93	79
Distribution centers	13	13	12	10	9
Fill rate(4)	98%	98%	98%	98%	98%

(1)
Includes management fees expense of $2,456 and $386 for our fiscal years ended September 30, 2005 and 2004, respectively, as a result of payments to BRS and Agri Beef Co. The management and consulting services agreement was terminated in August 2005 for a termination fee of $2,000 that is included in the management fee expense of $2,456 for fiscal year ended September 30, 2005.

(2)
Includes accretion of our Series A preferred stock dividends beginning on July 1, 2003, which is nondeductible for income tax purposes. Accretion expense included as a component of interest expense was $4,055 and $4,239 for fiscal years ended September 30, 2005 and 2004, respectively. We used a portion of the proceeds from our initial public offering in August 2005 to redeem all the Series A preferred stock.

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

Overview

        We are a leading distributor of animal health products to veterinarians across the United States. We market our products to veterinarians in both the companion and production animal markets. Our growth has primarily been from internal growth initiatives and, to a lesser extent, selective acquisitions. We operate within a single reporting segment and are primarily located within the United States.

        Historically, approximately two-thirds of our total revenues have been generated from sales to the companion animal market and one-third from sales to the production animal market. The overall economy and consumer spending have impacted both markets, with volatile commodity prices in grain, corn and feeder cattle, and changes in weather patterns also affecting demand in the production animal market. Both markets have been integral to our financial results and we intend to continue supporting both markets. With the recent acquisition of AAHA MARKETLink, we demonstrated our commitment to the companion animal market and our intent to continue our growth in that market.

        We believe that the companion animal market has slowed recently as a result of a decrease in consumer spending. Historically, this growth has been due to the increasing number of households with companion animals, increased expenditures on animal health and preventative care, an aging pet population, advancements in pharmaceuticals and diagnostic testing and extensive marketing programs sponsored by companion animal nutrition and pharmaceutical companies. While the average order size for companion animal health products is often smaller than production animal health products, companion animal health products typically have higher margins. We intend to continue to penetrate this market through internal growth initiatives and selective acquisitions.

        Product sales in the production animal market have been negatively impacted by increasing volatility in commodity prices such as corn, grain and feeder cattle, changes in weather patterns that allow cattle to graze for longer periods and changes in the general economy. We believe that this is not a permanent condition in the market and that demand will return as prices normalize. We intend to continue to support production animal veterinarians with a broad range of products and value-added services. Historically, sales in this market have been largely driven by spending on animal health products to improve productivity, weight gain and disease prevention, as well as a growing focus on food safety.

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

        We typically renegotiate vendor contracts annually. These vendor contracts may include terms defining rebates, commissions, exclusivity requirements and the manner in which we go to market. For example, vendors could require us to distribute their products on an exclusive basis, which could cause us to forego distributing competing products which may also be profitable. Conversely, competitors could obtain exclusive rights to market particular products, which we would be unable to market. If we lose the right to distribute products under such exclusive agreements, we may lose access to certain products and lose a competitive advantage. Exclusivity agreements could allow potential competitors to sell products that we cannot offer and erode our market share. In addition, vendors have the ability to expand the distributors that they use which could have a material adverse effect on our business.

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

        We are currently in annual negotiations with Pfizer on our livestock products agreement for calendar year 2009. The distribution agreement proposed by Pfizer does not meet our expectations, and we are continuing negotiations. An unfavorable outcome in these negotiations could have a material adverse impact to our business, financial condition, and results of operations.

         Total Revenues.    Our total revenues increased from $394,282 for our fiscal year ended September 30, 2004 to $831,364 for our fiscal year ended September 30, 2008. Our revenue growth has been driven by our ability to offer a broad product selection at competitive prices with high levels of customer service and support and an expansion in the number of veterinary practices to which we distribute products. We have continually added new vendor relationships to expand our product offering and field sales representatives to increase our customer reach, principally in the Southeast, Northeast and Midwest regions of the United States.

         Operating Expenses.    Our selling, general and administrative expenses increased from $41,872 for our fiscal year ended September 30, 2004 to $84,123 for our fiscal year ended September 30, 2008. Selling, general and administrative expenses consist mainly of compensation and benefits, warehouse operating supplies, occupancy and location expenses and other general corporate expenses. Our selling, general and administrative expenses as a percentage of total revenues were 10.6% for our fiscal year ended September 30, 2004, compared to 10.1% for the same period in 2008.

         Acquisitions.    In fiscal year 2006, we acquired substantially all of the assets of Northland. Based in Clear Lake, Wisconsin, Northland was a distributor of animal health products to veterinary practices and producers across the Midwestern portion of the United States.

        In June 2007, we acquired substantially all of the assets of Securos, including an ownership interest in Securos Europe. Based in Charlton, Massachusetts, Securos was a provider of veterinary orthopedic products in the United States and select countries abroad and sourced private label products in the categories of veterinary surgical consumables and equipment and handheld instruments.

        In October 2007, we acquired substantially all of the assets of Tri V. Based near Detroit, Michigan, Tri V was a distributor with an 11-year history of providing animal health products to approximately 850 veterinary practices, with a particular focus on emergency clinics and ophthalmology specialists.

        In July 2008, we acquired substantially all of the assets of AAHA MARKETLink. Based near Denver, Colorado, AAHA MARKETLink was a distributor of animal health products to members of American Animal Health Association.

        Fair values of the assets acquired and liabilities assumed as a result of these acquisitions are discussed in Note 3 "Business Acquisitions" to the consolidated financial statements.

Results of Operations

        The following tables summarize our historical results of operations for our fiscal years ended September 30, 2008, 2007 and 2006.

Summary Consolidated Results of Operations Table

	Year Ended September 30,
	2008	%	2007	%	2006	%
	(In thousands, except per share data)
Revenues:
Product sales	$778,953	93.7%	$664,351	93.5%	$564,289	93.1%
Product sales to related party	39,452	4.7%	36,122	5.1%	34,123	5.6%
Commissions	12,959	1.6%	9,632	1.4%	7,782	1.3%

Total revenues	831,364	100.0%	710,105	100.0%	606,194	100.0%
Cost of product sales	711,812	85.6%	607,756	85.6%	518,068	85.5%

Gross profit	119,552	14.4%	102,349	14.4%	88,126	14.5%
Selling, general and administrative expenses	84,123	10.1%	73,215	10.3%	62,470	10.3%
Depreciation and amortization	3,078	0.4%	2,424	0.3%	1,964	0.3%

Operating income	32,351	3.9%	26,710	3.8%	23,692	3.9%
Other income (expense):
Interest expense	(265)	0.0%	(545)	(0.1)%	(1,959)	(0.3)%
Earnings of equity method investees	179	0.0%	169	0.0%	161	0.0%
Other	642	0.1%	756	0.1%	338	0.1%

Total other income (expense)	556	0.1%	380	0.0%	(1,460)	(0.2)%
Income before taxes	32,907	4.0%	27,090	3.8%	22,232	3.7%
Income tax expense	(12,990)	(1.6)%	(10,215)	(1.4)%	(8,396)	(1.4)%

Net income	$19,917	2.4%	$16,875	2.4%	$13,836	2.3%

Earnings per common share:
Basic	$1.65		$1.43		$1.28
Diluted	$1.62		$1.40		$1.25
Shares used in computing earnings per common share:
Basic	12,053		11,764		10,773
Diluted	12,301		12,044		11,072

Fiscal 2008 Compared to Fiscal 2007

         Total Revenues.    Total revenues increased $121,259, or 17.1%, to $831,364 for the fiscal year ended September 30, 2008 from $710,105 for the fiscal year ended September 30, 2007. This increase was attributable to an increase in product sales volumes of a wide variety of products to both existing and new customers. Revenues attributable to new customers represented approximately 57% of the growth in total revenues during the fiscal year ended September 30, 2008. Revenues attributable to existing customers represented approximately 43% of the growth in total revenues during the fiscal year ended September 30, 2008. For the purpose of calculating growth rates of new and existing customer revenue, we have defined a new customer as a customer that did not purchase product from us in the corresponding fiscal quarter of the prior year, with the remaining customer base being considered an existing customer. Revenues from new customers for each fiscal quarter are summed to arrive at the estimated year-to-date revenue for new customers. Included in the new customer growth were approximately $2.8 million of revenues attributable to new customers acquired as a result of the acquisition of AAHA MARKETLink on July 1, 2008. Additionally, we had $5.4 million of incremental revenues as a result of the acquisition of AAHA MARKETLink from customers who had previously been purchasing from both MWI and AAHA MARKETLink.

        Commission revenues increased $3,327, or 34.5%, to $12,959 for the fiscal year ended September 30, 2008 from $9,632 for the fiscal year ended September 30, 2007. The increase of commission revenues was due to the increase in gross agency billings of $50,694, or 26.1%, to $245,045 for the fiscal year ended September 30, 2008 from $194,351 for the fiscal year ended September 30, 2007. The growth in commissions was due to an increase in sales volume to customers as well as additional incentives which were achieved during the fiscal year.

         Gross Profit.    Gross profit increased $17,203, or 16.8%, to $119,552 for the fiscal year ended September 30, 2008 from $102,349 for the fiscal year ended September 30, 2007. The change in gross profit is a result of increased total revenues as discussed above. Vendor rebates increased by approximately $989 for the fiscal year ended September 30, 2008 as compared to the fiscal year ended September 30, 2007. Gross profit as a percentage of total revenues was 14.4% for both of the fiscal years ended September 30, 2008 and 2007.

         Selling, General and Administrative Expenses ("SG&A").    SG&A increased $10,908, or 14.9%, to $84,123 for the fiscal year ended September 30, 2008 from $73,215 for the fiscal year ended September 30, 2007. This increase was primarily due to increased compensation and benefits costs and occupancy and location costs. Compensation and benefit costs increased due to the addition of 81 employees during the fiscal year, which includes 23 new field sales representatives and 18 new telesales representatives. Compensation costs also increased as a result of increased sales commissions that are directly correlated with the sales growth. Occupancy and location costs increased as a result of the addition of our distribution center in Edwardsville, Kansas. This distribution center commenced operations in October 2007. We also experienced higher credit card fees as a result of increased revenues and usage. SG&A as a percentage of revenue was 10.1% for the fiscal year ended September 30, 2008 and 10.3% for the fiscal year ended September 30, 2007.

         Depreciation and Amortization.    Depreciation and amortization expense increased $654, or 27.0%, to $3,078 for the fiscal year ended September 30, 2008 from $2,424 for the fiscal year ended September 30, 2007. The addition of the Kansas distribution center as well as the implementation of new technologies contributed to the increase in depreciation expense. In addition, amortization expense increased as a result of intangible assets acquired in the purchases of Securos, Tri V and AAHA MARKETLink.

         Other Income/Expenses.    Other income increased $176, or 46.3%, to $556 for the fiscal year ended September 30, 2008 from $380 for the fiscal year ended September 30, 2007. The increase in other income was primarily due to a reduction in interest expense of $280 in the fiscal year ended September 30, 2008 as compared to the same period in the prior year. This was a result of the issuance of additional shares of common stock in April 2007, the proceeds of which were partially used to pay down borrowings on our revolving credit facility. This resulted in less outstanding during fiscal year

2008 against the revolving credit facility as compared to fiscal year 2007. Additionally, for most of fiscal year 2008, interest rates were lower which also resulted in lower interest expense.

         Income Tax Expense.    Our effective tax rate was 39.5% for the fiscal year ended September 30, 2008 and 37.7% for the fiscal year ended September 30, 2007. The increase in the effective tax rate for the year ended September 30, 2008 as compared to the year ended September 30, 2007 was primarily attributable to the change in our estimates related to state taxes as a result of our adoption of FIN 48.

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

         Selling, General and Administrative Expenses.    SG&A increased $10,745, or 17.2%, to $73,215 for the fiscal year ended September 30, 2007 from $62,470 for the fiscal year ended September 30, 2006. This increase was primarily due to increased compensation and benefits costs and occupancy and location costs. Compensation costs increased due to the addition of 81 employees, which includes 17 employees from the Securos acquisition and the full year of costs related to the employees acquired from Northland. Compensation costs also increased as a result of increased sales commissions that are directly correlated with the sales growth. The increase in benefits costs was a result of increased headcount as well as higher health insurance costs. These costs increased as a result of higher participant claims than experienced in the past. Occupancy and location costs increased as a result of changes in our distribution centers. We moved our Atlanta, Georgia distribution center to a larger facility to accommodate capacity needs. We also added capacity to our distribution centers in Denver, Colorado, Phoenix, Arizona, and Nampa, Idaho. Additionally, we prepared for the opening of our distribution center in Edwardsville, Kansas. Certain expenses were incurred in the fourth quarter of fiscal year 2007 in anticipation of the opening of this distribution center that increased our SG&A expenses. The facility did not commence operations until October 2007. SG&A as a percentage of revenue was 10.3% for each of the fiscal years ended September 30, 2007 and 2006.

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

         Other Expenses.    Other expenses decreased $1,840, or 126.0%, to $380 in income for the fiscal year ended September 30, 2007 from $1,460 in expense for the fiscal year ended September 30, 2006. The decrease in other expenses was primarily due to a reduction in interest expense of $1,414 in the fiscal year ended September 30, 2007 as compared to the same period in the prior year. This was a result of the issuance of additional shares of common stock in July 2006 and April 2007, the proceeds of both of which were partially used to pay down borrowings on our revolving credit facility. The issuance of common stock in April 2007 and cash provided by operations also led to a positive cash balance for the majority of the remainder of the year which contributed to interest income of approximately $424.

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

	For the three-months ended (unaudited)
	Dec. 31, 2006	Mar. 31, 2007	Jun. 30, 2007	Sept. 30, 2007	Dec. 31, 2007	Mar. 31, 2008	Jun. 30, 2008	Sept. 30, 2008
	(In thousands, except per share amounts)(1)
Revenues:
Product sales	$149,787	$163,311	$173,548	$177,705	$189,303	$182,461	$196,325	$210,864
Product sales to related party	9,559	8,867	7,750	9,946	11,117	8,922	8,689	10,724
Commissions	1,699	2,875	2,555	2,503	2,941	3,577	3,263	3,178

Total revenues	161,045	175,053	183,853	190,154	203,361	194,960	208,277	224,766
Cost of product sales	135,296	150,631	158,391	163,438	173,576	166,692	177,970	193,574

Gross profit	25,749	24,422	25,462	26,716	29,785	28,268	30,307	31,192
Selling, general and administrative expenses	17,694	17,806	18,302	19,413	21,303	20,410	20,802	21,608
Depreciation and amortization	569	602	603	650	747	746	757	828

Operating income	7,486	6,014	6,557	6,653	7,735	7,112	8,748	8,756
Other income (expense):
Interest expense	(269)	(160)	(76)	(40)	(51)	(114)	(53)	(47)
Earnings of equity method investees	45	42	35	47	51	41	37	50
Other	90	101	243	322	235	117	115	175

Total other income (expense)	(134)	(17)	202	329	235	44	99	178
Income before taxes	7,352	5,997	6,759	6,982	7,970	7,156	8,847	8,934
Income tax expense	(2,748)	(2,309)	(2,499)	(2,659)	(3,270)	(2,778)	(3,429)	(3,513)

Net income	$4,604	$3,688	$4,260	$4,323	$4,700	$4,378	$5,418	$5,421

Earnings per common share:
Basic	$0.40	$0.32	$0.36	$0.36	$0.39	$0.36	$0.45	$0.45
Diluted	$0.39	$0.31	$0.35	$0.35	$0.38	$0.36	$0.44	$0.44

(1)
The sums of the quarterly line items may not agree to the year-to-date amounts as a result of rounding.

Liquidity and Capital Resources

        Our principal sources of liquidity are cash flows generated from operations and borrowings on our revolving credit facility under our credit agreement. We use capital primarily to fund day-to-day operations and to maintain sufficient inventory levels in order to promptly fulfill customer orders and to expand our operations and sales growth. We believe our capital resources, including our ability to borrow funds from our revolving credit facility, will be sufficient to meet our anticipated cash needs for at least the next twelve months. Bank of America, N.A. and Wells Fargo, N.A. are the lenders for the revolving credit facility. The revolving credit facility allows for borrowings in the aggregate of $70,000, with the right to request an increase in the commitment to $100,000. The facility has a maturity date of December 1, 2011 and a variable interest rate equal to the Daily LIBOR Floating Rate or the LIBOR 1-month fixed rate plus a margin ranging from 0.7% to 1.25% or the Prime Rate (at our option). The lenders also receive an unused line fee and letter of credit fee equal to 0.125% of the unused amount of the facility. Our outstanding balance on the facility at September 30, 2008 was $0.

        Our lenders may have suffered losses related to their lending and other financial relationships, especially because of the general weakening of the national economy and increased financial instability of many borrowers. As a result, the lenders may become insolvent or tighten their lending standards, which could make it more difficult for us to borrow under our revolving credit facility or to obtain other financing on favorable terms or at all. Our financial condition and results of operations would be adversely affected if we were unable to draw funds under our revolving credit facility because of a lender default or to obtain other cost-effective financing.

        In the fourth quarter of fiscal year 2006, we issued 908,846 shares (including the shares issued upon the partial exercise of the underwriters' over-allotment option) of our common stock at a price of $32.25 per share. We used the net proceeds of $27,341 received from this offering to pay down borrowings on our revolving credit facility.

        In the third quarter of fiscal year 2007, we issued 348,974 shares of our common stock at a price to the public of $35.00 per share. We used the net proceeds of $11,252 received from this offering to pay down our borrowings on our revolving credit facility and for general corporate purposes.

         Operating Activities.    For fiscal year ended September 30, 2008, cash provided by operating activities was $10,622, and was primarily attributable to net income of $19,917 and an increase in accounts payable and accrued expenses of $23,163. This amount was partially offset by an increase in receivables of $11,180 and inventories of $23,543. The increase in net income is a result of the factors discussed above in "Results of Operations". The increase in accounts receivable is primarily related to the increase in sales. We provide financing terms to our customers that we believe are customary for our industry. There are occasions when we offer extended terms based on market conditions and customer demand. Our inventory levels increase as our sales increase as we keep much of the inventory in stock. Additionally, we opened a new distribution center in Edwardsville, Kansas and we increased our inventory levels at that facility during the year. We also increased our inventory to accommodate the growth in sales to AAHA MARKETLink customers. Our accounts payable is primarily used to offset the increases in inventory.

        For fiscal year ended September 30, 2007, cash provided by operating activities was $15,379, and was primarily attributable to net income of $16,875 and an increase in accounts payable and accrued expenses of $17,311. This amount was partially offset by an increase in receivables of $11,797 and inventories of $8,795. The increase in net income is a result of the factors discussed above in "Results of Operations". The increase in accounts receivable is primarily related to the increase in sales and the continued offering of extended payment terms to production animal veterinarians in response to market conditions. The increased levels of inventory and accounts payable are related to purchases to correspond to increased sales, purchases to achieve target volumes and service levels and the opening of a new distribution center located in Edwardsville, Kansas.

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

         Investing Activities.    For fiscal year ended September 30, 2008, net cash used in investing activities was $16,198. Significant transactions impacting cash used in investing activities include the acquisition of substantially all of the assets of AAHA MARKETLink for $8,676, net of cash received of $1,320, the acquisition of substantially all of the assets of Tri V for $4,606 and capital expenditures of $3,246 primarily related to the relocation of our distribution center in Dallas, Texas and expansion and improvements made to our existing distribution centers. Additionally, we continue to improve our information technology infrastructure and had multiple projects related to improving our technology.

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

         Financing Activities.    For fiscal year ended September 30, 2008, net cash provided by financing activities was $396, and was primarily attributable to the proceeds of $218 from stock option exercises. We also had a tax benefit from the stock option exercises of $216.

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

         Capital Resources.    On December 13, 2006, MWI Co., (our wholly-owned subsidiary) as borrower, entered into an unsecured credit agreement with us and Memorial Pet Care, as guarantors, and Bank of America, N.A. and Wells Fargo Bank, N.A., (collectively, the "lenders") for the provision of a revolving credit facility (the "facility"). The facility allows for borrowings in the aggregate of $70,000, with the right to request an increase in the commitment of the lenders to $100,000. The facility has a maturity date of December 1, 2011 and a variable interest rate equal to the Daily LIBOR Floating Rate or the LIBOR 1-month fixed rate plus a margin ranging from 0.7% to 1.25% or the Prime Rate (at our option). The lenders also receive an unused line fee and letter of credit fee equal to 0.125% of the unused amount of the facility. Our outstanding balance on the facility at September 30, 2008 was $0.

        From time to time we issue letters of credit to act as guarantee of payment to specified third parties. We had four letters of credit totaling $400 at September 30, 2008 and eleven letters of credit totaling $940 at September 30, 2007. There were no outstanding borrowings on these letters of credit at September 30, 2008 or 2007.

        In January 2005, we issued a promissory note in the aggregate principal amount of $487 in partial consideration for the purchase of substantially all the assets of Vetpo. The note bears interest at the Prime Rate, payable quarterly. The principal of the note is payable in five equal annual installments, which began on January 1, 2006. At September 30, 2008, we owed $194 on this note payable.

Off Balance Sheet Arrangements

        At September 30, 2008, we had no significant investments that were accounted for under the equity method in accordance with accounting principles generally accepted in the United States except for Feeders Advantage. Feeders Advantage has no liabilities associated with them that were guaranteed by or that would be considered material to us. Accordingly, we do not have any off balance sheet arrangements with unconsolidated entities.

Contractual Obligations

Contractual Obligations

        Our contractual obligations at September 30, 2008 mature as follows (in thousands):

	Payments Due by Period
	Total	1 Year or less	2-3 Years	4-5 Years	More than 5 Years
Line-of-credit(1)	$—	$—	$—	$—	$—
Operating lease commitments(2)	15,518	2,958	5,204	3,736	3,620
Long-term debt obligations (including current portion)	194	97	97	—	—
Interest on long-term debt and line-of-credit(3)	284	94	175	15	—
Other long-term obligations(4)	1,295	916	377	2	—

Total contractual obligations	$17,291	$4,065	$5,853	$3,753	$3,620

(1)
The line-of-credit balance at September 30, 2008 was $0.

(2)
In November 2008, we commenced a new lease agreement for a 70,000 square foot distribution center located in Grand Prairie, Texas with an average annual lease expense of $235 and expiring in 2019.

(3)
Future interest payments are calculated based on the assumption that all debt is outstanding until maturity. For debt instruments with variable interest rates and unused commitment fees, interest has been calculated for all future periods using the rates in effect at September 30, 2008.

(4)
Other long-term obligations include contracts related to information technology services, telecommunications and financial services. This also includes $508, which is an estimate of certain tax positions that are expected to be settled within the next fiscal year.

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

Inflation

        Most of our operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations. During the past three years, the most significant effects of inflation have been on employee wages, costs of products and fuel-intensive costs including freight, packing supplies and travel. We manage the effects of inflation by controlling increases in compensation expense, renegotiating freight carrier contracts and utilizing a central source for warehouse shipping supplies.

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

Customer Incentives

        Customer incentives are accrued based on the terms of the contracts with each customer and in accordance with the provisions of EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products). These incentive programs provide that the customer receives an incentive based on their product purchases or attainment of performance goals. Incentives are estimated based on the specific terms in each agreement, historical experience and product growth rates. The incentives are recognized as a reduction of product sales.

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

        Goodwill and non-amortizing intangible assets were evaluated for impairment in our fourth quarter of 2008 and we determined that the recorded amount was not impaired. The fair value calculations used for these tests require us to make assumptions about items that are inherently uncertain. Assumptions related to future market demand, market prices and product costs could vary from actual results, and the impact of such variations could be material. Factors that could affect the assumptions include changes in economic conditions, changes in government regulations, success in marketing products and competitive conditions in our industry. The factors that most significantly affect the fair value calculation are market multiples and estimates of future cash flows. Fair value was determined using the discounted cash flow method.

Stock Based Awards

        Effective October 1, 2005, we adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised), Share-Based Payment ("SFAS 123-R") for our share-based compensation plans using the modified prospective method.

Recently Issued and New Accounting Pronouncements

        On October 1, 2007, we adopted the provisions of FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. The adoption of FIN 48 as of October 1, 2007, resulted in a cumulative effect adjustment of $257 which reduced our retained earnings. See Note 10 "Income Taxes" in the Notes to the Financial Statements.

        In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value according to generally accepted accounting principles and expands disclosure requirements regarding fair value measurements. This statement emphasizes that fair value should be determined based on assumptions market participants would use to price the asset or liability. SFAS 157 is effective for financial assets for our fiscal year beginning October 1, 2008. FASB Staff Position 157-2 ("FSP 157-2") delayed the implementation of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 is effective for nonfinancial assets and liabilities for our fiscal year beginning October 1, 2009. The adoption of this statement is not expected to have a material impact on our consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value. The provisions of SFAS 159 are effective for our fiscal year beginning October 1, 2008. The adoption of this statement is not expected to have a material impact on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141 (Revised), Business Combinations ("SFAS 141-R"). SFAS 141-R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred, among other items. The statement will apply prospectively to any business combinations occurring in our fiscal year beginning October 1, 2009.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51 ("SFAS 160"). This statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Noncontrolling interests shall be reclassified to equity, consolidated net income shall be adjusted to include net income attributable to noncontrolling interests and consolidated comprehensive income shall be adjusted to include comprehensive income attributable to the noncontrolling interests. SFAS 160 is effective for our fiscal year beginning October 1, 2009. We are currently evaluating the expected impact, if any, that SFAS 160 will have on our consolidated financial statements.

        In April 2008, the FASB issued FASB Staff Position FAS 142-3 ("FSP 142-3"), which amends the list of factors an entity should consider in determining the useful life of recognized intangible assets under FASB Statement 142. FSP 142-3 is effective for our fiscal year beginning October 1, 2009. We are currently evaluating the expected impact, if any, that FSP 142-3 will have on our consolidated financial statements.

Credit Agreement

        On December 13, 2006, MWI Co., (our wholly-owned subsidiary) as borrower, entered into an unsecured credit agreement with us and Memorial Pet Care, as guarantors, and Bank of America, N.A. and Wells Fargo Bank, N.A., (collectively, the "lenders") for the provision of a revolving credit facility (the "facility"). The facility allows for borrowings in the aggregate of $70,000, with the right to request an increase in the commitment of the lenders to $100,000. The facility has a maturity date of December 1, 2011 and a variable interest rate equal to the Daily LIBOR Floating Rate, the LIBOR 1-month fixed rate plus a margin ranging from 0.7% to 1.25% or the Prime Rate (at our option). The lenders also receive an unused line fee and letter of credit fee equal to 0.125% of the unused amount of the facility. Our outstanding balance on the facility at September 30, 2008 was $0.

        From time to time we issue letters of credit to act as guarantee of payment to specified third parties. We had four letters of credit totaling $400 at September 30, 2008 and eleven letters of credit totaling $940 at September 30, 2007. There were no outstanding borrowings on these letters of credit at September 30, 2008 or 2007.

Promissory Note

        In January 2005, we issued a promissory note in the aggregate principal amount of $487 in partial consideration for the purchase of substantially all the assets of Vetpo. The note bears interest at the Prime Rate, payable quarterly. The principal of the note is payable in five equal annual installments, beginning on January 1, 2006. At September 30, 2008, we owed $194 on this note payable.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        We are exposed to market risks primarily from changes in interest rates in the United States. We do not engage in financial transactions for trading or speculative purposes.

        The interest payable on the revolving credit facility is based on variable interest rates and is affected by changes in market interest rates. The outstanding balance on the facility as of September 30, 2008 was $0. Therefore, there was no exposure to market risks as of this date. If there had been a balance on the facility of $70,000, which is the maximum available amount on the facility, a change of 10% from the interest rate as of September 30, 2008, which was 5.0% (Prime Rate), would have changed interest by $350. Since September 30, 2008, the Daily LIBOR Floating Rate has decreased and this would be the preferred rate based on current conditions. As of November 14, 2008, the Daily LIBOR Floating Rate was .4125%. Our rate as of this date was 1.1125%, including the 0.7% margin per our credit facility. Assuming that the maximum available amount on the facility was outstanding at this rate, a change of 10% from this interest rate would have changed interest by $78.

Item 8.    Financial Statements and Supplementary Data.

MWI Veterinary Supply, Inc.
Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MWI Veterinary Supply, Inc.
Meridian, Idaho

        We have audited the accompanying consolidated balance sheets of MWI Veterinary Supply, Inc. and subsidiaries (the "Company") as of September 30, 2008 and 2007, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2008. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 2, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, effective October 1, 2007.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 21, 2008, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Boise, Idaho
November 21, 2008

MWI VETERINARY SUPPLY, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended September 30, 2008, 2007 and 2006

Dollars and shares in thousands, except per share amounts

	2008	2007	2006
Revenues:
Product sales	$778,953	$664,351	$564,289
Product sales to related party	39,452	36,122	34,123
Commissions	12,959	9,632	7,782

Total revenues	831,364	710,105	606,194
Cost of product sales	711,812	607,756	518,068

Gross profit	119,552	102,349	88,126
Selling, general and administrative expenses	84,123	73,215	62,470
Depreciation and amortization	3,078	2,424	1,964

Operating income	32,351	26,710	23,692
Other income (expense):
Interest expense	(265)	(545)	(1,959)
Earnings of equity method investees	179	169	161
Other	642	756	338

Total other income (expense), net	556	380	(1,460)

Income before taxes	32,907	27,090	22,232
Income tax expense	(12,990)	(10,215)	(8,396)

Net income	$19,917	$16,875	$13,836

Earnings per common share:
Basic	$1.65	$1.43	$1.28
Diluted	$1.62	$1.40	$1.25
Weighted average common shares outstanding:
Basic	12,053	11,764	10,773
Diluted	12,301	12,044	11,072

See notes to consolidated financial statements

MWI VETERINARY SUPPLY, INC.

CONSOLIDATED BALANCE SHEETS

As of September 30, 2008 and 2007

Dollars and shares in thousands, except per share amounts

	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$3,419	$8,599
Receivables, net	128,564	111,676
Inventories	118,403	94,623
Prepaid expenses and other current assets	3,168	2,362
Deferred income taxes	809	518

Total current assets	254,363	217,778
Property and equipment, net	9,687	9,206
Goodwill	37,727	32,964
Intangibles, net	10,945	5,014
Other assets, net	2,083	2,232

Total assets	$314,805	$267,194

Liabilities And Stockholders' Equity
Current Liabilities:
Line-of-credit	$—	$—
Accounts payable	123,003	98,724
Accrued expenses	9,854	7,693
Current maturities of long-term debt	97	97

Total current liabilities	132,954	106,514
Deferred income taxes	751	474
Long-term debt	97	195
Commitments and contingencies
Stockholders' Equity
Common stock $0.01 par value, 40,000 authorized; 12,098 and 12,024 shares issued and outstanding, respectively	121	120
Additional paid in capital	122,319	120,988
Retained earnings	58,563	38,903

Total stockholders' equity	181,003	160,011

Total liabilities and stockholders' equity	$314,805	$267,194

See notes to consolidated financial statements

MWI VETERINARY SUPPLY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended September 30, 2008, 2007 and 2006

Dollars and shares in thousands

	Shares of Common Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Total
Balance at October 1, 2005	10,576	$106	$78,396	$8,192	$86,694
Net income	—	—	—	13,836	13,836
Issuance of common stock, net of issuance costs of $1,969	909	9	27,332	—	27,341
Issuance of restricted stock for purchase of Northland	29	—	995	—	995
Exercises of common stock options	31	—	597	—	597
Tax benefit of common stock exercises	—	—	148	—	148
Other	4	—	15	—	15

Balance at September 30, 2006	11,549	115	107,483	22,028	129,626
Net income	—	—	—	16,875	16,875
Issuance of common stock, net of issuance costs of $383	349	4	11,248	—	11,252
Issuance of restricted stock for purchase of Securos	13	—	486	—	486
Exercises of common stock options	98	1	337	—	338
Tax benefit of common stock exercises	—	—	1,122	—	1,122
Issuance of stock awards	15	—	312	—	312

Balance at September 30, 2007	12,024	120	120,988	38,903	160,011
Net income	—	—	—	19,917	19,917
FIN 48 adoption adjustment	—	—	—	(257)	(257)
Issuance of common stock	2	—	59	—	59
Issuance of restricted stock for purchase of Tri V	13	—	505	—	505
Exercises of common stock options	19	—	218	—	218
Tax benefit of common stock exercises	—	—	216	—	216
Issuance of stock awards	40	1	333	—	334

Balance at September 30, 2008	12,098	$121	$122,319	$58,563	$181,003

See notes to consolidated financial statements

MWI VETERINARY SUPPLY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended September 30, 2008, 2007 and 2006

Dollars in thousands

	2008	2007	2006
Cash Flows From Operating Activities:
Net income	$19,917	$16,875	$13,836
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	3,089	2,435	1,973
Amortization of debt issuance costs	43	63	140
Stock-based compensation	334	312	—
Deferred income taxes	(14)	(47)	(165)
Earnings of equity method investees	(179)	(169)	(161)
Tax benefit of common stock options	(216)	(1,122)	(148)
Loss/(gain) on disposal of property and equipment	2	18	(51)
Other	—	(9)	5
Changes in operating assets and liabilities (net of effects of business acquisitions):
Receivables	(11,180)	(11,797)	(21,022)
Inventories	(23,543)	(8,795)	(15,114)
Prepaid expenses and other current assets	(794)	304	(639)
Accounts payable	22,203	15,654	12,839
Accrued expenses	960	1,657	756

Net cash provided by/(used in) operating activities	10,622	15,379	(7,751)
Cash Flows From Investing Activities:
Business acquisitions, net of cash received of $1,320	(13,224)	(4,661)	(3,551)
Purchases of property and equipment	(3,246)	(3,872)	(3,663)
Sale of property and equipment	—	—	1,455
Other	272	(216)	(306)

Net cash used in investing activities	(16,198)	(8,749)	(6,065)
Cash Flows From Financing Activities:
Issuance of common stock, net of issuance costs	59	11,252	27,341
Proceeds from stock options	218	338	597
Tax benefit of common stock options	216	1,122	148
Payment on debt	(97)	(97)	(133)
Net payments on line-of-credit	—	(10,559)	(14,131)
Debt issuance costs	—	(124)	—

Net cash provided by financing activities	396	1,932	13,822
Net (Decrease)/Increase in Cash and Cash Equivalents	(5,180)	8,562	6
Cash and Cash Equivalents at Beginning of Period	8,599	37	31

Cash and Cash Equivalents at End of Period	$3,419	$8,599	$37

See notes to consolidated financial statements

MWI VETERINARY SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollars in thousands, except share and per share data

1. Business Description and Basis of Presentation

        MWI Veterinary Supply, Inc. is a leading distributor of animal health products to veterinarians across the United States. We market our products to veterinarians in both the companion and production animal markets. We operate thirteen distribution centers located in the Western United States, Texas, Kansas, Michigan, Georgia, Pennsylvania, Wisconsin, and Florida. We also provide supplies to Feeders' Advantage, L.L.C. ("Feeders'Advantage"), a 50% owned entity that sells to various feedlot companies.

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

         Segment Information—We are a distributor of animal health products to veterinarians. These operations are within a single reporting segment and are primarily located within the United States.

         Revenue Recognition—We sell products we source from vendors to our customers through either a "buy/sell" transaction or an agency relationship with our vendors. In a "buy/sell" transaction, we purchase or take inventory of products from the vendor. When a customer places an order with us, we pick, pack, ship and invoice the customer for the order. We recognize revenue from "buy/sell" transactions as product sales when the product is delivered to the customer. We accept product returns

MWI VETERINARY SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except share and per share data

2. Summary of Significant Accounting Policies (Continued)

from our customers. We estimate returns based on historical experience and recognize these estimated returns as a reduction of product sales. Product returns have not been significant to our financial statements. We record revenues net of sales tax. In an agency relationship, we generally do not purchase and take inventory of products from vendors. We receive an order from a customer, then transmit the order to the vendor, who picks, packs and ships the order to the customer. In some cases, the vendor invoices and collects payment from the customer, while in other cases we invoice and collect payment from the customer on behalf of the vendor. We receive a commission payment for soliciting the order from the customer and for providing other customer service activities. Commissions are recognized when the services upon which the commissions are based are complete. Gross billings from agency contracts were $245,045, $194,351 and $151,376 for the years ended September 30, 2008, 2007 and 2006, respectively, and generated commission revenue of $12,959, $9,632 and $7,782 for the years ended September 30, 2008, 2007 and 2006, respectively.

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

         Customer Incentives—Customer incentives are accrued based on the terms of the contracts with each customer. These incentive programs provide that the customer receive an incentive based on their product purchases or attainment of performance goals. Incentives are estimated based on the specific terms in each agreement, historical experience and product growth rates. Incentives are recognized as a reduction to product sales.

         Cash and Cash Equivalents—Cash equivalents consist primarily of highly liquid investments with a maturity of three months or less from the date of purchase. Our banking arrangements allow us to fund outstanding checks when presented to the financial institution for payment. At September 30, 2008 and 2007, we had net cash book overdrafts of $0 classified in accounts payable.

MWI VETERINARY SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except share and per share data

2. Summary of Significant Accounting Policies (Continued)

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

        We periodically review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairments were identified during the fiscal years ended September 30, 2008 and 2007.

         Goodwill and Intangible Assets—We recognize the excess purchase price over the fair value of net assets acquired and liabilities assumed in a business combination as goodwill on the consolidated balance sheet. Goodwill and non-amortizing intangible assets, consisting of trade names and patents, are tested for impairment at least annually. We perform an annual impairment test as of September 30 each year and we have concluded that there was no impairment at September 30, 2008 or 2007. These impairment tests will continue to be performed at least annually and more frequently if circumstances indicate a possible impairment. Amortizing intangible assets primarily include customer relationships and covenants not to compete and are amortized over their useful lives or contractual term which range from 1-20 years.

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

MWI VETERINARY SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except share and per share data

2. Summary of Significant Accounting Policies (Continued)

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

        Product sales to one customer were approximately 10% of our total product sales in 2008, 2007 and 2006. Product sales to another customer, a related party (See Note 13), were approximately 5% of our total product sales in the fiscal years 2008 and 2007, and 6% of our total product sales in the fiscal year 2006.

         Advertising—Advertising costs are expensed when incurred and are included as part of selling, general and administrative expenses. Advertising costs were $563, $392 and $257 in fiscal years 2008, 2007 and 2006, respectively.

         Stock-Based Compensation—Effective October 1, 2005, we adopted the provisions of SFAS No. 123 (Revised), Share Based Payment ("SFAS 123-R") for our share-based compensation plans using the modified prospective method.

        Under the modified prospective method, compensation expense includes the expense for all share-based awards granted prior to, but not yet vested as of October 1, 2005 excluding those options initially valued using the minimum value method. At October 1, 2005, all of our options to purchase common stock were either vested and exercisable or were initially valued using the minimum value method. Therefore, we have recognized no compensation expense for stock-based option awards in the fiscal years ended September 30, 2008, 2007 and 2006.

        We granted no common stock options under either plan during our fiscal years ended September 30, 2008, 2007 and 2006.

         Recently Issued and New Accounting Pronouncements—On October 1, 2007, we adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). See Note 10 "Income Taxes".

        In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value according to generally accepted accounting principles and expands disclosure requirements regarding fair value measurements. This statement emphasizes that fair value should be

MWI VETERINARY SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except share and per share data

2. Summary of Significant Accounting Policies (Continued)

determined based on assumptions market participants would use to price the asset or liability. SFAS 157 is effective for financial assets for our fiscal year beginning October 1, 2008. FASB Staff Position 157-2 ("FSP 157-2") delayed the implementation of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 is effective for nonfinancial assets and liabilities for our fiscal year beginning October 1, 2009. The adoption of this statement is not expected to have a material impact on our consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value. The provisions of SFAS 159 are effective for our fiscal year beginning October 1, 2008. The adoption of this statement is not expected to have a material impact on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141 (Revised), Business Combinations ("SFAS 141-R"). SFAS 141-R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred, among other items. The statement will apply prospectively to any business combinations occurring in our fiscal year beginning October 1, 2009.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51 ("SFAS 160"). This statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Noncontrolling interests shall be reclassified to equity, consolidated net income shall be adjusted to include net income attributable to noncontrolling interests and consolidated comprehensive income shall be adjusted to include comprehensive income attributable to the noncontrolling interests. SFAS 160 is effective for our fiscal year beginning October 1, 2009. The adoption of this statement is not expected to have a material impact on our consolidated financial statements.

        In April 2008, the FASB issued FASB Staff Position FAS 142-3 ("FSP 142-3"), which amends the list of factors an entity should consider in determining the useful life of recognized intangible assets under FASB Statement 142. FSP 142-3 is effective for our fiscal year beginning October 1, 2009. We are currently evaluating the expected impact, if any, that FSP 142-3 will have on our consolidated financial statements.

MWI VETERINARY SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except share and per share data

3. Business Acquisitions

        In June 2007, we acquired substantially all of the assets of Securos Inc. and International Veterinary Distribution Network, Inc. (collectively "Securos") for approximately $5,147 consisting of $4,661 in cash (including direct acquisition costs of approximately $177) and 13,058 shares of restricted common stock valued at the time of issuance at approximately $486. The purchase price was reduced by $50 as a result of a post closing working capital adjustment. Based in Charlton, Massachusetts, Securos was a provider of veterinary orthopedic products in the United States and select countries abroad and sourced private label products in the categories of veterinary surgical consumables and equipment and handheld instruments.

        In October 2007, we acquired substantially all of the assets of Tri V Services, Inc. ("Tri V") for approximately $5,111, consisting of $4,606 in cash (including direct acquisition costs of approximately $106) and 12,692 shares of restricted common stock valued at the time of the issuance at approximately $505. The purchase price was reduced by $8 as a result of a post closing working capital adjustment. Based near Detroit, Michigan, Tri V was a distributor with an 11-year history of providing animal health products to approximately 850 veterinary practices, with a particular focus on emergency clinics and ophthalmology specialists.

        In July 2008, we acquired substantially all of the assets of AAHA Services Corporation, operating as AAHA MARKETLink ("AAHA MARKETLink") for approximately $8,676, net of cash acquired of $1,320 (including direct acquisition costs of approximately $212). Based near Denver, Colorado, AAHA MARKETLink was a distributor of animal health products to members of the American Animal Hospital Association.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of each acquisition, as adjusted during the allocation period as defined in SFAS No. 141, Business Combinations. These purchase price allocations are based on a combination of

MWI VETERINARY SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except share and per share data

3. Business Acquisitions (Continued)

valuations and internal analyses. The impact of our acquisitions was not material to our consolidated financial statements.

	2008	2007
Receivables	$5,705	$352
Inventories	237	746
Property and equipment	5	286
Intangibles	6,569	2,947
Goodwill	4,763	1,403
Other assets	12	39

Total assets acquired	17,291	5,773

Accounts payable	3,562	611
Other liabilities	—	15

Total liabilities assumed	3,562	626

Net assets acquired	$13,729	$5,147

        The amount recorded in goodwill for all acquisitions is expected to be deductible for tax purposes over 15 years.

4. Receivables

        Receivables consist of the following at September 30:

	2008	2007
Trade	$118,227	$100,422
Vendor rebates and programs	11,200	11,725
Interest	1	61
Related party	14	342

	129,442	112,550
Allowance for doubtful accounts	(878)	(874)

	$128,564	$111,676

        Approximately 10% of our trade receivables resulted from transactions with a single customer as of September 30, 2008 and 2007.

MWI VETERINARY SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except share and per share data

5. Property and Equipment

        Property and equipment consists of the following at September 30:

	2008	2007
Land	$20	$20
Leasehold improvements	3,094	2,257
Machinery, furniture and equipment	11,587	10,744
Computer hardware and software	3,428	3,825
Construction in progress	1,626	1,586

	19,755	18,432
Accumulated depreciation and amortization	(10,068)	(9,226)

	$9,687	$9,206

        We recorded depreciation expense of $2,441, $2,110 and $1,744 for the years ended September 30, 2008, 2007 and 2006, respectively.

6. Intangibles

        Intangible assets consists of the following at September 30:

	Useful Lives	2008	2007
Amortizing:
Customer relationships	9-20 years	$9,076	$3,186
Covenants not to compete	1-5 years	686	356
Other	3-5 years	257	168

		10,019	3,710
Accumulated amortization		(1,346)	(698)

		8,673	3,012
Non-Amortizing:
Trade names and patents		2,272	2,002

		$10,945	$5,014

MWI VETERINARY SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except share and per share data

6. Intangibles (Continued)

        We recorded amortization expense of $648, $325 and $229 for the years ended September 30, 2008, 2007 and 2006, respectively. Estimated amortization expense related to intangible assets as of September 30, 2008 is as follows:

Amount
2009	$829
2010	803
2011	786
2012	760
2013	675
Thereafter	4,820

$8,673

7. Line-of-Credit and Long-Term Debt

        Line-of-Credit—On December 13, 2006, MWI Co., (our wholly-owned subsidiary) as borrower, entered into an unsecured credit agreement with us and Memorial Pet Care, as guarantors, and Bank of America, N.A. and Wells Fargo Bank, N.A., (collectively, the "lenders") for the provision of a revolving credit facility (the "facility"). The facility allows for borrowings in the aggregate of $70,000, with the right to request an increase in the commitment of the lenders to $100,000. The facility has a maturity date of December 1, 2011 and a variable interest rate equal to the Daily LIBOR Floating Rate or the LIBOR 1-month fixed rate plus a margin ranging from 0.7% to 1.25% or the Prime Rate (at our option). The lenders also receive an unused line fee and letter of credit fee equal to 0.125% of the unused amount of the facility. Our outstanding balance on the facility at September 30, 2008 was $0.

        The line-of-credit contains certain financial covenants as well as other restrictive covenants. As of September 30, 2008, we were in compliance with all covenants. The facility allows for the issuance of up to $10,000 in letters of credit. The letters of credit typically act as a guarantee of payment to certain third-parties in accordance with specified terms and conditions. We had four letters of credit totaling $400 at September 30, 2008 and eleven letters of credit totaling $940 at September 30, 2007. There were no outstanding borrowings on these letters of credit at either September 30, 2008 or 2007.

        Long-Term Debt—In January 2005, we issued a promissory note in the aggregate principal amount of $487 in partial consideration for the purchase of substantially all the assets of Vetpo. The note bears interest at the Prime Rate (5.0% at September 30, 2008), payable quarterly. The principal of the note is payable in five equal annual installments, the first of which was due on January 1, 2006. The balance on this promissory note was $194 and $292 at September 30, 2008 and 2007, respectively.

MWI VETERINARY SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except share and per share data

8. Common Stock and Stock-Based Awards

2002 Stock Plan

        We have a 2002 Stock Plan (the "2002 Plan") to provide our directors, executives and other key employees with additional incentives by allowing them to acquire an ownership interest in us and, as a result, encouraging them to contribute to our success. At September 30, 2008 and 2007, we had 417,798 and 426,094 shares, respectively, of our common stock reserved for issuance under the 2002 Plan. The options granted under the 2002 Plan are nonqualified stock options that have an exercise price per share equal to fair market value of the common stock at the time of grant. The term of each option is determined by our board of directors or by a designated committee of the board. The term of any option may not exceed ten years from the date of grant. In 2008, no options were granted, 8,296 options were exercised and no options were forfeited under the 2002 Plan. In 2007, no options were granted, 81,594 options were exercised and no options were forfeited.

2005 Stock Plan

        In July 2005, we adopted the 2005 Stock-Based Award and Incentive Compensation Plan (the "2005 Plan"). Under the 2005 Plan as amended, we may offer restricted shares of our common stock and grant options to purchase shares of our common stock to selected employees and non-employee directors. The purpose of the 2005 Plan is to promote our long-term financial success by attracting, retaining and rewarding eligible participants. At September 30, 2008 and 2007 we had 1,089,706 and 1,131,128 shares, respectively, of our common stock available for issuance under the 2005 Plan.

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

MWI VETERINARY SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except share and per share data

8. Common Stock and Stock-Based Awards (Continued)

        A summary of activity under the 2002 and 2005 Plans are as follows:

	2008		2007		2006
	Number of Shares	Weighted average exercise price	Number of Shares	Weighted average exercise price	Number of Shares	Weighted average exercise price
Outstanding at beginning of year	441,502	$3.27	540,895	$3.32	580,335	$4.37
Granted	—	—	—	—	—	—
Exercised	(19,618)	11.11	(98,533)	3.42	(31,600)	18.88
Cancelled or expired	(986)	17.00	(860)	17.00	(7,840)	18.64

Outstanding at end of year	420,898	$2.87	441,502	$3.27	540,895	$3.32
Exercisable at end of year	364,490	$3.28	328,686	$4.33	371,671	$4.75
Expected to vest	56,408	$0.18	112,816	$0.18	169,224	$0.18

        The intrinsic value of the shares outstanding and exercisable as of September 30, 2008 was $13,124.

	Outstanding options			Exercisable options
Range of exercise prices	Number of Shares	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number of Shares	Weighted average exercise price
$ 0.18 - $16.99	357,358	3.7	$0.18	300,950	$0.18
$17.00 - $19.99	52,080	6.8	$17.00	52,080	$17.00
$20.00 - $23.06	11,460	7.0	$22.44	11,460	$22.44

        During the fiscal years ended September 30, 2008 and 2007, we made stock grants of 40,100 and 15,000 shares, respectively.

2008 Employee Stock Purchase Plan

        In February 2008, we approved the 2008 Employee Stock Purchase Plan (the "ESPP"). The plan allows substantially all employees to purchase shares of our common stock at 95% of the fair market value on the date of purchase. The purchase date is the last trading date of the purchase period, which begins in March, June, September and December. Employees accumulate amounts through payroll deductions during the purchase period of between 1% and 10% but no more than $20,000 annually. An employee is allowed to purchase a maximum of 200 shares per purchase period. In August 2008, we issued 1,571 shares of our common stock under the ESPP.

MWI VETERINARY SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except share and per share data

9. Computation Of Earnings Per Common Share (In thousands, except per share data)

	2008		2007		2006
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income	$19,917	$19,917	$16,875	$16,875	$13,836	$13,836

Weighted average common shares outstanding	12,053	12,053	11,764	11,764	10,773	10,773
Effect of diluted securities Stock options and restricted stock		248		280		299

Weighted average shares outstanding		12,301		12,044		11,072
Earnings per share	$1.65	$1.62	$1.43	$1.40	$1.28	$1.25

Anti-dilutive shares excluded from calculation		—		—		—

10. Income Taxes

        The components of the U.S. Federal and state income tax expense consist of the following:

	2008	2007	2006
Current payable:
U.S. Federal	$10,752	$9,367	$7,726
State	1,964	895	835

	12,716	10,262	8,561
Deferred:
U.S. Federal	236	(42)	(139)
State	38	(5)	(26)

	274	(47)	(165)

	$12,990	$10,215	$8,396

MWI VETERINARY SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except share and per share data

10. Income Taxes (Continued)

        Our deferred tax assets and liabilities consist of the following at September 30:

	2008	2007
Deferred tax assets:
Investments	$144	$144
Allowance for doubtful accounts	339	329
Inventories	341	278
Revenue recognition	185	83
Lease expense	183	153
Federal benefit of state taxes	56	—
Other	93	81

Total deferred tax assets	1,341	1,068
Deferred tax liabilities:
Property and equipment	(895)	(618)
Prepaid expenses	(269)	(359)
Other	(119)	(47)

Total deferred tax liabilities	(1,283)	(1,024)

Net deferred tax assets	$58	$44

        We believe realization of these deferred assets is more likely than not. Accordingly, no valuation allowance has been recorded.

        Income tax expense differed from income taxes at the U.S. federal statutory tax rate for all periods presented as follows:

	2008	2007	2006
Taxes computed at statutory rate	35.0%	35.0%	35.0%
State income taxes (net of federal income tax benefit)	3.8	2.0	2.0
Other	0.7	0.7	0.8

	39.5%	37.7%	37.8%

        The increase in the effective tax rate for the year ended September 30, 2008 as compared to the year ended September 30, 2007 was primarily attributable to the change in our estimates related to state taxes as a result of our adoption of FIN 48.

        In 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that management evaluate its tax positions for all open tax years to determine if the position is more likely than not to be sustained upon examination by taxing authorities having full

MWI VETERINARY SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except share and per share data

10. Income Taxes (Continued)

knowledge of all relevant information. We adopted the provisions of FIN 48 as of October 1, 2007, the beginning of our 2008 fiscal year. As a result of the adoption of FIN 48, we reported a cumulative effect adjustment of $257 which reduced our retained earnings.

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

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized tax benefits—October 1, 2007	$449
Gross increases related to prior period tax positions	—
Gross decreases related to prior period tax positions	(8)
Gross increases related to current period tax positions	185
Settlements	(103)

Unrecognized tax benefits—September 30, 2008	$523

        For the year ended September 30, 2008 our income tax expense included $40 of tax-related interest and penalties. Of the $523 unrecognized tax benefits ending balance, $220 would impact our effective rate, if recognized.

        We file income tax returns in the U.S. federal jurisdiction and other various state and local jurisdictions. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe that our liability for uncertain tax benefits reflects the most probable outcome. We adjust the liability, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position would usually require the use of cash. The resolution of a matter would be recognized as an adjustment to our income tax expense and our effective tax rate in the period of resolution. We have begun the process to enter into voluntary disclosure agreements with certain state jurisdictions and it is reasonably possible that these will be settled within the next twelve months, which would decrease the liability for uncertain tax benefits by approximately $338 as a result of the payment of additional tax expected to be due. The gross increases in the current period relates to a Form 3115 Application for Change in Accounting Method filed with the Internal Revenue Service. We filed an advance consent request for a non-automatic account method change for tax purposes for which we had not received approval prior to our reporting period end. The method change will make revenue recognition for tax purposes the same as revenue recognized for book purposes. We expect resolution within the next twelve months which would decrease the liability for uncertain tax benefits by approximately $185. With few exceptions, we are no

MWI VETERINARY SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except share and per share data

10. Income Taxes (Continued)

longer subject to income tax examination for years before 2003 in the U.S. and significant state and local jurisdictions.

11. Statements of Cash Flows—Supplemental and Noncash Disclosures

	2008	2007	2006
Supplemental Disclosures
Cash paid for interest	$189	$531	$1,785
Cash paid for income taxes	12,865	8,842	9,138
Noncash Activities
Issuance of restricted common stock for asset acquisition	505	486	995
Equipment acquisitions financed with accounts payable	580	254	132

12. Commitments and Contingencies

        We have operating leases for office and distribution center space and equipment for varying periods. Certain leases have renewal options and require contingent payments for increases, including executory costs, property taxes, insurance and certain other costs in excess of a base year amount. Total rent expense for the years ended September 30, 2008, 2007 and 2006 were $3,629, $3,048 and $2,377, respectively.

        The aggregate future noncancelable minimum rental payments on operating leases at September 30, 2008 are as follows:

2009	$2,958
2010	2,829
2011	2,375
2012	2,129
2013	1,607
Thereafter	3,620

$15,518

13. Related Party Transactions

        MWI Co., our subsidiary, holds a 50% membership interest in Feeders' Advantage that is accounted for as an investment using the equity method. Sales of products to Feeders' Advantage, which are at our cost, were $39,443, $36,116 and $34,121 in 2008, 2007 and 2006, respectively. MWI Co. charged Feeders' Advantage for certain operating and administrative services of $562, $550

MWI VETERINARY SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except share and per share data

13. Related Party Transactions (Continued)

and $591 in 2008, 2007 and 2006, respectively. Our President and Chief Executive Officer and a member of our Board of Directors are each members of the board of managers of Feeders' Advantage.

14. Employee Benefit Plans

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

        Both portions of the plan allow for employer contributions. We are required to match 50% of the employee's contribution to the 401(k) portion of the plan up to 6% of the employee's salary. Our matching contributions for the 401(k) portion of the plan were $911, $794 and $633 in 2008, 2007 and 2006, respectively. Employee's contributions are fully vested immediately while employer contributions vest over a five-year period.

        Contributions to the profit sharing portion of the Plans are discretionary, ranging from 0% to 3%, and are approved by our Board of Directors. Total contributions for 2008, 2007 and 2006 were $956, $817 and $677, respectively. Employer contributions are fully vested immediately.

15. Financial Instruments

        Financial Instruments—The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments. The estimated fair value amounts have been determined by us, using available market information and appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, receivables, investments, accounts payable, long-term debt and the line-of-credit are a reasonable estimate of their fair value based on their short-term nature.

MWI VETERINARY SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except share and per share data

16. Quarterly Financial Data (Unaudited)

	Three-Months Ended
	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Year
	(Dollars and shares in thousands, except per share data)(1)
2008
Total revenues	$203,361	$194,960	$208,277	$224,766	$831,364
Gross profit	29,785	28,268	30,307	31,192	119,552
Operating income	7,735	7,112	8,748	8,756	32,351
Net income	4,700	4,378	5,418	5,421	19,917
Earnings per common share—basic	$0.39	$0.36	$0.45	$0.45	$1.65
Earnings per common share—diluted	$0.38	$0.36	$0.44	$0.44	$1.62
Weighted average common shares outstanding used in the basic earnings per share calculation	12,046	12,050	12,051	12,063	12,053
Weighted average common shares outstanding used in the diluted earnings per share calculation	12,296	12,298	12,298	12,311	12,301
2007
Total revenues	$161,045	$175,053	$183,853	$190,154	$710,105
Gross profit	25,749	24,422	25,462	26,716	102,349
Operating income	7,486	6,014	6,557	6,653	26,710
Net income	4,604	3,688	4,260	4,323	16,875
Earnings per common share—basic	$0.40	$0.32	$0.36	$0.36	$1.43
Earnings per common share—diluted	$0.39	$0.31	$0.35	$0.35	$1.40
Weighted average common shares outstanding used in the basic earnings per share calculation	11,559	11,566	11,904	12,020	11,764
Weighted average common shares outstanding used in the diluted earnings per share calculation	11,860	11,863	12,168	12,276	12,044

(1)
The sums of the quarterly net income and earnings per share amounts do not agree to the year-to-date earnings per common share amount as a result of rounding.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

        Our management, including the Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of the our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of September 30, 2008. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our Company's disclosure controls and procedures, including the accumulation and communication of disclosures to the Company's Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by the us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2008. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of September 30, 2008, we maintained effective internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MWI Veterinary Supply, Inc.
Meridian, Idaho

        We have audited the internal control over financial reporting of MWI Veterinary Supply, Inc. and subsidiaries (the "Company") as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained, in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles"). A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on the criteria established in Internal Control—

Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended September 30, 2008, of the Company, and our report dated November 21, 2008 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule and included an explanatory paragraph regarding the Company's adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109.

/s/ DELOITTE & TOUCHE LLP
Boise, Idaho
November 21, 2008

 Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance of the Registrant.

        The information regarding directors and nominees for directors of the Company, including identification of the audit committee and audit committee financial expert, is presented under the headings "Corporate Governance—Committees of the Board of Directors," and "Election of Directors—Nominees For Directors" in the Company's definitive proxy statement for use in connection with the 2009 Annual Meeting of Stockholders (the "Proxy Statement") to be filed within 120 days after the end of the Company's fiscal year ended September 30, 2008. The information contained under these headings is incorporated herein by reference. Information regarding the executive officers of the Company is included in this Annual Report on Form 10-K under Item 1 of Part I as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

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

Equity Compensation Plan Information

        The following table provides information as of September 30, 2008 about the common stock that may be issued under all of our existing equity compensation plans, including the 2002 Stock Plan and

2005 Stock-Based Incentive Compensation Plans. Both of these plans have been approved by our stockholders.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	420,898	$2.87	1,086,606
Equity compensation plans not approved by security holders	—	—	—

Total	420,898	$2.87	1,086,606

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

1)
Consolidated Financial Statements: See Index to Consolidated Financial Statements at Item 8 on page 50 of this report.

2)
Financial Statement Schedule: Schedule II—Consolidated Valuation and Qualifying Accounts

3)
Exhibits are incorporated herein by reference or are filed with this report as set forth in the Index to Exhibits on pages 80 through 82 hereof.

MWI VETERINARY SUPPLY, INC.
SCHEDULE II—CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
(Amounts in thousands)

	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Deductions/ Write-offs	Balance at End of Period
Allowance for Doubtful Accounts
Year ended September 30, 2006	$1,181	$214	$(241)	$1,154
Year ended September 30, 2007	1,154	208	(488)	874
Year ended September 30, 2008	874	454	(450)	878

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MWI VETERINARY SUPPLY, INC.
	By:	/s/ MARY PATRICIA B. THOMPSON Mary Patricia B. Thompson (Senior Vice President of Finance and Administration, Chief Financial Officer)
Date: November 21, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of November 21, 2008.

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

Index to Exhibits

Filed with the Annual Report
on Form 10-K for the
Year Ended September 30, 2008

Number	Description
2.1	Asset Purchase Agreement among MWI Veterinary Supply Co., AAHA Services Corporation and American Animal Hospital Association effective July 1, 2008
3.1	Form of Amended and Restated Certificate of Incorporation of MWI Veterinary Supply, Inc., incorporated herein by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q, filed August 1, 2007.
3.2	Form of Amended and Restated Bylaws of MWI Veterinary Supply, Inc., incorporated herein by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q, filed August 1, 2007.
4.1	Form of MWI Veterinary Supply, Inc. common stock certificate, incorporated herein by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1 (Reg No. 333-124264).
4.2	Registration Rights Agreement dated as of June 18, 2002 by and between MWI Holdings, Inc., Bruckmann, Rosser, Sherrill & Co. II, L.P., Agri Beef Co. and the other parties thereto, incorporated herein by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-1 (Reg No. 333-124264).
4.3	Executive Stock Agreement dated as of June 18, 2002 by and among MWI Veterinary Supply Co., MWI Holdings, Inc. and James Cleary, incorporated herein by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-1 (Reg No. 333-124264).*
4.4	Executive Stock Agreement dated as of June 18, 2002 by and among MWI Veterinary Supply Co., MWI Holdings, Inc. and Jeff Danielson, incorporated herein by reference to Exhibit 4.5 of the Company's Registration Statement on Form S-1 (Reg No. 333-124264).*
4.5	Executive Stock Agreement dated as of June 18, 2002 by and among MWI Veterinary Supply Co., MWI Holdings, Inc. and James Hay, incorporated herein by reference to Exhibit 4.6 of the Company's Registration Statement on Form S-1 (Reg No. 333-124264).*
4.6	Executive Stock Agreement dated as of June 18, 2002 by and among MWI Veterinary Supply Co., MWI Holdings, Inc. and James Ross, incorporated herein by reference to Exhibit 4.7 of the Company's Registration Statement on Form S-1 (Reg No. 333-124264).*
4.7	Executive Stock Agreement dated as of June 18, 2002 by and among MWI Veterinary Supply Co., MWI Holdings, Inc. and Mary Pat Thompson, incorporated herein by reference to Exhibit 4.8 of the Company's Registration Statement on Form S-1 (Reg No. 333-124264).*
4.8	First Amendment to Executive Stock Agreement dated as of May 6, 2005 by and among MWI Veterinary Supply, Inc., MWI Veterinary Supply Co. and James F. Cleary, Jr., incorporated herein by reference to Exhibit 4.9 of the Company's Registration Statement on Form S-1 (Reg No. 333-124264).*

Number	Description
4.9	First Amendment to Executive Stock Agreement dated as of May 5, 2005 by and among MWI Veterinary Supply, Inc., MWI Veterinary Supply Co. and Jeffrey J. Danielson, incorporated herein by reference to Exhibit 4.10 of the Company's Registration Statement on Form S-1 (Reg No. 333-124264).*
4.10	First Amendment to Executive Stock Agreement dated as of May 6, 2005 by and among MWI Veterinary Supply, Inc., MWI Veterinary Supply Co. and James S. Hay, incorporated herein by reference to Exhibit 4.11 of the Company's Registration Statement on Form S-1 (Reg No. 333-124264).*
4.11	First Amendment to Executive Stock Agreement dated as of May 6, 2005 by and among MWI Veterinary Supply, Inc., MWI Veterinary Supply Co. and James M. Ross, incorporated herein by reference to Exhibit 4.12 of the Company's Registration Statement on Form S-1 (Reg No. 333-124264).*
4.12	First Amendment to Executive Stock Agreement dated as of May 6, 2005 by and among MWI Veterinary Supply, Inc., MWI Veterinary Supply Co. and Mary Patricia B. Thompson, incorporated herein by reference to Exhibit 4.13 of the Company's Registration Statement on Form S-1 (Reg No. 333-124264).*
10.1	2002 Stock Option Plan, incorporated herein by reference to Exhibit 10.11 of the Company's Registration Statement on Form S-1 (Reg No. 333-124264).*
10.2	Lease Agreement dated June 20, 2003 between Rafanelli and Nahas and MWI Veterinary Supply Co., incorporated herein by reference to Exhibit 10.13 of the Company's Registration Statement on Form S-1 (Reg No. 333-124264).
10.3	Ethical Distribution Agreement dated as of January 1, 2004 by and between Fort Dodge Animal Health and MWI Veterinary Supply Co., as amended, incorporated herein by reference to Exhibit 10.16 of the Company's Registration Statement on Form S-1 (Reg No. 333-124264).
10.4	MWI Veterinary Supply, Inc. 2005 Stock-Based Incentive Compensation Plan, adopted July 27, 2005, as Amended and Restated, effective July 24, 2006, incorporated herein by reference to Exhibit 10.21 of the Company's Current Report on Form 8-K, filed February 8, 2007.*
10.5	Form of Option Letter, incorporated herein by reference to Exhibit 10.22 of the Company's Registration Statement on Form S-1 (Reg No. 333-124264).
10.6	First Amendment to 2007 - 2008 Merial Independent Sales Agent Agreement effective as of January 1, 2008 by and between Merial Limited and MWI Veterinary Supply Co., incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q, filed May 1, 2008.
10.7	Agreement for Product Purchases dated as of December 1, 2006 by and between MWI Veterinary Supply Co. and Medical Management International, Inc., dba Banfield, The Pet Hospital®, incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q, filed February 5, 2007.†

Number	Description
10.8	Agreement for Logistics Services dated as of December 1, 2006 by and between MWI Veterinary Supply Co. and Medical Management International, Inc., dba Banfield, The Pet Hospital®, incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q, filed February 5, 2007.†
10.9	Credit Agreement dated as of December 13, 2006 by and between MWI Veterinary Supply Co., as Borrower, MWI Veterinary Supply, Inc. and Memorial Pet Care, Inc. as Guarantors, Bank of America, N.A. and Wells Fargo Bank, N.A., as Lenders, incorporated herein by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q, filed February 5, 2007.
10.10	Livestock Products Agreement effective as of December 22, 2007 by and between Pfizer Inc. and MWI Veterinary Supply Co., incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q, filed May 1, 2008.†
10.11	Pfizer Equine Products Marketing Agreement dated as of January 1, 2007 by and between Pfizer Inc. and MWI Veterinary Supply Co., incorporated herein by reference to Exhibit 10. 3 of the Company's Quarterly Report on Form 10-Q, filed August 1, 2007.†
10.12	Rimadyl/Clavamox Distribution Agreement dated as of March 15, 2007 by and between Pfizer Inc. and MWI Veterinary Supply Co., incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q, filed August 1, 2007.†
10.13	MWI Veterinary Supply, Inc. 2008 Employee Stock Purchase Plan, incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q, filed May 1, 2008.
10.14	License Agreement dated and effective July 1, 2008 between MWI Veterinary Supply Co. and American Animal Hospital Association.†
10.15	Sponsorship Letter Agreement dated June 30, 2008 between American Animal Hospital Association and MWI Veterinary Supply Co.
10.16	Companion Animal AAHA MARKETLink Management Agreement dated and effective as of July 1, 2008 between Pfizer, Inc. and MWI Veterinary Supply Co.†
21.1	Subsidiaries of MWI Veterinary Supply, Inc.
23	Consent of Deloitte & Touche LLP
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.

†
Certain portions of the exhibit have been omitted pursuant to a confidential treatment request submitted to and approved by the SEC.