Form 10-Q
period 2008-12-31
MWI Veterinary Supply, Inc.
filed 2009-02-04
CIK 1323974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2008

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

Large accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares of the Registrant’s common stock, $0.01 par value, outstanding as of January 30, 2009 was 12,115,375.

MWI VETERINARY SUPPLY, INC.

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

MWI VETERINARY SUPPLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Dollars and shares in thousands, except per share data
(unaudited)

	Three months ended December 31,
	2008	2007
Revenues:
Product sales	$216,616	$189,303
Product sales to related party	12,330	11,117
Commissions	2,873	2,941
Total revenues	231,819	203,361

Cost of product sales	198,164	173,576
Gross profit	33,655	29,785

Selling, general and administrative expenses	23,133	21,303
Depreciation and amortization	835	747
Operating income	9,687	7,735

Other income (expense):
Interest expense	(64)	(51)
Earnings of equity method investees	66	51
Other	149	235
Total other income (expense), net	151	235

Income before taxes	9,838	7,970
Income tax expense	(3,889)	(3,270)

Net income	$5,949	$4,700

Earnings per common share:
Basic	$0.49	$0.39
Diluted	$0.48	$0.38

Weighted average common shares outstanding:
Basic	12,071	12,046
Diluted	12,295	12,296

See Notes to Condensed Consolidated Financial Statements

MWI VETERINARY SUPPLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars and shares in thousands, except per share data
 (unaudited)

	December 31,	September 30,
	2008	2008
Assets

Current Assets:
Cash and cash equivalents	$786	$3,419
Receivables, net	138,443	128,564
Inventories	134,193	118,403
Prepaid expenses and other current assets	2,828	3,168
Deferred income taxes	1,165	809
Total current assets	277,415	254,363

Property and equipment, net	9,743	9,687
Goodwill	37,610	37,727
Intangibles, net	10,816	10,945
Other assets, net	2,113	2,083
Total assets	$337,697	$314,805

Liabilities And Stockholders’ Equity

Current Liabilities:
Line-of-credit	$—	$—
Accounts payable	137,669	123,003
Accrued expenses	11,487	9,854
Current maturities of long-term debt	97	97
Total current liabilities	149,253	132,954

Deferred income taxes	1,082	751

Long-term debt	97	97

Commitments and contingencies

Stockholders’ Equity
Common stock $0.01 par value, 40,000 authorized; 12,116 and 12,098 shares issued and outstanding, respectively	121	121
Additional paid in capital	122,632	122,319
Retained earnings	64,512	58,563
Total stockholders’ equity	187,265	181,003
Total liabilities and stockholders’ equity	$337,697	$314,805

See Notes to Condensed Consolidated Financial Statements

MWI VETERINARY SUPPLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands (unaudited)

	Three months ended December 31,
	2008	2007
Cash Flows From Operating Activities:
Net income	$5,949	$4,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	838	750
Amortization of debt issuance costs	11	11
Stock-based compensation	54	17
Deferred income taxes	(25)	(259)
Earnings of equity method investees	(66)	(51)
Loss on disposal of property and equipment	29	—
Tax benefit of common stock options	(223)	(112)
Changes in operating assets and liabilities (net of effects of acquisitions):
Receivables	(9,910)	(5,177)
Inventories	(15,790)	(19,915)
Prepaid expenses and other current assets	340	542
Accounts payable	15,124	14,140
Accrued expenses	1,856	1,503
Net cash used in operating activities	(1,813)	(3,851)

Cash Flows From Investing Activities:
Business acquisitions	117	(4,556)
Purchases of property and equipment	(1,173)	(597)
Other	(63)	61
Net cash used in investing activities	(1,119)	(5,092)

Cash Flows From Financing Activities:
Issuance of common stock, net of issuance costs	72	—
Proceeds from stock options	4	50
Tax benefit of common stock options	223	112
Net payments on line-of-credit	—	244
Net cash provided by financing activities	299	406

Decrease in Cash and Cash Equivalents	(2,633)	(8,537)

Cash and Cash Equivalents at Beginning of Period	3,419	8,599

Cash and Cash Equivalents at End of Period	$786	$62

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

In the opinion of our management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly, in all material respects, our results for the periods presented. These condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our 2008 Annual Report on Form 10-K filed with the SEC on November 24, 2008.  The results of operations for the three months ended December 31, 2008 are not necessarily indicative of results to be expected for the entire fiscal year.

Our unaudited condensed consolidated balance sheet as of September 30, 2008 has been derived from the audited consolidated balance sheet as of that date.

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

Revenue Recognition

We sell products we source from vendors to our customers through either a “buy/sell” transaction or an agency relationship with our vendors. In a “buy/sell” transaction, we purchase or take inventory of products from the vendor. When a customer places an order with us, we pick, pack, ship and invoice the customer for the order. We recognize revenue from “buy/sell” transactions as product sales when the product is delivered to the customer. We accept product returns from our customers. We estimate returns based on historical experience and recognize these estimated returns as a reduction of product sales. Product returns have historically not been significant to our financial statements. We record revenues net of sales tax.  In an agency relationship, we generally do not purchase and take inventory of products from vendors. We receive an order from a customer, then transmit the order to the vendor, who picks, packs and ships the order to the customer. In some cases, the vendor invoices and collects payment from the customer, while in other cases we invoice and collect payment from the customer on behalf of the vendor. We receive a commission payment for soliciting the order from the customer and for providing other customer service activities. Commissions are recognized when the services upon which the commissions are based are complete. Gross billings from agency contracts were $47,666 and $40,817 for the three months ended December 31, 2008 and 2007, respectively, and generated commission revenue of $2,873 and $2,941, respectively.

Cost of Product Sales and Vendor Rebates

Cost of product sales consist of our inventory product cost, including shipping costs to and from our distribution centers. Vendor rebates are recorded based on the terms of the contracts or programs with each vendor. We may receive quarterly, trimester, semi-annual and annual performance-based rebates from third-party vendors based upon attainment of certain sales and/or purchase goals. Sales rebates are classified in the accompanying consolidated statements of income as a reduction to cost of product sales at the time the sales performance measures are achieved. Purchase rebates are measured against inventory purchases from the vendors and are classified as a reduction of inventory until the product is sold. When the inventory is sold and purchase measures are achieved, purchase rebates are recognized as a reduction to cost of product sales.

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

NOTE 2 — EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value according to generally accepted accounting principles and expands disclosure requirements regarding fair value measurements.  This statement emphasizes that fair value should be determined based on assumptions market participants would use to price the asset or liability.  SFAS 157 was effective for financial assets for our fiscal year beginning October 1, 2008.  The implementation of SFAS 157 did not have a material effect on our consolidated financial statements.  FASB Staff Position 157-2 (“FSP 157-2”) delayed the implementation of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 is effective for nonfinancial assets and liabilities for our fiscal year beginning October 1, 2009.  The adoption of this statement is not expected to have a material impact on our consolidated financial statements.

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

NOTE 3 — BUSINESS ACQUISITION

In July 2008, we acquired substantially all of the assets of AAHA Services Corporation, operating as AAHA MARKETLink (“AAHA MARKETLink”) for approximately $8,676, net of cash acquired of $1,320 (including direct acquisition costs of approximately $212).  The purchase price of $8,676 was reduced by $117 during the quarter as a result of a post closing working capital adjustment.  Based near Denver, Colorado, AAHA MARKETLink was a distributor of animal health products to members of the American Animal Hospital Association.

NOTE 4 — RECEIVABLES

	December 31,	September 30,
	2008	2008
Trade	$124,705	$118,242
Vendor rebates and programs	15,268	11,200
	139,973	129,442
Allowance for doubtful accounts	(1,530)	(878)
	$138,443	$128,564

Product sales resulting from transactions with a single customer were 9% and 8% of total product sales during the three months ended December 31, 2008 and 2007, respectively. Approximately 9% and 10% of our trade receivables resulted from transactions with this single customer as of December 31, 2008 and September 30, 2008, respectively.

NOTE 5 — PROPERTY AND EQUIPMENT

	December 31,	September 30,
	2008	2008
Land	$20	$20
Leasehold improvements	3,535	3,094
Machinery, furniture and equipment	12,415	11,587
Computer equipment	2,731	3,428
Construction in progress	703	1,626
	19,404	19,755
Accumulated depreciation	(9,661)	(10,068)
	$9,743	$9,687

Depreciation expense was $629 and $623 for the three months ended December 31, 2008 and 2007, respectively.

NOTE 6 — INTANGIBLES

		December 31,	September 30,
	Useful Lives	2008	2008
Amortizing:
Customer relationships	9-20 years	$9,076	$9,076
Covenants not to compete	1-5 years	686	686
Other	3-5 years	257	257
		10,019	10,019
Accumulated amortization		(1,555)	(1,346)
		8,464	8,673
Non-Amortizing:
Trade names and patents		2,352	2,272
		$10,816	$10,945

Amortization expense was $209 and $127 for the three months ended December 31, 2008 and 2007, respectively.  Estimated future annual amortization expense related to intangible assets as of December 31, 2008 follows:

Amount
Remainder of 2009	$620
2010	803
2011	786
2012	760
2013	675
Thereafter	4,820
$8,464

The above projection of amortization expense includes preliminary estimates of intangible assets and lives associated with the acquisition of substantially all of the assets of AAHA MARKETLink.  These amounts may be adjusted during the allocation period as defined in SFAS No. 141, Business Combinations.

NOTE 7 — CREDIT FACILITY AND LONG-TERM DEBT

Line-of-Credit—On December 13, 2006, MWI Veterinary Supply Co., our wholly-owned subsidiary (“MWI Co.”) as borrower, entered into an unsecured credit agreement with us and Memorial Pet Care, Inc. (our wholly-owned subsidiary), as guarantors, and Bank of America, N.A. and Wells Fargo Bank, N.A., (collectively, the “lenders”) for the provision of a revolving credit facility (the “facility”).  The facility allows for borrowings in the aggregate of $70,000, with the right to request an increase in the commitment of the lenders to $100,000.  The facility has a maturity date of December 1, 2011 and a variable interest rate equal to the Daily LIBOR Floating Rate or the LIBOR 1-month fixed rate plus a margin ranging from 0.7% to 1.25% or the Prime Rate (at our option).  The lenders also receive an unused line fee and letter of credit fee equal to 0.125% of the unused amount of the facility. Our outstanding balance on the facility at each of December 31, 2008 and September 30, 2008 was $0.

The facility contains certain financial covenants as well as other restrictive covenants. As of December 31, 2008, we were in compliance with all covenants.  The facility allows for the issuance of up to $10,000 in letters of credit. The letters of credit typically act as a guarantee of payment to certain third-parties in accordance with specified terms and conditions. We had two letters of credit totaling $200 at December 31, 2008 and four letters of credit totaling $400 at September 30, 2008. There were no outstanding borrowings on these letters of credit at either December 31, 2008 or September 30, 2008.

Long-Term Debt—In January 2005, we issued a promissory note in the aggregate principal amount of $487 in partial consideration for the purchase of substantially all the assets of Vetpo Distributors, Inc. The note bears interest at the prime rate (3.25% at December 31, 2008), payable quarterly. The principal of the note is payable in five equal annual installments, the first of which was due on January 1, 2006.  The balance on this promissory note was $194 at each of December 31, 2008 and September 30, 2008.

NOTE 8 — COMMON STOCK AND STOCK-BASED AWARDS

We have two stock-based award plans, the 2002 Stock Option Plan and the Amended and Restated 2005 Stock-Based Incentive Compensation Plan (the “2005 Plan”).  The 2005 Plan allows our Board of Directors to grant common stock options, restricted stock, deferred units and other stock-based awards to directors, executives and other key employees.  These plans have been developed to provide additional incentives by allowing equity ownership in our Company and, as a result, encouraging participants to contribute to our success.  At December 31, 2008, 405,271 options to purchase common stock were outstanding (348,863 options vested and exercisable) with a weighted average exercise price of $2.97 and expiring through September 2015.

We granted no common stock options during each of the three months ended December 31, 2008 and 2007.  During the three months ended December 31, 2008 and 2007, we issued 0 and 4,000 shares of restricted stock under the 2005 Plan, respectively, which vest ratably over 5 years.  During the three months ended December 31, 2008 and 2007, we recognized $91 and $30 of compensation expense related to restricted stock grants, respectively.  At December 31, 2008, 1,487,877 shares were available to be issued under our stock-based award plans.

We also have an employee stock purchase plan (“ESPP”) that allows substantially all employees to purchase shares of our common stock at 95% of the fair market value on the date of purchase.  The purchase date is the last trading date of the purchase period, which begins in March, June, September and December.  Employees accumulate amounts through payroll deductions during the purchase period of between 1% and 10% but no more than $20,000 annually.  An employee is allowed to purchase a maximum of 200 shares per purchase period.  During the three months ended December 31, 2008, we issued 3,057 shares of our common stock under the ESPP.  At December 31, 2008, there were 495,372 shares available to be issued under the ESPP.

NOTE 9 — INCOME TAXES

Our effective tax rate for the three months ended December 31, 2008 and 2007 was 39.5% and 41.0%, respectively.

As of December 31, 2008, we had $423 of unrecognized tax benefits, of which $155 would impact our effective rate, if recognized. Our policy for classifying interest and penalties associated with unrecognized tax benefits is to include such items in income tax expense.  The amount of interest and penalties recognized during the three months ended December 31, 2008 was not material.

We file income tax returns in the U.S. federal jurisdiction and other various state and local jurisdictions.  A number of years may elapse before an uncertain tax position is audited and finally resolved.  While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe that our liability for uncertain tax benefits reflects the most probable outcome.  We adjust the liability, as well as the related interest, in light of changing facts and circumstances.  Settlement of any particular position would usually require the use of cash.  The resolution of a matter would be recognized as an adjustment to our income tax expense and our effective tax rate in the period of resolution.  We have begun the process to enter into voluntary disclosure agreements with certain state jurisdictions and it is reasonably possible that these will be settled within the next twelve months, which would decrease the liability for uncertain tax benefits by approximately $238 as a result of the payment of additional tax expected to be due.  Additionally, we filed Form 3115 Application of Change in Accounting Method with the Internal Revenue Service during the fiscal year ended September 30, 2008.  We filed an advance consent request for a non-automatic account method change for tax purposes for which we had not received approval prior to our reporting period end.  The method change will make revenue recognition for tax purposes the same as revenue recognized for book purposes. We expect resolution within the next twelve months which would decrease the liability for uncertain tax benefits by approximately $185.  With few exceptions, we are no longer subject to income tax examination for years before 2003 in the U.S. and significant state and local jurisdictions.

NOTE 10 — COMPUTATION OF EARNINGS PER SHARE (In thousands, except per share data)

	Three months ended December 31,
	2008		2007
	Basic	Diluted	Basic	Diluted
Net income	$5,949	$5,949	$4,700	$4,700
Weighted average common shares outstanding	12,071	12,071	12,046	12,046
Effect of diluted securities Stock options and restricted stock		224		250
Weighted average diluted shares outstanding		12,295		12,296
Earnings per share	$0.49	$0.48	$0.39	$0.38
Anti-dilutive shares excluded from calculation		—		—

NOTE 11 — RELATED PARTIES

MWI Co. holds a 50.0% membership interest in Feeders’ Advantage.  MWI Co. charged Feeders’ Advantage for certain operating and administrative services in the amounts of $179 and $157 for the three months ended December 31, 2008 and 2007, respectively.  Sales of products to Feeders’ Advantage were $12,330 and $11,117 for the three months ended December 31, 2008 and 2007, respectively, which represented 5% and 6% of total product sales during the three months ended December 31, 2008 and 2007, respectively.

MWI Co. provides Feeders’ Advantage with a line-of-credit to finance its day-to-day operations. This line-of-credit bears interest at the prime rate. The interest due on the line-of-credit is calculated and charged to Feeders’ Advantage on the last day of each month. Conversely, to the extent MWI Co. has a payable balance due to Feeders’ Advantage, the payable balance accrues interest in favor of Feeders’ Advantage at the average federal funds rates in effect for that month. As of December 31, 2008 and September 30, 2008, MWI Co. had a payable balance to Feeders’ Advantage of $508 and 429, respectively.

NOTE 12 — STATEMENTS OF CASH FLOWS — SUPPLEMENTAL AND NON-CASH DISCLOSURES

	Three months ended December 31,
	2008	2007
Supplemental Disclosures
Cash paid for interest	$45	$27
Cash paid for income taxes	168	434
Non-cash Activities
Equipment acquisitions financed with accounts payable	122	26

NOTE 13 — COMMITMENTS AND CONTINGENCIES

From time to time, in the normal course of business, we may become a party to legal proceedings that may have an adverse effect on our financial position, results of operations and cash flows. At December 31, 2008, we were not a party to any material pending legal proceedings and were not aware of any claims that could have a material adverse effect on our financial position, results of operations or cash flows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MWI Veterinary Supply, Inc.

Meridian, ID

We have reviewed the accompanying condensed consolidated balance sheet of MWI Veterinary Supply, Inc. and subsidiaries as of December 31, 2008, and the related condensed consolidated statements of income and of cash flows for the three-month periods ended December 31, 2008 and 2007.  These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of MWI Veterinary Supply, Inc. and subsidiaries as of September 30, 2008 and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated November 21, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2008 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Boise, ID

February 4, 2009

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

All dollar amounts are presented in thousands, except for per share amounts.

Overview

We are a leading distributor of animal health products to veterinarians across the United States.  We distribute more than 30,000 products sourced from over 500 vendors to approximately 19,000 veterinary practices nationwide.  We currently operate out of twelve strategically located distribution centers.  Products we sell include pharmaceuticals, vaccines, parasiticides, diagnostics, capital equipment, supplies, veterinary pet food and nutritional products.  We market these products to veterinarians in both the companion animal and production animal markets. We operate within a single reporting segment and are primarily located within the United States.

Our Dallas, Texas distribution center moved from a 35,000 square foot facility to a 70,000 square foot facility in November 2008.  In January 2009, we consolidated our distribution center in San Antonio, Texas into our Dallas, Texas distribution center.

Historically, we estimate that approximately two-thirds of our total revenues have been generated from sales to the companion animal market and one-third from sales to the production animal market. The state of the overall economy and consumer spending have impacted both markets, while volatile commodity prices in grain, corn and feeder cattle, and changes in weather patterns have also affected demand in the production animal market.  Both markets have been integral to our financial results and we intend to continue supporting both markets.

We believe that growth in the companion animal market has slowed recently as a result of a decrease in consumer spending.  Historically, this growth has been due to the increasing number of households with companion animals, increased expenditures on animal health and preventative care, an aging pet population, advancements in pharmaceuticals and diagnostic testing and extensive marketing programs sponsored by companion animal nutrition and pharmaceutical companies. While the average order size for companion animal health products is often smaller than production animal health products, companion animal health products typically have higher margins. We intend to continue to penetrate this market through internal growth initiatives and selective acquisitions.

Product sales in the production animal market have been negatively impacted by increasing volatility in commodity prices such as corn, grain and feeder cattle, changes in weather patterns that allow cattle to graze for longer periods and changes in the general economy.  We believe that this is not a permanent condition in the market and that demand will return as prices normalize. We intend to continue to support production animal veterinarians with a broad range of products and value added services. Historically, sales in this market have been largely driven by spending on animal health products to improve productivity, weight gain and disease prevention, as well as a growing focus on food safety.

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

Our top ten vendors supplied products that accounted for approximately 73% of our revenues for each of the three months ended December 31, 2008 and 2007, and 72%, 70% and 70% of our revenues for the fiscal years ended September 30, 2008,

2007 and 2006, respectively.  Pfizer supplied products that accounted for approximately 31% and 27% of our revenues during the three months ended December 31, 2008 and 2007, respectively, and 23%, 21% and 19% of our revenues for our fiscal years ended September 30, 2008, 2007 and 2006, respectively.  Fort Dodge supplied products that accounted for approximately 9% and 11% of our revenues during the three months ended December 31, 2008 and 2007, respectively, and 12%, 13% and 14% of our revenues for our fiscal years ended September 30, 2008, 2007 and 2006, respectively.  Intervet-Schering supplied products that accounted for approximately 8% and 9% of our revenues during the three months ended December 31, 2008 and 2007, respectively, and 9%, 9% and 8% of our revenues for our fiscal years ended September 30, 2008, 2007 and 2006, respectively.  Of the Pfizer supplied products, production animal products under a livestock agreement accounted for approximately 23% and 22% of our revenues during the three months ended December 31, 2008 and 2007, respectively.  Of the Pfizer supplied products, production animal products under a livestock agreement accounted for approximately 17%, 17% and 15% of our revenues for our fiscal years ended September 30, 2008, 2007 and 2006, respectively.  Revenues from production animal products tend to be higher during the three months ended December 31 due to the timing of vendor marketing programs and price increases as well as an increase in treatment of cattle related to weather conditions during the winter months.   On January 26, 2009, Pfizer and Wyeth announced that they had entered into an agreement under which Pfizer will acquire all of the outstanding stock of Wyeth.  Pfizer and Fort Dodge, which is a division of Wyeth, are our two largest vendors as measured by our revenues.

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

On December 12, 2008, we entered into a 2009 Livestock Products Distribution Agreement (the “Pfizer Livestock Agreement”) with Pfizer, Inc. which was effective January 1, 2009.  Under the Agreement, MWI is entitled to distribute Pfizer’s livestock products to customers in the livestock field.  The Agreement allows for a reduced fee for logistics and has eliminated incentive fees and rebates compared to the 2008 Livestock Products Agreement (the “2008 Agreement”).  MWI is required to maintain sufficient inventory levels to meet customer demand and to store products in accordance with their respective label instructions.  The Agreement expires on December 31, 2009 and may be terminated by either party with or without cause upon 30 days prior written notice.

Acquisitions

In July 2008, we acquired substantially all of the assets of AAHA MARKETLink.  Based near Denver, Colorado, AAHA MARKETLink was a distributor of animal health products to members of American Animal Health Association.

For more information on our business, see our Annual Report on Form 10-K filed with the SEC on November 24, 2008.

Results of Operations

The following table summarizes our results of operations for the three months ended December 31, 2008 and 2007, in dollars and as a percentage of total revenues.

	Three Months Ended December 31,
	2008	%	2007	%
Revenues:
Product sales	$216,616	93.5%	$189,303	93.1%
Product sales to related party	12,330	5.3%	11,117	5.5%
Commissions	2,873	1.2%	2,941	1.4%
Total revenues	231,819	100.0%	203,361	100.0%

Cost of product sales	198,164	85.5%	173,576	85.4%
Gross profit	33,655	14.5%	29,785	14.6%

Selling, general and administrative expenses	23,133	10.0%	21,303	10.5%
Depreciation and amortization	835	0.3%	747	0.3%
Operating income	9,687	4.2%	7,735	3.8%

Other income (expense):
Interest expense	(64)	0.0%	(51)	0.0%
Earnings of equity method investees	66	0.0%	51	0.0%
Other	149	0.1%	235	0.1%
Total other income (expense), net	151	0.1%	235	0.1%

Income before taxes	9,838	4.3%	7,970	3.9%
Income tax expense	(3,889)	-1.7%	(3,270)	-1.6%
Net income	$5,949	2.6%	$4,700	2.3%

Earnings per common share:
Basic	$0.49		$0.39
Diluted	$0.48		$0.38

Weighted average common shares outstanding (in thousands):
Basic	12,071		12,046
Diluted	12,295		12,296

Other Data:
Product sales from Internet as a percentage of sales	27%		24%
Field sales representatives (at end of period)	192		170
Telesales representatives (at end of period)	138		128
Fill rate (1)	98%		98%

(1)               Defined as, for any period, the dollar value of orders shipped the same day they were placed from any distribution center expressed as a percentage of the total dollar value of the orders placed by customers in the period.

Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007

Total Revenues.  Total revenues increased 14.0% to $231,819 for the three months ended December 31, 2008, from $203,361 for the three months ended December 31, 2007.  Revenues attributable to new and existing customers represented approximately 71% and 29%, respectively, of the growth in total revenues during the three months ended December 31, 2008.  For the purpose of calculating growth rates of new and existing customer revenue, we have defined a new customer as a customer that did not purchase product from us in the corresponding fiscal quarter of the prior year, with the remaining customer base being considered existing customers.  Included in the new customer growth were approximately $2,400 of revenues attributable to new customers acquired as a result of the acquisition of AAHA MARKETLink on July 1, 2008. Additionally, we had approximately $5,500 of incremental revenues as a result of the acquisition of AAHA MARKETLink from customers who had previously been purchasing from both MWI and AAHA MARKETLink.  Commissions were $2,873 and $2,941 for the quarters ended December 31, 2008 and 2007, respectively.  In the same quarter of the prior year, there were promotion programs and incentives offered related to commissions that were not offered during the quarter ended December 31, 2008.

Gross Profit.  Gross profit increased by 13.0% to $33,655 for the three months ended December 31, 2008, from $29,785 for the three months ended December 31, 2007.  Gross profit as a percentage of total revenues was 14.5% and 14.6% for the three months ended December 31, 2008 and 2007, respectively. The decrease in gross profit as a percentage of total revenues was due to the decrease in commissions as a percentage of total revenues as previously explained. Vendor rebates increased approximately $1,200 for the three months ended December 31, 2008 compared to the three months ended December 31, 2007.

Selling, General and Administrative (“SG&A”).  SG&A expenses increased 8.6% to $23,133 for the three months ended December 31, 2008, from $21,303 for the three months ended December 31, 2007.  SG&A expenses as a percentage of revenues were 10.0% and 10.5% for the three months ended December 31, 2008 and 2007, respectively, due to operating leverage and cost-control measures. The dollar increase in SG&A expenses was primarily due to increased compensation costs as a result of additional headcount of 53 employees since December 31, 2007, including 22 additional field sales representatives and 10 additional telesales representatives as well as an increase in our allowance for doubtful accounts.

Depreciation and Amortization.  Depreciation and amortization expense increased 11.7% to $838 for the three months ended December 31, 2008, from $750 for the three months ended December 31, 2007.  This increase was primarily the result of amortization related to the AAHA MARKETLink acquisition.  Depreciation expense also increased as a result of capital expenditures since December 31, 2007 related to improvements in our distribution centers and information technology systems.

Other Income (Expense).  Other income (expense) decreased 35.7% to $151 in income for the three months ended December 31, 2008 from $235 in income for the three months ended December 31, 2007. This decrease in other income (expense) was due to a decline in interest revenue of $96 to $3 for the three months ended December 31, 2008, compared to $99 for the three months ended December 31, 2007.  This decrease was a result of the lower average cash balance and lower interest rates during the quarter.

Income Tax Expense.  Our effective tax rate for the three months ended December 31, 2008 and 2007 was 39.5% and 41.0%, respectively.

Critical Accounting Policies

The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  The accompanying condensed consolidated financial statements are prepared using the same critical accounting policies discussed in our Annual Report on Form 10-K filed with the SEC on November 24, 2008.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows generated from operations and borrowings on our revolving credit facility under our credit agreement. We use capital primarily to fund day-to-day operations and to maintain sufficient inventory levels in order to promptly fulfill customer orders and to expand our operations and sales growth. We believe our capital resources, including our ability to borrow funds from our revolving credit facility, will be sufficient to meet our anticipated cash needs for at least the next twelve months.  Bank of America, N.A. and Wells Fargo, N.A. are the lenders for the revolving credit facility.  The revolving credit facility allows for borrowings in the aggregate of $70,000, with the right to request an increase in the commitment to $100,000. The facility has a maturity date of December 1, 2011 and a variable interest rate equal to the Daily LIBOR Floating Rate or the LIBOR 1-month fixed rate plus a margin ranging from 0.7% to 1.25% or the Prime Rate (at our option).  The lenders also receive an unused line fee and letter of credit fee equal to 0.125% of the unused amount of the facility. Our outstanding balance on the facility at December 31, 2008 was $0.

The facility allows for the issuance of up to $10,000 in letters of credit. The letters of credit typically act as guarantees of payment to certain third parties in accordance with specified terms and conditions. We had two letters of credit totaling $200 at December 31, 2008 and four letters of credit totaling $400 at September 30, 2008. There were no outstanding borrowings on these letters of credit at either December 31, 2008 or September 30, 2008.

Our lenders may have suffered losses related to their lending and other financial relationships, especially because of the general weakening of the national economy and increased financial instability of many borrowers.  As a result, the lenders may become insolvent or tighten their lending standards, which could make it more difficult for us to borrow under our revolving credit facility or to obtain other financing on favorable terms or at all.  Our financial condition and results of operations could be adversely affected if we were unable to draw funds under our revolving credit facility because of a lender default or to obtain other cost-effective financing.

Operating Activities.  For the three months ended December 31, 2008, cash used in operations was $1,813 and was primarily attributable to net income of $5,949, a increase of receivables of $9,910 due to revenue growth, an increase in inventories of $15,790 due to inventory planning and strategic inventory purchases, and an increase in accounts payable of $15,124.  The increase in accounts payable was due to the above mentioned inventory planning offset by the use of cash discounts on inventory purchases.

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

Investing Activities.  For the three months ended December 31, 2008, net cash used in investing activities was $1,119 and was primarily due to capital expenditures of $1,173, related to distribution center infrastructure and technology.

For the three months ended December 31, 2007, net cash used in investing activities was $5,092 and was primarily due to the acquisition of Tri V for $4,606 coupled with capital expenditures of $597, primarily related to distribution center infrastructure and technology.

Financing Activities.  For the three months ended December 31, 2008, net cash provided by financing activities was $299, which was due to the proceeds and tax benefit of stock option exercises of $223 and issuance of common stock under our employee stock purchase plan of $72.

For the three months ended December 31, 2007, net cash provided by financing activities was $406, which was primarily due to the use of $244 on our revolving credit facility and tax benefit of stock option exercises of $112.

Contractual Obligations and Guarantees

For information on our contractual obligations and guarantees, see our Annual Report on Form 10-K filed on November 24, 2008 with the SEC. During the three months ended December 31, 2008 there were no material changes to the contractual obligations reported in our Form 10-K on November 24, 2008.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks primarily from changes in interest rates in the United States. The Company does not engage in financial transactions for trading or speculative purposes.

The interest payable on our revolving credit facility is based on variable interest rates and is therefore affected by changes in market interest rates. The outstanding balance on the facility as of December 31, 2008 was $0.  Therefore, there was no exposure to interest rate risks as of this date.  If there had been a balance on the facility of $70,000, which is the maximum available amount on the facility, a change of 10% from the interest rate as of December 31, 2008, which was 0.835% (Daily LIBOR Floating Rate plus .70%), would have changed interest by $58.

Item 4.  Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of December 31, 2008.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

•                  the ability to borrow on our credit line;

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

Item 1A.  Risk Factors

Other than with respect to the risk factors set forth below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

Our business, financial condition and results of operations depend upon maintaining our relationships with vendors.

During the year ended September 30, 2008, we distributed more than 30,000 products, of which over 15,000 were stocked in our distribution centers, sourced from approximately 500 vendors to over 19,000 veterinary practices. We currently do not manufacture the vast majority of our products and are dependent on these vendors for our supply of products. Our top ten vendors supplied products that accounted for approximately 73% of our revenues for each of the three months ended December 31, 2008 and 2007, and 72%, 70% and 70% of our revenues for the fiscal years ended September 30, 2008, 2007 and 2006, respectively.  Pfizer supplied products that accounted for approximately 31% and 27% of our revenues during the three months ended December 31, 2008 and 2007, respectively, and 23%, 21% and 19% of our revenues for our fiscal years ended September 30, 2008, 2007 and 2006, respectively.  Fort Dodge supplied products that accounted for approximately 9% and 11% of our revenues during the three months ended December 31, 2008 and 2007, respectively, and 12%, 13% and 14% of our revenues for our fiscal years ended September 30, 2008, 2007 and 2006, respectively.  Intervet-Schering supplied products that accounted for approximately 8% and 9% of our revenues during the three months ended December 31, 2008 and 2007, respectively, and 9%, 9% and 8% of our revenues for our fiscal years ended September 30, 2008, 2007 and 2006, respectively.  Of the Pfizer supplied products, production animal products under a livestock agreement accounted for approximately 23% and 22% of our revenues during the three months ended December 31, 2008 and 2007, respectively.  Of the Pfizer supplied products, production animal products under a livestock agreement accounted for approximately 17%, 17% and 15% of our revenues for our fiscal years ended September 30, 2008, 2007 and 2006, respectively.  Revenues from production animal products tend to be higher during the three months ended December 31 due to the timing of vendor marketing programs and price increases as well as an increase in treatment of cattle related to weather conditions during the winter months.

On January 26, 2009, Pfizer and Wyeth announced that they had entered into an agreement under which Pfizer will acquire all of the outstanding stock of Wyeth.  Pfizer and Fort Dodge, which is a division of Wyeth, are our two largest vendors as measured by our revenues.  If the merger of Pfizer and Wyeth is consummated, the combined company will have a high market share with respect to certain animal health products and could use its increased leverage in the channel to negotiate terms with distributors that are materially worse to the distributor than the terms that we were able to negotiate with Pfizer and Wyeth while they were competitors.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information concerning our repurchase of shares of our common stock during the three months ended December 31, 2008.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

October 1, 2008 to October 31, 2008	857	(1)	$40.22	—	—
November 1, 2008 to November 30, 2008	—		—	—	—
December 1, 2008 to December 31, 2008	—		—	—	—
Total	857	(1)	$40.22	—	—

(1)             These shares were withheld upon the vesting of employee restricted stock grants in connection with payment of required withholding taxes.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

10.1	2009 Livestock Products Distribution Agreement between MWI Veterinary Supply, Inc. and Pfizer, Inc. effective as of January 1, 2009 †

15	Letter re: Unaudited Interim Financial Information

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Third Amendment To Office Lease dated February 28, 2008 between MWI Veterinary Supply, Inc. and Rafanelli and Nahas

†              Certain portions of the exhibit have been omitted pursuant to a confidential treatment request submitted to the SEC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MWI Veterinary Supply, Inc.
(Registrant)

Date: February 4, 2009	/s/ Mary Patricia B. Thompson
Mary Patricia B. Thompson
Senior Vice President of Finance and Administration, Chief Financial Officer