Form 10-Q
period 2009-03-31
MWI Veterinary Supply, Inc.
filed 2009-04-30
CIK 1323974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares of the Registrant’s common stock, $0.01 par value, outstanding as of April 27, 2009 was 12,117,738.

MWI VETERINARY SUPPLY, INC.

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

MWI VETERINARY SUPPLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Dollars and shares in thousands, except per share data
(unaudited)

	Three months ended March 31,		Six months ended March 31,
	2009	2008	2009	2008
Revenues:
Product sales	$199,620	$182,461	$416,236	$371,764
Product sales to related party	11,137	8,922	23,467	20,039
Commissions	3,755	3,577	6,628	6,518
Total revenues	214,512	194,960	446,331	398,321

Cost of product sales	182,878	166,692	381,042	340,268
Gross profit	31,634	28,268	65,289	58,053

Selling, general and administrative expenses	21,498	20,410	44,631	41,713
Depreciation and amortization	867	746	1,702	1,493
Operating income	9,269	7,112	18,956	14,847

Other income (expense):
Interest expense	(75)	(114)	(139)	(165)
Earnings of equity method investees	55	41	121	92
Other	127	117	276	352
Total other income (expense), net	107	44	258	279

Income before taxes	9,376	7,156	19,214	15,126
Income tax expense	(3,589)	(2,778)	(7,478)	(6,048)

Net income	$5,787	$4,378	$11,736	$9,078

Earnings per common share:
Basic	$0.48	$0.36	$0.97	$0.75
Diluted	$0.47	$0.36	$0.95	$0.74

Weighted average common shares outstanding:
Basic	12,076	12,050	12,073	12,048
Diluted	12,296	12,298	12,296	12,297

See Notes to Condensed Consolidated Financial Statements

MWI VETERINARY SUPPLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars and shares in thousands, except per share data
(unaudited)

	March 31,	September 30,
	2009	2008
Assets

Current Assets:
Cash and cash equivalents	$131	$3,419
Receivables, net	135,023	128,564
Inventories	116,982	118,403
Prepaid expenses and other current assets	2,756	3,168
Deferred income taxes	1,466	809
Total current assets	256,358	254,363

Property and equipment, net	9,199	9,687
Goodwill	37,610	37,727
Intangibles, net	10,608	10,945
Other assets, net	2,155	2,083
Total assets	$315,930	$314,805

Liabilities And Stockholders’ Equity

Current Liabilities:
Line-of-credit	$14,700	$—
Accounts payable	97,892	123,003
Accrued expenses	8,837	9,854
Current maturities of long-term debt	97	97
Total current liabilities	121,526	132,954

Deferred income taxes	1,222	751

Long-term debt	—	97

Commitments and contingencies

Stockholders’ Equity
Common stock $0.01 par value, 40,000 authorized; 12,117 and 12,098 shares issued and outstanding, respectively	121	121
Additional paid in capital	122,762	122,319
Retained earnings	70,299	58,563
Total stockholders’ equity	193,182	181,003
Total liabilities and stockholders’ equity	$315,930	$314,805

See Notes to Condensed Consolidated Financial Statements

MWI VETERINARY SUPPLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands (unaudited)

	Six months ended March 31,
	2009	2008
Cash Flows From Operating Activities:
Net income	$11,736	$9,078
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,708	1,499
Amortization of debt issuance costs	21	21
Stock-based compensation	137	45
Deferred income taxes	(186)	(474)
Earnings of equity method investees	(121)	(92)
Loss on disposal of property and equipment	28	—
Tax benefit of common stock options	(224)	(123)
Changes in operating assets and liabilities (net of effects of acquisitions):
Receivables	(6,518)	(5,941)
Inventories	1,421	(12,795)
Prepaid expenses and other current assets	412	375
Accounts payable	(24,570)	6,933
Accrued expenses	(793)	(265)
Net cash used in operating activities	(16,949)	(1,739)

Cash Flows From Investing Activities:
Business acquisitions	117	(4,548)
Purchases of property and equipment	(1,372)	(990)
Other	(50)	(27)
Net cash used in investing activities	(1,305)	(5,565)

Cash Flows From Financing Activities:
Net borrowings on line-of-credit	14,700	—
Proceeds from stock options	12	75
Tax benefit of common stock options	224	123
Payment on long-term debt	(97)	(97)
Issuance of common stock	127	—
Net cash provided by financing activities	14,966	101

Decrease in Cash and Cash Equivalents	(3,288)	(7,203)

Cash and Cash Equivalents at Beginning of Period	3,419	8,599

Cash and Cash Equivalents at End of Period	$131	$1,396

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

In the opinion of our management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly, in all material respects, our results for the periods presented. These condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our 2008 Annual Report on Form 10-K filed with the SEC on November 24, 2008.  The results of operations for the three and six months ended March 31, 2009 are not necessarily indicative of results to be expected for the entire fiscal year.

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

Revenue Recognition

We sell products we source from vendors to our customers through either a “buy/sell” transaction or an agency relationship with our vendors. In a “buy/sell” transaction, we purchase or take inventory of products from the vendor. When a customer places an order with us, we pick, pack, ship and invoice the customer for the order. We recognize revenue from “buy/sell” transactions as product sales when the product is delivered to the customer. We accept product returns from our customers. We estimate returns based on historical experience and recognize these estimated returns as a reduction of product sales. Product returns have historically not been significant to our financial statements. We record revenues net of sales tax.  In an agency relationship, we generally do not purchase and take inventory of products from vendors. We receive an order from a customer, then transmit the order to the vendor, who picks, packs and ships the order to the customer. In some cases, the vendor invoices and collects payment from the customer, while in other cases we invoice and collect payment from the customer on behalf of the vendor. We receive a commission payment for soliciting the order from the customer and for providing other customer service activities. Commissions are recognized when the services upon which the commissions are based are complete. Gross billings from agency contracts were $75,471 and $73,923 for the three months ended March 31, 2009 and 2008, respectively, and generated commission revenue of $3,755 and $3,577, respectively.  Gross billings from agency contracts were $123,137 and $114,740 for the six months ended March 31, 2009 and 2008, respectively, and generated commission revenue of $6,628 and $6,518, respectively.

Cost of Product Sales and Vendor Rebates

Cost of product sales consist of our inventory product cost, including shipping costs to and from our distribution centers. Vendor rebates are recorded based on the terms of the contracts or programs with each vendor. We may receive quarterly, semi-annual or annual performance-based rebates from third-party vendors based upon attainment of certain sales and/or purchase goals. Sales rebates are classified in the accompanying consolidated statements of income as a reduction to cost of product sales at the time the sales performance measures are achieved. Purchase rebates are measured against inventory purchases from the vendors and are classified as a reduction of inventory until the product is sold. When the inventory is sold and purchase measures are achieved, purchase rebates are recognized as a reduction to cost of product sales.

Historically, actual results have not significantly deviated from those determined using the estimates described above. We expect that our estimates in the future will continue to be reasonable as our rebates are based on specific vendor program goals and are principally recorded upon achievement of sales or purchase performance measures. Vendors may change or eliminate rebate programs from year to year.

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

NOTE 3 — BUSINESS ACQUISITION

In July 2008, we acquired substantially all of the assets of AAHA Services Corporation, operating as AAHA MARKETLink (“AAHA MARKETLink”) for approximately $8,676, net of cash acquired of $1,320 (including direct acquisition costs of approximately $212).  The purchase price of $8,676 was reduced by $117 during the six months ended March 31, 2009 as a result of a post-closing working capital adjustment.  Based near Denver, Colorado, AAHA MARKETLink was a distributor of animal health products to members of the American Animal Hospital Association.

NOTE 4 — RECEIVABLES

	March 31,	September 30,
	2009	2008
Trade	$127,160	$118,242
Vendor rebates and programs	9,845	11,200
	137,005	129,442
Allowance for doubtful accounts	(1,982)	(878)
	$135,023	$128,564

Product sales resulting from transactions with a single customer were 11% and 10% of total product sales during the three and six months ended March 31, 2009, respectively, and 10% and 9% of total products sales during the three and six months ended March 31, 2008, respectively. Approximately 11% and 10% of our trade receivables resulted from transactions with this single customer as of March 31, 2009 and September 30, 2008, respectively.

NOTE 5 — PROPERTY AND EQUIPMENT

	March 31,	September 30,
	2009	2008
Land	$20	$20
Leasehold improvements	3,548	3,094
Machinery, furniture and equipment	12,618	11,587
Computer equipment	3,233	3,428
Construction in progress	98	1,626
	19,517	19,755
Accumulated depreciation	(10,318)	(10,068)
	$9,199	$9,687

Depreciation expense was $662 and $595 for the three months ended March 31, 2009 and 2008, respectively.  Depreciation expense was $1,291 and $1,218 for the six months ended March 31, 2009 and 2008, respectively.

NOTE 6 — INTANGIBLES

		March 31,	September 30,
	Useful Lives	2009	2008
Amortizing:
Customer relationships	9-20 years	$9,076	$9,076
Covenants not to compete	1-5 years	686	686
Other	3-5 years	257	257
		10,019	10,019
Accumulated amortization		(1,763)	(1,346)
		8,256	8,673
Non-Amortizing:
Trade names and patents		2,352	2,272
		$10,608	$10,945

Amortization expense was $208 and $154 for the three months ended March 31, 2009 and 2008, respectively.  Amortization expense was $417 and $281 for the six months ended March 31, 2009 and 2008, respectively.  Estimated future annual amortization expense related to intangible assets as of March 31, 2009 follows:

Amount
Remainder of 2009	$412
2010	803
2011	786
2012	760
2013	675
Thereafter	4,820
$8,256

The above projection of amortization expense includes preliminary estimates of intangible assets and lives associated with the acquisition of substantially all of the assets of AAHA MARKETLink.  These amounts may be adjusted during the allocation period as defined in SFAS No. 141, Business Combinations.

NOTE 7 — CREDIT FACILITY AND LONG-TERM DEBT

Line-of-Credit—On December 13, 2006, MWI Veterinary Supply Co., our wholly-owned subsidiary (“MWI Co.”) as borrower, entered into an unsecured credit agreement with us and Memorial Pet Care, Inc. (our wholly-owned subsidiary), as guarantors, and Bank of America, N.A. and Wells Fargo Bank, N.A., (collectively, the “lenders”) for the provision of a revolving credit facility (the “facility”).  The facility allows for borrowings in the aggregate of $70,000, with the right to request an increase in the commitment of the lenders to $100,000.  The facility has a maturity date of December 1, 2011 and a variable interest rate equal to the Daily LIBOR Floating Rate or the LIBOR 1-month fixed rate plus a margin ranging from 0.7% to 1.25% or the Prime Rate (at our option).  The lenders also receive an unused line fee and letter of credit fee equal to 0.125% of the unused amount of the facility. Our outstanding balance on the facility at each of March 31, 2009 and September 30, 2008 was $14,700 and $0, respectively, and the interest rate for the facility was 1.21% as of March 31, 2009.

The facility contains certain financial covenants as well as other restrictive covenants. As of March 31, 2009, we were in compliance with all covenants in the facility.  The facility allows for the issuance of up to $10,000 in letters of credit. The letters of credit would typically act as a guarantee of payment to certain third-parties in accordance with specified terms and conditions. We had no letters of credit at March 31, 2009 and four letters of credit totaling $400 at September 30, 2008. There were no outstanding borrowings on these letters of credit at either March 31, 2009 or September 30, 2008.

Long-Term Debt—In January 2005, we issued a promissory note in the aggregate principal amount of $487 in partial consideration for the purchase of substantially all the assets of Vetpo Distributors, Inc. The note bears interest at the prime rate (3.25% at March 31, 2009), payable quarterly. The principal of the note is payable in five equal annual installments, the first of which was due on January 1, 2006.  The balance on this promissory note was $97 and $194 at March 31, 2009 and September 30, 2008, respectively.

NOTE 8 — COMMON STOCK AND STOCK-BASED AWARDS

We have two stock-based award plans: the 2002 Stock Option Plan and the Amended and Restated 2005 Stock-Based Incentive Compensation Plan (the “2005 Plan”).  The 2005 Plan allows our Board of Directors to grant common stock options, restricted stock, deferred units and other stock-based awards to directors, executives and other key employees.  These plans have been developed to provide additional incentives by allowing equity ownership in our Company and, as a result, encouraging participants to contribute to our success.  At March 31, 2009, 404,311 options to purchase common stock were outstanding (347,903 options vested and exercisable) with a weighted average exercise price of $2.94 and expiring through September 2015.

We granted no common stock options during each of the three and six months ended March 31, 2009 and 2008.  During the three months ended March 31, 2009 and 2008, we did not issue any shares of restricted stock under the 2005 Plan.  During the six months ended March 31, 2009 and 2008, we issued 0 and 4,000 shares of restricted stock under the 2005 Plan, respectively, which vest ratably over 5 years.  During the three months ended March 31, 2009 and 2008, we recognized $89 and $32 of compensation expense related to restricted stock grants, respectively.  During the six months ended March 31, 2009 and 2008, we recognized $179 and $62 of compensation expense related to restricted stock grants, respectively.  At March 31, 2009, 1,483,631 shares were available to be issued under our stock-based award plans.

We also have an employee stock purchase plan (“ESPP”) that allows substantially all employees to purchase shares of our common stock at 95% of the fair market value on the date of purchase.  The purchase date is the last trading date of the purchase period, which begins in March, June, September and December.  Employees accumulate amounts through payroll deductions during the purchase period of between 1% and 10% but no more than $20,000 annually.  An employee is allowed to purchase a maximum of 200 shares per purchase period.  During the three and six months ended March 31, 2009, we issued 2,269 and 5,326 shares, respectively, of our common stock under the ESPP.  At March 31, 2009, there were 493,103 shares available to be issued under the ESPP.

NOTE 9 — INCOME TAXES

Our effective tax rate for the three months ended March 31, 2009 and 2008 was 38.3% and 38.8%, respectively.  Our effective tax rate for the six months ended March 31, 2009 and 2008 was 38.9% and 40.0%, respectively.  The change in effective rate is due to resolution of certain unrecognized tax benefits.

As of March 31, 2009, we had $226 of unrecognized tax benefits, of which $27 would impact our effective rate if recognized. Our policy for classifying interest and penalties associated with unrecognized tax benefits is to include such items in income tax expense.  The amount of interest and penalties recognized during the three and six months ended March 31, 2009 was not material.

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

Additionally, we are in the process of entering into voluntary disclosure agreements with certain state jurisdictions and it is reasonably possible that these will be settled within the next twelve months, which would decrease the liability for uncertain tax benefits by approximately $41 as a result of the payment of additional tax expected to be due. Settlement of any particular position would usually require the use of cash.  The resolution of a matter would be recognized as an adjustment to our income tax expense and our effective tax rate in the period of resolution.  With few exceptions, we are no longer subject to income tax examination for years before 2003 in the U.S. and significant state and local jurisdictions.

NOTE 10 — COMPUTATION OF EARNINGS PER SHARE (In thousands, except per share data)

	Three months ended March 31,
	2009		2008
	Basic	Diluted	Basic	Diluted
Net income	$5,787	$5,787	$4,378	$4,378
Weighted average common shares outstanding	12,076	12,076	12,050	12,050
Effect of diluted securities
Stock options and restricted stock		220		248
Weighted average diluted shares outstanding		12,296		12,298
Earnings per share	$0.48	$0.47	$0.36	$0.36
Anti-dilutive shares excluded from calculation		—		—

	Six months ended March 31,
	2009		2008
	Basic	Diluted	Basic	Diluted
Net income	$11,736	$11,736	$9,078	$9,078
Weighted average common shares outstanding	12,073	12,073	12,048	12,048
Effect of diluted securities
Stock options and restricted stock		223		249
Weighted average shares outstanding		12,296		12,297
Earnings per share	$0.97	$0.95	$0.75	$0.74
Anti-dilutive shares excluded from calculation		—		—

NOTE 11 — RELATED PARTIES

MWI Co. holds a 50.0% membership interest in Feeders’ Advantage.  MWI Co. charged Feeders’ Advantage for certain operating and administrative services in the amounts of $193 and $129 for the three months ended March 31, 2009 and 2008, respectively, and $372 and $286 for the six months ended March 31, 2009 and 2008, respectively.  Sales of products to Feeders’ Advantage were $11,138 and $8,921 for the three months ended March 31, 2009 and 2008, respectively, which represented 5% of total product sales during both of the three months ended March 31, 2009 and 2008.  Sales of products to Feeders’ Advantage were $23,468 and $20,038 for the six months ended March 31, 2009 and 2008, respectively, which represented 5% of total product sales during both of the six months ended March 31, 2009 and 2008.

MWI Co. provides Feeders’ Advantage with a line-of-credit to finance its day-to-day operations. This line-of-credit bears interest at the prime rate. The interest due on the line-of-credit is calculated and charged to Feeders’ Advantage on the last day of each month. Conversely, to the extent MWI Co. has a payable balance due to Feeders’ Advantage, the payable balance accrues interest in favor of Feeders’ Advantage at the average federal funds rates in effect for that month. As of March 31, 2009 and September 30, 2008, MWI Co. had a payable balance to Feeders’ Advantage of $1,302 and $429, respectively.

NOTE 12 — STATEMENTS OF CASH FLOWS — SUPPLEMENTAL AND NON-CASH DISCLOSURES

	Six months ended March 31,
	2009	2008
Supplemental Disclosures
Cash paid for interest	$104	$128
Cash paid for income taxes	7,152	6,272
Non-cash Activities
Equipment acquisitions financed with accounts payable	39	150

NOTE 13 — COMMITMENTS AND CONTINGENCIES

From time to time, in the normal course of business, we may become a party to legal proceedings that may have an adverse effect on our financial position, results of operations and cash flows. At March 31, 2009, we were not a party to any material pending legal proceedings and were not aware of any claims that could have a material adverse effect on our financial position, results of operations or cash flows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MWI Veterinary Supply, Inc.

Meridian, ID

We have reviewed the accompanying condensed consolidated balance sheet of MWI Veterinary Supply, Inc. and subsidiaries (the “Corporation”) as of March 31, 2009, and the related condensed consolidated statements of income for the three-month and six-month periods ended March 31, 2009 and 2008, and of cash flows for the six-month periods ended March 31, 2009 and 2008.  These interim financial statements are the responsibility of the Corporation’s management.

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
April 30, 2009

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

Historically, we estimate that approximately two-thirds of our total revenues have been generated from sales to the companion animal market and one-third from sales to the production animal market. The state of the overall economy and consumer spending have impacted both markets, while volatile commodity prices in grain, corn and feeder cattle and changes in weather patterns have also affected demand in the production animal market.  Both markets have been integral to our financial results and we intend to continue supporting both markets.

We believe that growth in the companion animal market has slowed recently as a result of a decrease in consumer spending and a general slowdown in the economy.  Historically, growth in the companion animal market has been due to the increasing number of households with companion animals, increased expenditures on animal health and preventative care, an aging pet population, advancements in pharmaceuticals and diagnostic testing and extensive marketing programs sponsored by companion animal nutrition and pharmaceutical companies. While the average order size for companion animal health products is often smaller than production animal health products, companion animal health products typically have higher margins. We intend to continue to penetrate this market through internal growth initiatives and selective acquisitions.

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

Our top ten vendors supplied products that accounted for approximately 70% and 71% of our revenues for the six months ended March 31, 2009 and 2008, respectively, and 72% of our revenues for the fiscal year ended September 30, 2008.  Pfizer supplied products that accounted for approximately 26% and 24% of our revenues during the six months ended March 31, 2009 and 2008, respectively, and  23% of our revenues for our fiscal year ended September 30, 2008.  Fort Dodge supplied products that accounted for approximately 11% of our revenues during both of the six months ended March 31, 2009 and 2008, and 12% of our revenues for our fiscal year ended September 30, 2008.  Intervet-Schering, a subsidiary of Schering Plough Corporation (“Schering Plough”), supplied products that accounted for approximately 10% and 9% of our revenues during the six months ended March 31, 2009 and 2008, respectively, and 9% of our revenues for our fiscal year ended September 30, 2008.  Merial Limited (“Merial”), a joint venture between Merck & Co., Inc. and Sanofi-Aventis S.A., supplies the majority of their products to us under an agency relationship.  Commission revenue generated from Merial products accounted for approximately 52% and 62% of total commission revenues for the six months ended March 31, 2009 and 2008, respectively, and 60% of total commission revenues for our fiscal year ended September 30, 2008.  Of the Pfizer supplied products, production animal products under a livestock agreement accounted for approximately 16% and 18% of our revenues during the six months ended March 31, 2009 and 2008, respectively and approximately 17% of our revenues for our fiscal year ended September 30, 2008.

On January 26, 2009, Pfizer and Wyeth announced that they had entered into a merger agreement under which Pfizer will acquire all of the outstanding stock of Wyeth.  Pfizer and Fort Dodge, which is a division of Wyeth, are our two largest vendors as measured by our revenues.  On March 9, 2009, Merck and Schering-Plough announced that they had entered into a merger agreement under which Merck will acquire all of the outstanding stock of Schering-Plough.

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

On December 12, 2008, we entered into a 2009 Livestock Products Distribution Agreement (the “Agreement”) with Pfizer, Inc. which was effective January 1, 2009.  Under the Agreement, MWI is entitled to distribute Pfizer’s livestock products to customers in the livestock field.  The Agreement allows for a reduced fee for logistics and has eliminated incentive fees and rebates compared to the 2008 Livestock Products Agreement.  MWI is required to maintain sufficient inventory levels to meet customer demand and to store products in accordance with their respective label instructions.  The Agreement expires on December 31, 2009 and may be terminated by either party with or without cause upon 30 days prior written notice.

Acquisitions

In July 2008, we acquired substantially all of the assets of AAHA MARKETLink.  Based near Denver, Colorado, AAHA MARKETLink was a distributor of animal health products to members of American Animal Health Association.

For more information on our business, see our Annual Report on Form 10-K filed with the SEC on November 24, 2008.

Results of Operations

The following table summarizes our results of operations for the three and six months ended March 31, 2009 and 2008, in dollars and as a percentage of total revenues.

	Three Months Ended March 31,				Six Months Ended March 31,
	2009	%	2008	%	2009	%	2008	%
Revenues:
Product sales	$199,620	93.1%	$182,461	93.6%	$416,236	93.3%	$371,764	93.4%
Product sales to related party	11,137	5.2%	8,922	4.6%	23,467	5.2%	20,039	5.0%
Commissions	3,755	1.7%	3,577	1.8%	6,628	1.5%	6,518	1.6%
Total revenues	214,512	100.0%	194,960	100.0%	446,331	100.0%	398,321	100.0%

Cost of product sales	182,878	85.3%	166,692	85.5%	381,042	85.4%	340,268	85.4%
Gross profit	31,634	14.7%	28,268	14.5%	65,289	14.6%	58,053	14.6%

Selling, general and administrative expenses	21,498	10.0%	20,410	10.5%	44,631	10.0%	41,713	10.5%
Depreciation and amortization	867	0.4%	746	0.4%	1,702	0.4%	1,493	0.4%
Operating income	9,269	4.3%	7,112	3.6%	18,956	4.2%	14,847	3.7%

Other income (expense):
Interest expense	(75)	0.0%	(114)	-0.1%	(139)	0.0%	(165)	0.0%
Earnings of equity method investees	55	0.0%	41	0.0%	121	0.0%	92	0.0%
Other	127	0.1%	117	0.1%	276	0.1%	352	0.1%
Total other income (expense), net	107	0.1%	44	0.0%	258	0.1%	279	0.1%

Income before taxes	9,376	4.4%	7,156	3.6%	19,214	4.3%	15,126	3.8%
Income tax expense	(3,589)	-1.7%	(2,778)	-1.4%	(7,478)	-1.7%	(6,048)	-1.5%
Net income	$5,787	2.7%	$4,378	2.2%	$11,736	2.7%	$9,078	2.3%

Earnings per common share:
Basic	$0.48		$0.36		$0.97		$0.75
Diluted	$0.47		$0.36		$0.95		$0.74

Weighted average common shares outstanding (in thousands):
Basic	12,076		12,050		12,073		12,048
Diluted	12,296		12,298		12,296		12,297

Other Data:
Product sales from Internet as a percentage of sales	31%		27%		29%		25%
Field sales representatives (at end of period)	187		173		187		173
Telesales representatives (at end of period)	135		130		135		130
Fill rate (1)	98%		98%		98%		98%

(1)   Defined as, for any period, the dollar value of orders shipped the same day they were placed from any distribution center expressed as a percentage of the total dollar value of the orders placed by customers in the period.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Total Revenues.  Total revenues increased 10.0% to $214,512 for the three months ended March 31, 2009, from $194,960 for the three months ended March 31, 2008.  Revenues grew primarily due to increased sales from new customers.  New and existing customers represented approximately 93% and 7%, respectively, of the growth in total revenues during the three months ended March 31, 2009.  For the purpose of calculating growth rates of new and existing customer revenue, we have defined a new customer as a customer that did not purchase product from us in the corresponding fiscal quarter of the prior year, with the remaining customer base being considered existing customers.  Included in the new customer growth were approximately $2,891 of revenues attributable to new customers acquired as a result of the acquisition of substantially all of the assets of AAHA MARKETLink as of July 1, 2008.  Additionally, we had approximately $5,235 of incremental revenues as a result of the acquisition of substantially all of the assets of AAHA MARKETLink from customers who had previously been purchasing from both MWI and AAHA MARKETLink.  Product sales to related party increased by 24.8% to $11,137 for the quarter ended March 31, 2009, compared to $8,922 for the quarter ended March 31, 2008 due to increased placements into feedlots for Feeders’ Advantage during the quarter compared to the same period in the prior year.   Commissions increased 5.0% to $3,755 for the three months ended March 31, 2009, from $3,577 for the three months ended March 31, 2008.

Gross Profit.  Gross profit increased by 11.9% to $31,634 for the three months ended March 31, 2009, from $28,268 for the three months ended March 31, 2008.  Gross profit as a percentage of total revenues was 14.7% and 14.5% for the three months ended March 31, 2009 and 2008, respectively. The increase in gross profit as a percentage of total revenues was due to improved freight costs as a percentage of revenues as well as an improvement in product margin during the quarter, partially offset by a decrease in vendor rebates.  Vendor rebates decreased approximately $400 for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.  This decrease was due to the approximately $400 that was earned in the quarter ended March 31, 2008 that stemmed from a difference with a key vendor over a rebate that was expected to be earned in the quarter ended December 31, 2007.

Selling, General and Administrative (“SG&A”).  SG&A expenses increased 5.3% to $21,498 for the three months ended March 31, 2009, from $20,410 for the three months ended March 31, 2008.  SG&A expenses as a percentage of revenues were 10.0% and 10.5% for the three months ended March 31, 2009 and 2008, respectively, due to operating leverage and cost-control measures. The dollar increase in SG&A expenses was primarily due to increased compensation costs as well as an increase in our allowance for doubtful accounts, partially offset by decreases in fees to outside service providers and travel expenses.  Our total headcount decreased by 6 employees as of March 31, 2009, compared to March 31, 2008 due to operational changes made during the quarter.  Our sales headcount increased by 19 employees as of March 31, 2009, compared to March 31, 2008 to 187 field sales representatives and 135 telesales representatives.

Depreciation and Amortization.  Depreciation and amortization expense increased 16.2% to $867 for the three months ended March 31, 2009, from $746 for the three months ended March 31, 2008.  This increase was primarily the result of amortization related to the AAHA MARKETLink acquisition.  Depreciation expense also increased as a result of capital expenditures since March 31, 2008 related to improvements in our distribution centers and information technology systems.

Other Income (Expense).  Other income (expense) increased 143.2% to $107 in income for the three months ended March 31, 2009 from $44 in income for the three months ended March 31, 2008. This increase in other income (expense) was due to a decline in interest expense of $39 to $75 for the three months ended March 31, 2009, compared to $114 for the three months ended March 31, 2008.  This decrease in interest expense was a result of the lower interest rates during the quarter, partially offset by a higher outstanding balance on our revolving credit facility.

Income Tax Expense.  Our effective tax rate for the three months ended March 31, 2009 and 2008 was 38.3% and 38.8%, respectively.

Six Months Ended March 31, 2009 Compared to Six Months Ended March 31, 2008

Total Revenues.  Total revenues increased 12.1% to $446,331 for the six months ended March 31, 2009, from $398,321 for the six months ended March 31, 2008.  Revenues grew primarily due to increased sales from new customers.  New and existing customers represented approximately 80% and 20%, respectively, of the growth in total revenues during the six months ended March 31, 2009.  Included in the new customer growth were approximately $5,259 of revenues attributable to new customers acquired as a result of the acquisition of substantially all of the assets of AAHA MARKETLink as of July 1, 2008.  Additionally, we had approximately $10,742 of incremental revenues as a result of the acquisition of substantially all of the assets of AAHA MARKETLink from customers who had previously been purchasing from both MWI and AAHA MARKETLink.  Product sales to related party increased by 17.1% to $23,467 for the six months ended March 31, 2009, compared to $20,039 for the six months ended March 31, 2008.  Commissions increased 1.7% to $6,628 for the six months ended March 31, 2009, from $6,518 for the six months ended March 31, 2008.

Gross Profit.  Gross profit increased by 12.5% to $65,289 for the six months ended March 31, 2009, from $58,053 for the six months ended March 31, 2008.  Gross profit as a percentage of total revenues was 14.6% for both of the six months ended March 31, 2009 and 2008. Gross profit as a percentage of revenues benefited from an improvement in freight costs as a percentage of revenues but was offset by a decrease in commission revenues as a percentage of revenues.  Vendor rebates increased approximately $800 for the six months ended March 31, 2009 compared to the six months ended March 31, 2008.

Selling, General and Administrative.  SG&A expenses increased 7.0% to $44,631 for the six months ended March 31, 2009, from $41,713 for the six months ended March 31, 2008.  SG&A expenses as a percentage of revenues were 10.0% and 10.5% for the six months ended March 31, 2009 and 2008, respectively, due to operating leverage and cost-control measures. The dollar increase in SG&A expenses was primarily due to increased compensation costs as well as an increase in our allowance for doubtful accounts.

Depreciation and Amortization.  Depreciation and amortization expense increased 14.0% to $1,702 for the six months ended March 31, 2009, from $1,493 for the six months ended March 31, 2008.  This increase was primarily the result of amortization related to the AAHA MARKETLink acquisition.  Depreciation expense also increased as a result of capital expenditures since March 31, 2008 related to improvements in our distribution centers and information technology systems.

Other Income (Expense).  Other income (expense) decreased 7.5% to $258 in income for the six months ended March 31, 2009 from $279 in income for the six months ended March 31, 2008. This decrease in other income (expense) was due to a decline in interest revenue of $105 to $3 for the six months ended March 31, 2009, compared to $108 for the six months ended March 31, 2008.  This decrease was a result of the lower interest rates coupled with a lower cash balance during the six months ended March 31, 2009.

Income Tax Expense.  Our effective tax rate for the six months ended March 31, 2009 and 2008 was 38.9% and 40.0%, respectively.  The change in the effective tax rate is due to resolution of certain unrecognized tax benefits.

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

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows generated from operations and borrowings on our revolving credit facility under our credit agreement. We use capital primarily to fund day-to-day operations and to maintain sufficient inventory levels in order to promptly fulfill customer orders and to expand our operations and sales growth. We believe our capital resources, including our ability to borrow funds from our revolving credit facility, will be sufficient to meet our anticipated cash needs for at least the next twelve months.  Bank of America, N.A. and Wells Fargo, N.A. are the lenders for the revolving credit facility.  The revolving credit facility allows for borrowings in the aggregate of $70,000, with the right to request an increase in the commitment to $100,000. The facility has a maturity date of December 1, 2011 and a variable interest rate equal to the Daily LIBOR Floating Rate or the LIBOR 1-month fixed rate plus a margin ranging from 0.7% to 1.25% or the Prime Rate (at our option).  The lenders also receive an unused line fee and letter of credit fee equal to 0.125% of the unused amount of the facility. Our outstanding balance on the facility at March 31, 2009 was $14,700.

The facility allows for the issuance of up to $10,000 in letters of credit. The letters of credit typically act as guarantees of payment to certain third parties in accordance with specified terms and conditions. We had no letters of credit at March 31, 2009 and four letters of credit totaling $400 at September 30, 2008. There were no outstanding borrowings on these letters of credit at either March 31, 2009 or September 30, 2008.

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

Operating Activities.  For the six months ended March 31, 2009, cash used in operations was $16,949 and was primarily attributable to net income of $11,736, a increase of receivables of $6,518 due to revenue growth and the impact of extended receivable terms which will be due during the June quarter, a decrease in inventories of $1,421 due to effective management of inventory, partially offset by strategic inventory purchases that were made in December 2008 ahead of vendor price increases, and a decrease in accounts payable of $24,570 due primarily to payment of inventory that was purchased in December 2008 ..

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

Investing Activities.  For the six months ended March 31, 2009, net cash used in investing activities was $1,305 and was primarily due to capital expenditures of $1,372 related to distribution center infrastructure, including the relocation of the Dallas distribution center in November 2008 and technology investments.

For the six months ended March 31, 2008, net cash used in investing activities was $5,565 and was primarily due to the acquisition of Tri V for $4,598 coupled with capital expenditures of $990, primarily related to distribution center infrastructure and technology investments.

Financing Activities.  For the six months ended March 31, 2009, net cash provided by financing activities was $14,966, which was primarily due to use of $14,700 on our revolving credit facility.  Our revolving credit facility is used to finance our working capital requirements and fluctuates based on timing of payables and collection of receivables.

For the six months ended March 31, 2008, net cash provided by financing activities was $101, which was due to the proceeds and tax benefit of stock option exercises of $198 offset by a payment on our long-term debt of $97.

Contractual Obligations and Guarantees

For information on our contractual obligations and guarantees, see our Annual Report on Form 10-K filed on November 24, 2008 with the SEC. During the three and six months ended March 31, 2009 there were no material changes to the contractual and other long-term obligations reported in our Form 10-K on November 24, 2008, except as follows:

The total liability for certain tax positions decreased by $264 to $244 at March 31, 2009 due to resolution of certain tax liabilities.  We expect resolution of these tax positions to be finalized in the next twelve months.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks primarily from changes in interest rates in the United States. The Company does not engage in financial transactions for trading or speculative purposes.

The interest payable on our revolving credit facility is based on variable interest rates and is therefore affected by changes in market interest rates. The outstanding balance on the facility as of March 31, 2009 was $14,700.  Based on a balance on the facility of $14,700, a change of 10% from the interest rate as of March 31, 2009, which was 1.2% (Daily LIBOR Floating Rate plus .70%), would have changed interest by $18.

Item 4.  Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the

Securities Exchange Act of 1934) as of March 31, 2009.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

•                  the impact of vendor consolidation on our business;

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

During the year ended September 30, 2008, we distributed more than 30,000 products, of which over 15,000 were stocked in our distribution centers, sourced from approximately 500 vendors to over 19,000 veterinary practices. We currently do not manufacture the vast majority of our products and are dependent on these vendors for our supply of products. Our top ten vendors supplied products that accounted for approximately 70% and 71% of our revenues for the six months ended March 31, 2009 and 2008, respectively, and 72% of our revenues for the fiscal year ended September 30, 2008.  Pfizer supplied products that accounted for approximately 26% and 24% of our revenues during the six months ended March 31, 2009 and 2008, respectively, and  23% of our revenues for our fiscal year ended September 30.  Fort Dodge supplied products that accounted for approximately 11% of our revenues during the six months ended March 31, 2009 and 2008, and 12% of our revenues for our fiscal year ended September 30, 2008.  Intervet-Schering, a subsidiary of Schering Plough Corporation (“Schering Plough”) supplied products that accounted for approximately 10% and 9% of our revenues during the six months ended March 31, 2009 and 2008, respectively, and 9% of our revenues for our fiscal year ended September 30, 2008.  Merial Limited (“Merial”), a joint venture between Merck & Co., Inc. and Sanofi Aventis S.A., supplies the majority of their products to us under an agency relationship.  Commission revenue generated from Merial products accounted for approximately 52% and 62% of total commission revenues for the six months ended March 31, 2009 and 2008, respectively, and 60% of total commission revenues for our fiscal year ended September 30, 2008.  Of the Pfizer supplied products, production animal products under a livestock agreement accounted for approximately 16% and 18% of our revenues during the six months ended March 31, 2009 and 2008, respectively, and approximately 17% of our revenues for our fiscal year ended September 30, 2008.

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

Consolidation among our vendors could be harmful to our business.

On January 26, 2009, Pfizer and Wyeth announced that they had entered into a merger agreement under which Pfizer will acquire all of the outstanding stock of Wyeth.  Pfizer and Fort Dodge, a division of Wyeth, are our two largest vendors as measured by our revenues.  On March 9, 2009, Merck and Schering-Plough announced that they had entered into a merger agreement under which Merck will acquire all of the outstanding stock of Schering-Plough.  Merial Limited, a joint venture between Merck & Co., Inc. and Sanofi Aventis S.A., and Intervet-Schering, a subsidiary of Schering-Plough, are also two of our largest vendors.  If the Pfizer-Wyeth and/or Merck-Schering-Plough mergers are consummated, the surviving companies will have high market shares with respect to certain animal health products, and they could use their increased leverage in the channel to negotiate terms with distributors that are materially worse to the distributor than the terms that we have been able to negotiate with Pfizer, Fort Dodge, Merial and Intervet-Schering individually while they were competing with each other.

An economic downturn could materially adversely affect our business.

Our business may be materially adversely affected by negative trends in the general economy that could reduce consumer discretionary spending on animal health products. Levels of consumer spending have recently deteriorated significantly in the United States and may remain depressed for the foreseeable future.  Some of the factors that could influence the levels of consumer spending include continuing increases in fuel and other energy costs, conditions in the residential real estate and mortgage markets, unemployment levels,  healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior.  In addition, volatility in commodity prices such as corn, grain and feeder cattle, changes in weather patterns causing cattle to graze for longer periods and changes in the general economy may adversely impact the amount spent by animal owners in the production animal market.  Our business ultimately depends on the ability and willingness of animal owners to pay for our products. This dependence could make us more vulnerable to any reduction in consumer confidence or disposable income than companies in other industries that are less reliant on consumer spending, such as the human health care industry, in which a large portion of payments are made by insurance programs.  Additionally, any cost-cutting measures taken to offset the effects of an economic downturn could materially impact our ability to generate future revenue growth.

We generally extend some level of credit to our customers. If customers’ cash flow or operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain other sources of credit, they may not be able to pay or may delay payment to us, or in some cases may return products to us. Any inability of current and/or potential customers to pay us for our products and/or services due to their deteriorating financial condition or otherwise may adversely affect our results of operations and financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information concerning our repurchase of shares of our common stock during the three months ended March 31, 2009.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2009 to January 31, 2009	—		—	—	—
February 1, 2009 to February 28, 2009	80	(1)	$26.31	—	—
March 1, 2009 to March 31, 2009	151	(1)	$25.06	—	—
Total	231	(1)	$25.49	—	—

(1)   These shares were withheld upon the vesting of employee restricted stock grants in connection with payment of required withholding taxes.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on February 11, 2009 and transacted the following business:

1)              Election of Directors

Nominee	Votes For	Votes Withheld
Keith E. Alessi	9,832,159	1,716,286
Bruce C. Bruckmann	11,457,113	91,332
James F. Cleary, Jr.	11,518,747	29,698
John F. McNamara	9,857,867	1,690,578
A. Craig Olson	11,520,093	28,352
Robert N. Rebholtz, Jr.	11,520,408	28,037
William J. Robison	11,493,558	54,887

2)              Ratification of Appointment of Independent Registered Public Accountant

Votes For	Votes Against	Abstentions	Broker Non-Vote
11,493,551	49,747	5,147	0

Item 5.  Other Information

None.

Item 6.  Exhibits

10.1	2009 Pfizer Equine Products Marketing Agreement between MWI Veterinary Supply Co. and Pfizer Inc. effective as of January 1, 2009 †

10.2	Companion Animal AAHA MarketLink Management Agreement between MWI Veterinary Supply Co. and Pfizer Inc. effective as of March 1, 2009 †

10.3	2009 Strategic Brands Distribution Agreement between MWI Veterinary Supply, Inc. and Pfizer Inc. effective as of January 1, 2009 †

10.4	Companion Animal Select Brands Distribution Agreement between MWI Veterinary Supply, Inc. and Pfizer Inc. effective as of January 1, 2009 †

15	Letter re: Unaudited Interim Financial Information

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†              Certain portions of the exhibit have been omitted pursuant to a confidential treatment request submitted to the SEC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MWI Veterinary Supply, Inc.
(Registrant)

Date: April 30, 2009	/s/ Mary Patricia B. Thompson
Mary Patricia B. Thompson
Senior Vice President of Finance and Administration, Chief Financial Officer