Form 10-Q
period 2009-06-30
MWI Veterinary Supply, Inc.
filed 2009-07-30
CIK 1323974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2009

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of July 28, 2009 was 12,120,581.

MWI VETERINARY SUPPLY, INC.

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

MWI VETERINARY SUPPLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Dollars and shares in thousands, except per share data
(unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008
Revenues:
Product sales	$231,743	$196,325	$647,979	$568,089
Product sales to related party	12,075	8,689	35,542	28,728
Commissions	3,645	3,263	10,273	9,781
Total revenues	247,463	208,277	693,794	606,598

Cost of product sales	212,980	177,970	594,022	518,238
Gross profit	34,483	30,307	99,772	88,360

Selling, general and administrative expenses	22,748	20,802	67,379	62,515
Depreciation and amortization	844	757	2,546	2,250
Operating income	10,891	8,748	29,847	23,595

Other income (expense):
Interest expense	(63)	(53)	(202)	(218)
Earnings of equity method investees	53	37	174	129
Other	130	115	406	467
Total other income (expense), net	120	99	378	378

Income before taxes	11,011	8,847	30,225	23,973
Income tax expense	(4,395)	(3,429)	(11,873)	(9,477)

Net income	$6,616	$5,418	$18,352	$14,496

Earnings per common share:
Basic	$0.55	$0.45	$1.52	$1.20
Diluted	$0.54	$0.44	$1.49	$1.18

Weighted average common shares outstanding:
Basic	12,079	12,051	12,075	12,049
Diluted	12,303	12,298	12,298	12,297

See Notes to Condensed Consolidated Financial Statements

MWI VETERINARY SUPPLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars and shares in thousands, except per share data
 (unaudited)

	June 30,	September 30,
	2009	2008
Assets

Current Assets:
Cash and cash equivalents	$5,070	$3,419
Receivables, net	130,724	128,564
Inventories	118,350	118,403
Prepaid expenses and other current assets	2,565	3,168
Deferred income taxes	1,799	809
Total current assets	258,508	254,363

Property and equipment, net	8,818	9,687
Goodwill	37,610	37,727
Intangibles, net	10,401	10,945
Other assets, net	2,408	2,083
Total assets	$317,745	$314,805

Liabilities And Stockholders’ Equity

Current Liabilities:
Line-of-credit	$—	$—
Accounts payable	106,162	123,003
Accrued expenses	10,269	9,854
Current maturities of long-term debt	97	97
Total current liabilities	116,528	132,954

Deferred income taxes	1,242	751

Long-term debt	—	97

Commitments and contingencies

Stockholders’ Equity
Common stock $0.01 par value, 40,000 authorized; 12,120 and 12,098 shares issued and outstanding, respectively	121	121
Additional paid in capital	122,939	122,319
Retained earnings	76,915	58,563
Total stockholders’ equity	199,975	181,003
Total liabilities and stockholders’ equity	$317,745	$314,805

See Notes to Condensed Consolidated Financial Statements

MWI VETERINARY SUPPLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in thousands (unaudited)

	Nine months ended June 30,
	2009	2008
Cash Flows From Operating Activities:
Net income	$18,352	$14,496
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,555	2,259
Amortization of debt issuance costs	32	32
Stock-based compensation	221	77
Deferred income taxes	(499)	(468)
Earnings of equity method investees	(174)	(129)
Loss on disposal of property and equipment	28	1
Tax benefit of common stock options	(225)	(130)
Changes in operating assets and liabilities (net of effects of acquisitions):
Receivables	(2,245)	4,716
Inventories	(159)	(24,300)
Prepaid expenses and other current assets	603	408
Accounts payable	(16,282)	12,223
Accrued expenses	640	561
Net cash provided by operating activities	2,847	9,746

Cash Flows From Investing Activities:
Business acquisitions	117	(4,548)
Purchases of property and equipment	(1,649)	(1,460)
Other	5	300
Net cash used in investing activities	(1,527)	(5,708)

Cash Flows From Financing Activities:
Proceeds from stock options	15	94
Tax benefit of common stock options	225	130
Payment on long-term debt	(97)	(97)
Issuance of common stock	188	—
Net cash provided by financing activities	331	127

Increase in Cash and Cash Equivalents	1,651	4,165

Cash and Cash Equivalents at Beginning of Period	3,419	8,599

Cash and Cash Equivalents at End of Period	$5,070	$12,764

See Notes to Condensed Consolidated Financial Statements

MWI VETERINARY SUPPLY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dollars in thousands, except per share data
(unaudited)

NOTE 1 — GENERAL

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the results of operations, financial position and cash flows of MWI Veterinary Supply, Inc. and its wholly-owned subsidiaries (collectively referred to as “we,” “us,” and “our” throughout this Form 10-Q).  All material intercompany balances have been eliminated.  We have evaluated all subsequent events through July 30, 2009, the date the financial statements were issued.

In the opinion of our management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly, in all material respects, our results for the periods presented. These condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our 2008 Annual Report on Form 10-K filed with the SEC on November 24, 2008.  The results of operations for the three and nine months ended June 30, 2009 are not necessarily indicative of results to be expected for the entire fiscal year.

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

Revenue Recognition

We sell products we source from vendors to our customers through either a “buy/sell” transaction or an agency relationship with our vendors. In a “buy/sell” transaction, we purchase or take inventory of products from the vendor. When a customer places an order with us, we pick, pack, ship and invoice the customer for the order. We recognize revenue from “buy/sell” transactions as product sales when the product is delivered to the customer. We accept product returns from our customers. We estimate returns based on historical experience and recognize these estimated returns as a reduction of product sales. Product returns have historically not been significant to our financial statements. We record revenues net of sales tax.  In an agency relationship, we generally do not purchase and take inventory of products from vendors. We receive an order from a customer, then transmit the order to the vendor, who picks, packs and ships the order to the customer. In some cases, the vendor invoices and collects payment from the customer, while in other cases we invoice and collect payment from the customer on behalf of the vendor. We receive a commission payment for soliciting the order from the customer and for providing other customer service activities. Commissions are recognized when the services upon which the commissions are based are complete. Gross billings from agency contracts were $72,960 and $66,195 for the three months ended June 30, 2009 and 2008, respectively, and generated commission revenue of $3,645 and $3,263, respectively.  Gross billings from agency contracts were $196,097 and $180,935 for the nine months ended June 30, 2009 and 2008, respectively, and generated commission revenue of $10,273 and $9,781, respectively.

Cost of Product Sales and Vendor Rebates

Cost of product sales consist of our inventory product cost, including shipping costs to and from our distribution centers. Vendor rebates are recorded based on the terms of the contracts or programs with each vendor.  Many of our vendors’ rebate programs are based on a calendar year.  We may receive quarterly, semi-annual or annual performance-based rebates from third-party vendors based upon attainment of certain sales and/or purchase goals. Sales rebates are classified in the accompanying consolidated statements of income as a reduction to cost of product sales at the time the sales performance measures are achieved. Purchase rebates are measured against inventory purchases from the vendors and are classified as a reduction of inventory until the product is sold. When the inventory is sold and purchase measures are achieved, purchase rebates are recognized as a reduction to cost of product sales.

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

NOTE 2 — EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value according to generally accepted accounting principles and expands disclosure requirements regarding fair value measurements.  This statement emphasizes that fair value should be determined based on assumptions market participants would use to price the asset or liability.  SFAS 157 was effective for financial assets for our fiscal year beginning October 1, 2008.  The implementation of SFAS 157 did not have a material effect on our consolidated financial statements.  FASB Staff Position 157-2 (“FSP 157-2”) delayed the implementation of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 will be effective for nonfinancial assets and liabilities for our fiscal year beginning October 1, 2009.  The adoption of this statement is not expected to have a material impact on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51 (“SFAS 160”).  This statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Noncontrolling interests shall be reclassified to equity, consolidated net income shall be adjusted to include net income attributable to noncontrolling interests and consolidated comprehensive income shall be adjusted to include comprehensive income attributable to the noncontrolling interests.  SFAS 160 will be effective for our fiscal year beginning October 1, 2009.  The adoption of this statement is not expected to have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position FAS 142-3 (“FSP 142-3”), which amends the list of factors an entity should consider in determining the useful life of recognized intangible assets under FASB Statement 142.  FSP 142-3 will be effective for our fiscal year beginning October 1, 2009.  We are currently evaluating the expected impact, if any, that FSP 142-3 will have on our consolidated financial statements.

In April 2009, FASB issued FSP No. 107-1/APB 28-1, Interim Disclosures about Fair Value of Financial Instrument (FSP 107-1).  FSP 107-1 states that entities shall include disclosures about the fair value of financial instruments whenever it issues summarized financial information for interim reporting periods.  Entities shall disclose in the body or in the accompanying notes of its summarized financial information the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by Statement 107.  FSP 107-1 was effective for our fiscal quarter ending June 30, 2009.  The implementation of FSP 107-1 did not have a material effect on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 was effective for our fiscal quarter ending June 30, 2009.  The adoption of SFAS 165 did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”).  SFAS 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature.  SFAS 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  SFAS 168 is effective for our fiscal year ending September 30, 2009.  This will have an impact on the Company’s financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS 168.

NOTE 3 — BUSINESS ACQUISITION

In July 2008, we acquired substantially all of the assets of AAHA Services Corporation, operating as AAHA MARKETLink (“AAHA MARKETLink”) for approximately $8,676, net of cash acquired of $1,320 (including direct acquisition costs of approximately $212).  The purchase price of $8,676 was reduced by $117 during the nine months ended June 30, 2009 after a post-closing working capital adjustment.  Based near Denver, Colorado, AAHA MARKETLink was a distributor of animal health products to members of the American Animal Hospital Association.

NOTE 4 — RECEIVABLES

	June 30,	September 30,
	2009	2008
Trade	$120,869	$118,228
Vendor rebates and programs	10,372	11,200
Related party	1,919	14
	133,160	129,442
Allowance for doubtful accounts	(2,436)	(878)
	$130,724	$128,564

Product sales resulting from transactions with a single customer were approximately 12% and 10% of total product sales during the three and nine months ended June 30, 2009, respectively, and approximately 11% and 10% of total products sales during the three and nine months ended June 30, 2008, respectively. Approximately 13% and 10% of our trade receivables resulted from transactions with this single customer as of June 30, 2009 and September 30, 2008, respectively.

NOTE 5 — PROPERTY AND EQUIPMENT

	June 30,	September 30,
	2009	2008
Land	$20	$20
Leasehold improvements	3,548	3,094
Machinery, furniture and equipment	12,715	11,587
Computer equipment	3,271	3,428
Construction in progress	222	1,626
	19,776	19,755
Accumulated depreciation	(10,958)	(10,068)
	$8,818	$9,687

Depreciation expense was $640 and $601 for the three months ended June 30, 2009 and 2008, respectively.  Depreciation expense was $1,931 and $1,819 for the nine months ended June 30, 2009 and 2008, respectively.

NOTE 6 — INTANGIBLES

		June 30,	September 30,
	Useful Lives	2009	2008
Amortizing:
Customer relationships	9-20 years	$9,076	$9,076
Covenants not to compete	1-5 years	686	686
Other	3-5 years	257	257
		10,019	10,019
Accumulated amortization		(1,970)	(1,346)
		8,049	8,673
Non-Amortizing:
Trade names and patents		2,352	2,272
		$10,401	$10,945

Amortization expense was $207 and $159 for the three months ended June 30, 2009 and 2008, respectively.  Amortization expense was $624 and $440 for the nine months ended June 30, 2009 and 2008, respectively.  Estimated future annual amortization expense related to intangible assets as of June 30, 2009 follows:

Amount
Remainder of 2009	$205
2010	803
2011	786
2012	760
2013	675
Thereafter	4,820
$8,049

NOTE 7 — CREDIT FACILITY AND LONG-TERM DEBT

Line-of-Credit—On December 13, 2006, MWI Veterinary Supply Co., our wholly-owned subsidiary (“MWI Co.”) as borrower, entered into an unsecured credit agreement with us and Memorial Pet Care, Inc. (our wholly-owned subsidiary), as guarantors, and Bank of America, N.A. and Wells Fargo Bank, N.A., (collectively, the “lenders”) for the provision of a revolving credit facility (the “facility”).  The facility allows for borrowings in the aggregate of $70,000, with the right to request an increase in the commitment of the lenders to $100,000.  The facility has a maturity date of December 1, 2011 and a variable interest rate equal to the Daily LIBOR Floating Rate or the LIBOR 1-month fixed rate plus a margin ranging from 0.7% to 1.25% or the Prime Rate (at our option).  The lenders also receive an unused line fee and letter of credit fee equal to 0.125% of the unused amount of the facility. Our outstanding balance on the facility at each of June 30, 2009 and September 30, 2008 was $0, and the interest rate for the facility was 1.0% as of June 30, 2009.

The facility contains certain financial covenants as well as other restrictive covenants. As of June 30, 2009, we were in compliance with all covenants in the facility.  The facility allows for the issuance of up to $10,000 in letters of credit. The letters of credit would typically act as a guarantee of payment to certain third-parties in accordance with specified terms and conditions. We had no letters of credit at June 30, 2009 and four letters of credit totaling $400 at September 30, 2008. There were no outstanding borrowings on these letters of credit at either June 30, 2009 or September 30, 2008.

Long-Term Debt—In January 2005, we issued a promissory note in the aggregate principal amount of $487 in partial consideration for the purchase of substantially all the assets of Vetpo Distributors, Inc. The note bears interest at the prime rate (3.25% at June 30, 2009), payable quarterly. The principal of the note is payable in five equal annual installments, the first of which was due on January 1, 2006.  The balance on this promissory note was $97 and $194 at June 30, 2009 and September 30, 2008, respectively.

NOTE 8 — COMMON STOCK AND STOCK-BASED AWARDS

We have two stock-based award plans: the 2002 Stock Option Plan and the Amended and Restated 2005 Stock-Based Incentive Compensation Plan (the “2005 Plan”).  The 2002 Plan allows our Board of Directors to grant common stock options to directors, executives and other key employees, however no options have been issued under this plan since June 2002.  The 2005 Plan allows our Board of Directors to grant common stock options, restricted stock, deferred units and other stock-based awards to directors, executives and other key employees.  These plans have been developed to provide additional incentives by allowing equity ownership in our Company and, as a result, encouraging participants to contribute to our success.  At June 30, 2009, 404,076 options to purchase common stock were outstanding (347,668 options were vested and exercisable) with a weighted average exercise price of $2.93 and expiring through September 2015.

We granted no common stock options during each of the three and nine months ended June 30, 2009 and 2008.  During the three months ended June 30, 2009 and 2008, we issued 0 and 1,000 shares of restricted stock under the 2005 Plan, respectively, which vest ratably over five years.  During the nine months ended June 30, 2009 and 2008, we issued 0 and 5,000 shares of restricted stock under the 2005 Plan, respectively, which vest ratably over five years.  During the three months ended June 30, 2009 and 2008, we recognized $86 and $32 of compensation expense related to restricted stock grants, respectively.  During the nine months ended June 30, 2009 and 2008, we recognized $265 and $94 of compensation expense related to restricted stock grants, respectively.  At June 30, 2009, 1,483,624 shares were available to be issued under our stock-based award plans.

We also have an employee stock purchase plan (“ESPP”) that allows substantially all employees to purchase shares of our common stock at 95% of the fair market value on the date of purchase.  The purchase date is the last trading date of the purchase period, which begins in March, June, September and December.  Employees accumulate amounts through payroll deductions during the purchase period of between 1% and 10% but no more than $20,000 annually.  An employee is allowed to purchase a maximum of 200 shares per purchase period.  During the three and nine months ended June 30, 2009, we issued 2,211 and 7,537 shares, respectively, of our common stock under the ESPP.  At June 30, 2009, there were 490,892 shares available to be issued under the ESPP.

NOTE 9 — INCOME TAXES

Our effective tax rate for the three months ended June 30, 2009 and 2008 was 39.9% and 38.8%, respectively.  The change in our effective tax rate is due to a change in our estimates related to state taxes.  Our effective tax rate for the nine months ended June 30, 2009 and 2008 was 39.3% and 39.5%, respectively.

As of June 30, 2009, we had $226 of unrecognized tax benefits, of which $27 would impact our effective rate if recognized. Our policy for classifying interest and penalties associated with unrecognized tax benefits is to include such items in income tax expense.  The amount of interest and penalties recognized during the three and nine months ended June 30, 2009 was not material.

We filed Form 3115 Application of Change in Accounting Method with the Internal Revenue Service during the fiscal year ended September 30, 2008.  We filed an advance consent request for a non-automatic account method change for tax purposes for which we had not received approval prior to our reporting period end.  The method change will make revenue recognition for tax purposes the same as revenue recognized for book purposes. We expect resolution within the next twelve months which would decrease the liability for unrecognized tax benefits by approximately $185.

Additionally, we are in the process of entering into voluntary disclosure agreements with certain state jurisdictions and it is possible that these matters may be settled within the next twelve months, which would decrease the liability for unrecognized tax benefits by approximately $41 as a result of the payment of additional tax expected to be due. Settlement of any particular position would usually require the use of cash.  The resolution of a matter would be recognized as an adjustment to our income tax expense and our effective tax rate in the period of resolution.  With few exceptions, we are no longer subject to income tax examination for years before 2004 in the U.S. and significant state and local jurisdictions.

NOTE 10 — COMPUTATION OF EARNINGS PER SHARE (In thousands, except per share data)

	Three months ended June 30,
	2009		2008
	Basic	Diluted	Basic	Diluted
Net income	$6,616	$6,616	$5,418	$5,418
Weighted average common shares outstanding	12,079	12,079	12,051	12,051
Effect of diluted securities Stock options and restricted stock		224		247
Weighted average diluted shares outstanding		12,303		12,298
Earnings per share	$0.55	$0.54	$0.45	$0.44
Anti-dilutive shares excluded from calculation		—		—

	Nine months ended June 30,
	2009		2008
	Basic	Diluted	Basic	Diluted
Net income	$18,352	$18,352	$14,496	$14,496
Weighted average common shares outstanding	12,075	12,075	12,049	12,049
Effect of diluted securities Stock options and restricted stock		223		248
Weighted average diluted shares outstanding		12,298		12,297
Earnings per share	$1.52	$1.49	$1.20	$1.18
Anti-dilutive shares excluded from calculation		—		—

NOTE 11 — RELATED PARTIES

MWI Co. holds a 50.0% membership interest in Feeders’ Advantage.  MWI Co. charged Feeders’ Advantage for certain operating and administrative services in the amounts of $189 and $126 for the three months ended June 30, 2009 and 2008, respectively, and $562 and $412 for the nine months ended June 30, 2009 and 2008, respectively.  Sales of products to Feeders’ Advantage were $12,075 and $8,688 for the three months ended June 30, 2009 and 2008, respectively, which represented 5% and 4% of total product sales during the three months ended June 30, 2009 and 2008, respectively.  Sales of products to Feeders’ Advantage were $35,542 and $28,726 for the nine months ended June 30, 2009 and 2008, respectively, which represented 5% of total product sales during both of the nine months ended June 30, 2009 and 2008.

MWI Co. provides Feeders’ Advantage with a line-of-credit to finance its day-to-day operations. This line-of-credit bears interest at the prime rate. The interest due on the line-of-credit is calculated and charged to Feeders’ Advantage on the last day of each month. Conversely, to the extent MWI Co. has a payable balance due to Feeders’ Advantage, the payable balance accrues interest in favor of Feeders’ Advantage at the average federal funds rates in effect for that month. As of June 30, 2009, MWI Co. had a receivable balance from Feeders’ Advantage of $1,919, and as of September 30, 2008, MWI Co. had a payable balance to Feeders’ Advantage of $429.

NOTE 12 — STATEMENTS OF CASH FLOWS — SUPPLEMENTAL AND NON-CASH DISCLOSURES

	Nine months ended June 30,
	2009	2008
Supplemental Disclosures
Cash paid for interest	$149	$161
Cash paid for income taxes	11,300	9,382
Non-cash Activities
Equipment acquisitions financed with accounts payable	21	50

NOTE 13 — COMMITMENTS AND CONTINGENCIES

From time to time, in the normal course of business, we may become a party to legal proceedings that may have an adverse effect on our financial position, results of operations and cash flows. At June 30, 2009, we were not a party to any material pending legal proceedings and were not aware of any claims that could have a material adverse effect on our financial position, results of operations or cash flows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MWI Veterinary Supply, Inc.

Meridian, ID

We have reviewed the accompanying condensed consolidated balance sheet of MWI Veterinary Supply, Inc. and subsidiaries (the “Corporation”) as of June 30, 2009, and the related condensed consolidated statements of income for the three-month and nine-month periods ended June 30, 2009 and 2008, and of cash flows for the nine-month periods ended June 30, 2009 and 2008.  These interim financial statements are the responsibility of the Corporation’s management.

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

July 30, 2009

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

Historically, we estimate that approximately two-thirds of our total revenues have been generated from sales to the companion animal market and one-third from sales to the production animal market. The state of the overall economy and consumer spending have impacted both markets, while volatile commodity prices in milk, grain, corn and feeder cattle and changes in weather patterns have also affected demand in the production animal market.  Both markets have been integral to our financial results and we intend to continue supporting both markets.

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

Product sales in the production animal market have been negatively impacted by increasing volatility in commodity prices such as milk, corn, grain and feeder cattle, changes in weather patterns that allow cattle to graze for longer periods and changes in the general economy.  We intend to continue to support production animal veterinarians with a broad range of products and value added services. Historically, sales in this market have been largely driven by spending on animal health products to improve productivity, weight gain and disease prevention, as well as a growing focus on food safety.

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

Our top ten vendors supplied products that accounted for approximately 74% and 72% of our revenues for the nine months ended June 30, 2009 and 2008, respectively, and 72% of our revenues for the fiscal year ended September 30, 2008.  Pfizer supplied products that accounted for approximately 24% and 23% of our revenues during the nine months ended June 30, 2009 and 2008, respectively, and 23% of our revenues for our fiscal year ended September 30, 2008.  Of the Pfizer supplied products, production animal products under a livestock agreement accounted for approximately 14% and 17% of our revenues during the nine months ended June 30, 2009 and 2008, respectively and approximately 17% of our revenues for our fiscal year ended September 30, 2008.  Fort Dodge supplied products that accounted for approximately 11%  and 12% of our revenues during the nine months ended June 30, 2009 and 2008, respectively, and 12% of our revenues for our fiscal year ended September 30, 2008.  Intervet-Schering, a subsidiary of Schering Plough Corporation (“Schering Plough”), supplied products that accounted for approximately 11% and 9% of our revenues during the nine months ended June 30, 2009 and 2008, respectively, and 9% of our revenues for our fiscal year ended September 30, 2008.  Merial Limited (“Merial”), a joint venture between Merck & Co., Inc. and Sanofi-Aventis S.A., supplies the majority of their products to us under an agency relationship.  Commission revenue generated from Merial products accounted for approximately 55% and 62% of total commission revenues for the nine months ended June 30, 2009 and 2008, respectively, and 60% of total commission revenues for our fiscal year ended September 30, 2008.

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

Acquisitions

In July 2008, we acquired substantially all of the assets of AAHA MARKETLink.  Based near Denver, Colorado, AAHA MARKETLink was a distributor of animal health products to members of American Animal Hospital Association.

For more information on our business, see our Annual Report on Form 10-K filed with the SEC on November 24, 2008.

Results of Operations

The following table summarizes our results of operations for the three and nine months ended June 30, 2009 and 2008, in dollars and as a percentage of total revenues.

	Three Months Ended June 30,				Nine Months Ended June 30,
	2009	%	2008	%	2009	%	2008	%
Revenues:
Product sales	$231,743	93.6%	$196,325	94.2%	$647,979	93.4%	$568,089	93.7%
Product sales to related party	12,075	4.9%	8,689	4.2%	35,542	5.1%	28,728	4.7%
Commissions	3,645	1.5%	3,263	1.6%	10,273	1.5%	9,781	1.6%
Total revenues	247,463	100.0%	208,277	100.0%	693,794	100.0%	606,598	100.0%

Cost of product sales	212,980	86.1%	177,970	85.4%	594,022	85.6%	518,238	85.4%
Gross profit	34,483	13.9%	30,307	14.6%	99,772	14.4%	88,360	14.6%

Selling, general and administrative expenses	22,748	9.2%	20,802	10.0%	67,379	9.7%	62,515	10.3%
Depreciation and amortization	844	0.3%	757	0.4%	2,546	0.4%	2,250	0.4%
Operating income	10,891	4.4%	8,748	4.2%	29,847	4.3%	23,595	3.9%

Other income (expense):
Interest expense	(63)	0.0%	(53)	0.0%	(202)	0.0%	(218)	0.0%
Earnings of equity method investees	53	0.0%	37	0.0%	174	0.0%	129	0.0%
Other	130	0.1%	115	0.0%	406	0.0%	467	0.1%
Total other income (expense), net	120	0.1%	99	0.0%	378	0.0%	378	0.1%

Income before taxes	11,011	4.5%	8,847	4.2%	30,225	4.3%	23,973	4.0%
Income tax expense	(4,395)	-1.8%	(3,429)	-1.6%	(11,873)	-1.7%	(9,477)	-1.6%
Net income	$6,616	2.7%	$5,418	2.6%	$18,352	2.6%	$14,496	2.4%

Earnings per common share:
Basic	$0.55		$0.45		$1.52		$1.20
Diluted	$0.54		$0.44		$1.49		$1.18

Weighted average common shares outstanding (in thousands):
Basic	12,079		12,051		12,075		12,049
Diluted	12,303		12,298		12,298		12,297

Other Data:
Product sales from Internet as a percentage of sales	32%		28%		30%		26%
Field sales representatives (at end of period)	187		177		187		177
Telesales representatives (at end of period)	137		134		137		134
Fill rate (1)	98%		98%		98%		98%

(1)   Defined as, for any period, the dollar value of orders shipped the same day they were placed from any distribution center expressed as a percentage of the total dollar value of the orders placed by customers in the period.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Total Revenues.  Total revenues increased 18.8% to $247,463 for the three months ended June 30, 2009, from $208,277 for the three months ended June 30, 2008.  Revenues from new and existing customers both represented approximately 50% of the growth in total revenues during the three months ended June 30, 2009.  For the purpose of calculating growth rates of new and existing customer revenue, we have defined a new customer as a customer that did not purchase product from us in the corresponding fiscal quarter of the prior year, with the remaining customer base being considered existing customers.  Included in the new customer growth were approximately $3,678 of revenues attributable to new customers acquired as a result of the acquisition of substantially all of the assets of AAHA MARKETLink as of July 1, 2008.  Additionally, we had approximately $6,886 of incremental revenues as a result of the acquisition of substantially all of the assets of AAHA MARKETLink from customers who had previously been purchasing product from both MWI and AAHA MARKETLink.  Commissions on agency sales increased 11.7% to $3,645 for the three months ended June 30, 2009, from $3,263 for the three months ended June 30, 2008.

Gross Profit.  Gross profit increased by 13.8% to $34,483 for the three months ended June 30, 2009, from $30,307 for the three months ended June 30, 2008.  Gross profit as a percentage of total revenues was 13.9% and 14.6% for the three months ended June 30, 2009 and 2008, respectively. The decrease in gross profit as a percentage of total revenues was due to a decrease in vendor rebates, partially offset by an improvement in freight costs as a percentage of total revenues.  Vendor rebates for the three months ended June 30, 2009 decreased by approximately $2,100 compared to the three months ended June 30, 2008.  This decrease was primarily due to the elimination of rebates under the Agreement with Pfizer compared to the 2008 Livestock Products Agreement.

Selling, General and Administrative (“SG&A”).  SG&A expenses increased 9.4% to $22,748 for the three months ended June 30, 2009, from $20,802 for the three months ended June 30, 2008.  SG&A expenses as a percentage of total revenues improved to 9.2% and 10.0% for the three months ended June 30, 2009 and 2008, respectively, due to operating leverage and cost-control measures. The dollar increase in SG&A expenses was primarily due to increased compensation costs and an increase in our allowance for doubtful accounts, partially offset by a decrease in travel expenses.  Our sales headcount increased by 13 employees as of June 30, 2009, compared to June 30, 2008 to 187 field sales representatives and 137 telesales representatives.

Depreciation and Amortization.  Depreciation and amortization expense increased 11.5% to $844 for the three months ended June 30, 2009, from $757 for the three months ended June 30, 2008.  This increase was primarily the result of amortization related to the acquisition of substantially all of the assets of AAHA MARKETLink.  Depreciation expense also increased as a result of capital expenditures since June 30, 2008 related to improvements in our distribution centers and information technology systems.

Income Tax Expense.  Our effective tax rate for the three months ended June 30, 2009 and 2008 was 39.9% and 38.8%, respectively.  The change in our effective tax rate is due to a change in our estimates related to state taxes.

Nine Months Ended June 30, 2009 Compared to Nine Months Ended June 30, 2008

Total Revenues.  Total revenues increased 14.4% to $693,794 for the nine months ended June 30, 2009, from $606,598 for the nine months ended June 30, 2008.  Revenues from new and existing customers represented approximately 66% and 34%, respectively, of the growth in total revenues during the nine months ended June 30, 2009.  Included in the new customer growth were approximately $8,937 of revenues attributable to new customers acquired as a result of the acquisition of substantially all of the assets of AAHA MARKETLink as of July 1, 2008.  Additionally, we had approximately $17,628 of incremental revenues as a result of the acquisition of substantially all of the assets of AAHA MARKETLink from customers who had previously been purchasing product from both MWI and AAHA MARKETLink.  Commissions on agency sales increased 5.0% to $10,273 for the nine months ended June 30, 2009, from $9,781 for the nine months ended June 30, 2008.

Gross Profit.  Gross profit increased by 12.9% to $99,772 for the nine months ended June 30, 2009, from $88,360 for the nine months ended June 30, 2008.  Gross profit as a percentage of total revenues was 14.4% and 14.6% for the nine months ended June 30, 2009 and 2008, respectively. Gross profit as a percentage of total revenues was lower due to a decrease in vendor rebates partially offset by an improvement in freight costs as a percentage of total revenues. Vendor rebates decreased by approximately $1,300 for the nine months ended June 30, 2009 compared to the nine months ended June 30, 2008.  This decrease was primarily due to the elimination of rebates under the Agreement with Pfizer compared to the 2008 Livestock Products Agreement.

Selling, General and Administrative.  SG&A expenses increased 7.8% to $67,379 for the nine months ended June 30, 2009, from $62,515 for the nine months ended June 30, 2008.  SG&A expenses as a percentage of total revenues were 9.7% and 10.3% for the nine months ended June 30, 2009 and 2008, respectively, due to operating leverage and cost-control measures. The dollar increase in SG&A expenses was primarily due to increased compensation costs and an increase in our allowance for doubtful accounts.

Depreciation and Amortization.  Depreciation and amortization expense increased 13.2% to $2,546 for the nine months ended June 30, 2009, from $2,250 for the nine months ended June 30, 2008.  This increase was primarily the result of amortization related to the acquisition of substantially all of the assets of AAHA MARKETLink.  Depreciation expense also increased as a result of capital expenditures since June 30, 2008 related to improvements in our distribution centers and information technology systems.

Income Tax Expense.  Our effective tax rate for the nine months ended June 30, 2009 and 2008 was 39.3% and 39.5%, respectively.

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

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows generated from operations and borrowings on our revolving credit facility under our credit agreement. We use capital primarily to fund day-to-day operations and to maintain sufficient inventory levels in order to promptly fulfill customer orders and to expand our operations and sales growth. We believe our capital resources, including our ability to borrow funds from our revolving credit facility, will be sufficient to meet our anticipated cash needs for at least the next twelve months.  Bank of America, N.A. and Wells Fargo, N.A. are the lenders under our revolving credit facility.  The revolving credit facility allows for borrowings in the aggregate of $70,000, with the right to request an increase in the commitment to $100,000. The facility has a maturity date of December 1, 2011 and a variable interest rate equal to the Daily LIBOR Floating Rate or the LIBOR 1-month fixed rate plus a margin ranging from 0.7% to 1.25% or the Prime Rate (at our option).  The lenders also receive an unused line fee and letter of credit fee equal to 0.125% of the unused amount of the facility. Our outstanding balance on the facility at June 30, 2009 was $0, and the interest rate for the facility was 1.0% as of June 30, 2009.

The facility allows for the issuance of up to $10,000 in letters of credit. The letters of credit typically act as guarantees of payment to certain third parties in accordance with specified terms and conditions. We had no letters of credit at June 30, 2009 and four letters of credit totaling $400 at September 30, 2008. There were no outstanding borrowings on these letters of credit at either June 30, 2009 or September 30, 2008.

Our lenders may have suffered losses related to their lending and other financial relationships, especially because of the general weakening of the national economy and increased financial instability of many borrowers.  As a result, the lenders may become insolvent or tighten their lending standards, which could make it more difficult for us to borrow under our revolving credit facility, extend the terms of our revolving credit facility or obtain alternative financing on favorable terms or at all.  Our financial condition and results of operations could be adversely affected if we were unable to draw funds under our revolving credit facility because of a lender default or if we fail to obtain other cost-effective financing.

We generally extend some level of credit to our customers. If customers’ cash flow or operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain other sources of credit, they may not be able to pay or may delay payment to us, or in some cases may return products to us. Any inability of current and/or potential customers to pay us for our products and/or services due to their deteriorating financial condition or otherwise may adversely affect our results of operations and financial condition.  Our allowance for doubtful accounts increased $1,558 to $2,436 as of June 30, 2009, compared to $878 as of September 30, 2008.  This change was due to an increase in our bad debt expense of $2,132 offset by write-offs of $574.

Operating Activities.  For the nine months ended June 30, 2009, cash provided by operations was $2,847 and was primarily attributable to net income of $18,352, partially offset an increase of receivables of $2,245 due to revenue growth partially offset by collection of receivables with extended payment terms that related to sales from prior periods, and a decrease in accounts payable of $16,282 due primarily to the timing of payment to vendors for strategic inventory purchases.

For the nine months ended June 30, 2008, cash provided by operations was $9,746 and was primarily attributable to net income of $14,496, a decrease of receivables of $4,716 due to collection of receivables with extended payment terms that were related to sales from prior periods, an increase in inventories of $24,300 due to inventory stocking of the Kansas City distribution center and opportunistic inventory purchases, and an increase in accounts payable of $12,223 due to the above mentioned inventory purchases.

Investing Activities.  For the nine months ended June 30, 2009, net cash used in investing activities was $1,527 and was primarily due to capital expenditures of $1,649 related to distribution center infrastructure, including the relocation of the Dallas distribution center in November 2008 and technology investments.

For the nine months ended June 30, 2008, net cash used in investing activities was $5,708 and was primarily due to the acquisition of Tri V for $4,598 coupled with capital expenditures of $1,460, primarily related to distribution center infrastructure and technology.

Financing Activities.  For the nine months ended June 30, 2009, net cash provided by financing activities was $331, which was primarily due to common stock issued under our employee stock purchase plan and the tax benefit of from stock option exercises.

For the nine months ended June 30, 2008, net cash provided by financing activities was $127, which was due to the proceeds and tax benefit of stock option exercises of $224 offset by a payment on our long-term debt of $97.

Contractual Obligations and Guarantees

For information on our contractual obligations and guarantees, see our Annual Report on Form 10-K filed on November 24, 2008 with the SEC. During the three and nine months ended June 30, 2009 there were no material changes to the contractual and other long-term obligations reported in our Form 10-K on November 24, 2008, except as follows:

The total liability for certain tax positions decreased by $264 to $244 at June 30, 2009 due to resolution of certain tax liabilities.  We expect resolution of these tax positions to be finalized in the next twelve months.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks primarily from changes in interest rates in the United States. The Company does not engage in financial transactions for trading or speculative purposes.

The interest payable on our revolving credit facility is based on variable interest rates and is therefore affected by changes in market interest rates. The outstanding balance on the facility as of June 30, 2009 was $0.  Therefore, there was no exposure to market risks as of that date.  If there had been a balance on the facility of $70,000, which is the maximum available amount on the facility, a change of 10% from the interest rate as of June 30, 2009, which was 1.0% (Daily LIBOR Floating Rate plus .70%), would have changed interest by $70.

Item 4.  Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of June 30, 2009.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

•                  the ability to borrow on our credit line, extend the terms of our credit line or obtain alternative financing on favorable terms or at all;

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

Item 1A.  Risk Factors

Other than with respect to the risk factors set forth below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008, as modified by the risk factors disclosed in the “Risk Factors” section of the Company’s Quarterly Reports on Form 10-Q for the three months ended December 31, 2008 and March 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information concerning our repurchase of shares of our common stock during the three months ended June 30, 2009.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2009 to April 30, 2009	—		—	—	—
May 1, 2009 to May 31, 2009	—		—	—	—
June 1, 2009 to June 30, 2009	79	(1)	$33.13	—	—
Total	79	(1)	$33.13	—	—

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

MWI Veterinary Supply, Inc.
(Registrant)

Date: July 30, 2009	/s/ Mary Patricia B. Thompson
Mary Patricia B. Thompson
Senior Vice President of Finance and Administration, Chief Financial Officer