Form 10-K
period 2009-09-30
MWI Veterinary Supply, Inc.
filed 2009-11-20
CIK 1323974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2009 Commission file number 000-51468
OR
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

(208) 955-8930
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          As of March 31, 2009 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $264,000,000. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of our outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          The number of shares of the registrant's common stock, $0.01 par value, outstanding as of November 11, 2009 was 12,209,351.

Documents Incorporated by Reference

          Listed hereunder are the documents, any portions of which are incorporated by reference and the Parts of this Form 10-K into which such portions are incorporated:

1.
The registrant's definitive proxy statement for use in connection with the Annual Meeting of Stockholders to be held on or about February 9, 2010 to be filed within 120 days after the registrant's fiscal year ended September 30, 2009, portions of which are incorporated by reference into Part III of this Form 10-K.

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

        Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management's beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

  •
  the impact of vendor consolidation on our business;

  •
  changes in or availability of vendor contracts or rebate programs;

  •
  vendor rebates based upon attaining certain growth goals;

  •
  changes in the way vendors introduce/deliver products to market;

  •
  exclusivity requirements with certain vendors that may prohibit us from distributing competing products manufactured by other vendors;

  •
  the impact of general economic trends on our business;

  •
  the recall of a significant product by one of our vendors;

  •
  extended shortage or backorder of a significant product by one of our vendors;

  •
  seasonality;

  •
  the timing and effectiveness of marketing programs or price changes offered by our vendors;

  •
  the timing of the introduction of new products and services by our vendors;

  •
  the ability to borrow on our revolving credit facility, extend the terms of our revolving credit facility or obtain alternative financing on favorable terms or at all;

  •
  the impact of tightening credit standards and/or access to credit on behalf of our customers and suppliers;

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

Item 1.    Business.

General

        Our business commenced operations as part of a veterinary practice in 1976 and was incorporated as MWI Drug Supply, Inc., an Idaho corporation, in 1980. MWI Drug Supply, Inc. was acquired by Agri Beef Co. in 1981. MWI Veterinary Supply Co. was incorporated as an independent subsidiary of Agri Beef Co. in September 1994. Effective June 18, 2002, MWI Holdings, Inc. was formed by Bruckmann, Rosser, Sherrill & Co. II, L.P. ("BRS") for the sole purpose of acquiring all of the outstanding stock of MWI Veterinary Supply Co. from Agri Beef Co. ("Agri Beef"). As a result of this transaction, MWI Veterinary Supply Co. ("MWI Co.") became a wholly-owned subsidiary of MWI Holdings, Inc. On April 21, 2005, we changed our name from MWI Holdings, Inc. to MWI Veterinary Supply, Inc. References in this report to "we," "us," "our," and "MWI" refer to MWI Veterinary Supply, Inc. unless otherwise indicated. Unless otherwise indicated, all statistical information provided about our business in this report is as of September 30, 2009.

        We are a leading distributor of animal health products to veterinarians across the United States. In fiscal year 2009, we sold more than 30,000 products, of which over 15,000 are stocked in our distribution centers, sourced from over 500 vendors to more than 20,000 veterinary practices nationwide from twelve strategically located distribution centers. Products we sell include pharmaceuticals, vaccines, parasiticides, diagnostics, capital equipment, supplies, specialty products, veterinary pet food and nutritional products. We market these products to veterinarians in both the companion animal and production animal markets. As of September 30, 2009, we had a sales force of 330 people covering the United States. We also offer our customers a variety of value-added services, including e-commerce platform, pharmacy fulfillment, inventory management system, equipment procurement consultation, special order fulfillment, educational seminars and pet cremation, which we believe closely integrates us with our customers' day-to-day operations and provides them with meaningful incentives to continue ordering from us.

        Historically, we estimate that approximately two-thirds of our total revenues have been generated from sales to the companion animal market and one-third from sales to the production animal market. For the fiscal years ended September 30, 2009, 2008 and 2007, our total revenues were $941.3 million, $831.4 million and $710.1 million, respectively. Our operating income for the fiscal years ended September 30, 2009, 2008 and 2007 was $40.5 million, $32.4 million and $26.7 million, respectively.

Industry Overview

        According to the Animal Health Institute ("AHI"), an industry group representing manufacturers of animal health products, animal health product sales in the United States for calendar year 2007 (which is the most recent information available as of the filing date) grew to $6.8 billion, which represents an 8.6% compounded annual growth rate since calendar year 2002. The market for animal health products in the United States is split between products sold for companion and production animals. Companion animals include dogs, cats, other pets and horses, while production animals include cattle and other food-producing animals. AHI estimates that companion animal products accounted for 53% of the total market for animal health products in the United States in calendar year 2006.

        We believe the companion animal health products market's growth has slowed as a result of a decrease in consumer spending. Historically, the growth in the companion animal health market has been due to the increasing number of households with companion animals, an aging pet population, increased expenditures on animal health and preventative care, advancements in animal health products and extensive marketing programs sponsored by companion animal nutrition and pharmaceutical companies. Product sales in the production animal market have been negatively impacted by increasing volatility in commodity prices such as milk, corn, grain and feeder cattle, changes in weather patterns that allow cattle to graze for longer periods and changes in the general economy. We intend to continue to support production animal veterinarians with a broad range of products and value-added services. Historically, sales in this market have been largely driven by spending on animal health products to improve productivity, weight gain and disease prevention, as well as a growing focus on food safety. We believe that these growth factors have been mitigated by the downward influence of generic drugs on pricing.

        Veterinarians are one of the primary purchasers of animal health products, particularly in the companion animal market. As of December 31, 2008, according to the American Veterinary Medical Association, or AVMA, there were more than 59,000 veterinarians in private practice nationwide. We believe that distributors play a vital role for veterinary practices by providing access to a broad selection of products through a single channel and helping them efficiently manage their inventory levels. Distributors also offer product vendors substantial value by providing cost-effective access to a highly fragmented and geographically diverse customer base.

Competitive Strengths

        We believe that our strengths include:

  •
  Leading Distributor to Veterinarians.  Based upon our total revenues for our fiscal year ended September 30, 2009, we are a leading animal health products distributor to veterinarians in the

    United States. While most of our products are available from several sources and our customers typically have relationships with several distributors, we have achieved this position primarily through internal growth and currently serve more than 20,000 veterinary practices nationwide. We believe that our broad product offering, competitive pricing, superior customer service, rapid product fulfillment and value-added services provide meaningful incentives for our customers to continue ordering from us.

  •
  Leading Sales and Marketing Franchise.  Our 330 sales representatives educate customers on new veterinary products, assist in product selection and purchasing, and offer inventory management solutions. As of September 30, 2009, we had 189 field sales personnel and 141 telesales representatives covering the United States. We also publish detailed product catalogs and monthly magazines, which are often utilized by our customers as reference tools. While salespeople and printed materials are vital to our marketing strategy, we also provide on-line ordering, valuable business information and value-added services through our Internet site, www.mwivet.com. For our fiscal year ended September 30, 2009, approximately 31% of our product sales were generated through orders placed over the Internet.

  •
  Strong, Established Relationships with Veterinarians and Vendors.  Our ability to serve as a single source for most of our customers' animal health product needs has enabled us to develop strong and long-term customer relationships. Approximately 53% of our product sales for the fiscal year ended September 30, 2009 were from customer accounts that were opened prior to fiscal year 2004 and approximately 83% of our product sales for the fiscal year ended September 30, 2009 were from customer accounts that were opened prior to fiscal year 2007. Independent veterinary practices have historically accounted for approximately 85% of our product sales. In addition, for more than thirteen years we have maintained distribution arrangements with Banfield, The Pet Hospital ("Banfield"), the nation's largest private veterinary practice, and with our non-controlled affiliate, Feeders' Advantage, L.L.C. ("Feeders' Advantage"), a related party and a buying group composed of several of the largest cattle feeders in the United States. Since we currently do not manufacture the vast majority of the products we sell, we are dependent on our vendors for the supply of our products. While our vendors often have relationships with multiple distributors, we have long-term relationships with many of our key vendors including Boehringer Ingelheim, IDEXX Laboratories, Intervet Schering-Plough, Merial, Pfizer and Vedco.

  •
  Recurring Revenue Product Base.  Over 95% of our product sales for our fiscal years ended September 30, 2009, 2008 and 2007 were from consumable medicines and supplies commonly required by veterinarians in their practice. Historically, this aspect of our business has resulted in a recurring stream of revenues.

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

  •
  Experienced Management Team.  We have a strong and experienced senior management team with substantial animal health industry expertise. The members of our senior management team have been with us for an average of over fifteen years, and each member has demonstrated a commitment and capability to deliver growth in revenues and profitability.

Business Strategy

        Our mission is to strengthen our position as a leading national animal health products distributor while continuing to efficiently deliver substantial value and innovation to our customers, increase revenues and improve profitability. Our strategy to achieve our mission is outlined below.

        Increase Sales to Existing Customers.    We believe that veterinary practices typically purchase animal health products from multiple distributors. For our fiscal year ended September 30, 2009, our average annual product sales per veterinary practice served was approximately $38,000. We intend to increase our share of these purchases by utilizing our proprietary customer database to focus our marketing efforts, expanding our sales force, selectively adding products to our portfolio and increasing and expanding the value-added services we provide to our customers. By increasing the dollar value of purchases made by each customer as well as their average order size, we intend to increase our profitability. Competition for hiring sales representatives who have existing customer relationships is intense and we focus on retaining our valued staff who have demonstrated the skills needed to successfully market our products and services. If we fail to hire or retain a sufficient number of qualified sales professionals, it could adversely impact our business.

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

        Increase the Total Number of Customers.    We believe we provide products and services to more than 50% of all domestic veterinary practices. We intend to raise this percentage by increasing the number and productivity of our sales representatives, selectively acquiring competitors and expanding distribution centers. We believe the greatest opportunities to add new customers are in the Northeastern, Midwestern and Southeastern regions of the United States, areas where we do not hold the leading market position. We believe it is important to increase the total number of customers served in order to attain the growth goals that are a feature of many of our vendors' rebate programs. Changes to or elimination of any vendor rebate program or our failure to achieve these growth goals may have a material effect on our gross profit and operating results in any given quarter or year.

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

Products

        In fiscal year 2009, we sold more than 30,000 products with over 15,000 stocked in our twelve distribution centers, including pharmaceuticals, vaccines, parasiticides, diagnostics, capital equipment, supplies, veterinary pet food and nutritional products. For our fiscal year ended September 30, 2009, our product revenues were comprised of approximately 41% pharmaceutical products, 18% vaccine products, 7% parasiticide products, 8% diagnostic products, 3% capital equipment products and 23% of other supplies. In addition, we sell over 600 products under agency agreements with our vendors. Under an agency agreement, we typically solicit orders and provide customer service for a commission, while the vendor stocks and ships the products. We also have available on special order approximately 7,000 products that we do not normally stock in our warehouses. We continually seek to update and improve the range of products we offer to address our customer requirements. Over 95% of our product sales for our fiscal years ended September 30, 2009, 2008 and 2007 were from the sale of consumable medicines and supplies commonly required by veterinarians in their practice. Historically, this aspect of our business has resulted in a recurring stream of revenues.

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

Value-Added Services

        We offer our customers a variety of value-added services, which we believe closely integrate us with our customers' day-to-day operations and provide them with meaningful incentives to continue ordering from us. These services include the following:

Service	Description
E-commerce platform	On-line ordering system that provides information to veterinary practices on products, vendor programs and purchasing history
Pharmacy fulfillment	Shipment of prescription production and companion animal health products to end-users on behalf of veterinarians from our four licensed pharmacies located in Edwardsville, Kansas; Grand Prairie, Texas; Harrisburg, Pennsylvania and Nampa, Idaho and a licensed veterinary food-animal drug retailer in Visalia, California
Inventory management system	Flexible system that facilitates counting, maintaining and ordering inventory in veterinary practices
Equipment procurement consultation	Consultation and demonstrations provided by our dedicated capital equipment specialists
Special order fulfillment	Procurement and shipment of approximately 7,000 unique products that we do not normally stock in our warehouses
Educational seminars	Seminars for our customers covering business and medical topics, frequently sponsored in conjunction with our vendors
Pet cremation	Business units presently operating with facilities in Idaho and Wisconsin that serve veterinary practices and their clients by providing cremation services

Customers

        We currently serve more than 20,000 veterinary practices located throughout the United States. These veterinary practices are typically small, privately-held businesses that we believe place at least one order per week to avoid storing and managing large volumes of supplies. We believe that these veterinary practices usually purchase animal health products from multiple distributors. We seek to be the principal provider of animal health products to our customer base.

        We maintain a diverse and stable customer base. Independent veterinary practices have historically accounted for approximately 85% of our product sales. Also, for more than thirteen years, we have maintained distribution arrangements with Banfield, the nation's largest private veterinary practice with over 750 veterinary hospitals, and our non-controlled affiliate, Feeders' Advantage, a buying group composed of several of the largest cattle feeders in the United States. Banfield accounted for approximately 11% of our product sales for our fiscal year ended September 30, 2009, and approximately 10% for our fiscal years ended September 30, 2008 and 2007. Feeders' Advantage accounted for approximately 5% of our product sales for each of our fiscal years ended September 30, 2009, 2008 and 2007. The loss of Banfield or Feeders' Advantage or deterioration in our relations with either of them could significantly affect our financial condition and results of operations. Our ten largest customers, excluding Banfield and Feeders' Advantage, accounted for approximately 5%, 4%

and 5% of our product sales for our fiscal years ended September 30, 2009, 2008 and 2007, respectively, with no single customer representing more than 1% of our product sales for those years. We typically do not enter into long-term contracts with our independent veterinary customers.

        We are a party to three written agreements with Banfield, a First Amendment to the Agreement for Product Purchases, a First Amendment to the Agreement for Logistics Services and an Agreement for Home Delivery Logistics Services. These contracts are effective from July 1, 2009 through June 30, 2012, and can be terminated by either party with or without cause upon 150 days prior written notice. These contracts provide that we will be the supplier of logistics to Banfield, and these agreements govern the pricing, shipping and other terms and conditions under which we sell our products and provide logistics to Banfield. Under the Agreement for Product Purchases, as amended, we provide a limited warranty with respect to all goods sold by us and paid for by Banfield that good title to the products is conveyed, that the products are delivered free of any security interest, that the products will conform to the description, grade and condition of the products invoiced and that all products will be free of any defects arising while the products are either in our possession or control or in the control of any carrier transporting the goods from us to Banfield. We are also required to maintain insurance in an amount equal to at least the replacement cost of all property that is purchased by Banfield from third parties and is held by us on their behalf.

Sales and Marketing

        Our sales and marketing strategies are designed to establish and maintain strong customer relationships through personal visits by field sales representatives, frequent telesales contact and direct marketing, emphasizing our broad product lines, competitive pricing, efficient ordering capabilities, high levels of customer support and service and other value-added services. The key elements of our sales and marketing strategy are:

  •
  Field Sales Representatives:  Our sales force is a key component of our value-added approach. Due to the fragmented nature of the animal health products market, we believe that a large sales force is vital to effectively support existing customers and target potential customers. As of September 30, 2009, we had 189 field sales personnel throughout the United States. Our field sales representatives educate customers on new veterinary products, assist in product selection and purchasing and offer inventory management solutions. Once a field sales representative has established a relationship with a customer, the field sales representative encourages the customer to use our telesales representatives and online ordering capabilities for day-to-day customer needs. Field sales representatives work under the supervision of regional sales managers within an assigned sales territory to ensure effective communication and timely sales calls with customers. Our field sales representatives complement our telesales and direct marketing efforts and enable us to better market, service and support the sale of our products and services. Our field sales representatives are employees of our Company and are compensated with a combination of salaries and commissions.

  •
  Telesales:  We support our field sales representatives and direct marketing efforts with telesales representatives in nine call centers covering the United States. As of September 30, 2009, we had 141 telesales representatives. Telesales representatives work as partners with our field sales representatives, providing a dual coverage approach for individual customers. Telesales representatives process orders and generate new sales through frequent and direct contact with customers. Telesales representatives are responsible for assisting customers with ordering, purchasing decisions and general questions. Telesales representatives utilize our customized order entry system to process customer orders, access pricing, availability and promotional information about products, and research customer preferences and order history. Our nine call centers are connected by our telecommunications system which enables them to operate as one virtual call center.

  •
  Direct Marketing:  We market to existing and potential customers by distributing product catalogs and monthly magazines. We publish our comprehensive animal health products catalog every other year. This catalog contains over 10,000 SKUs, includes detailed descriptions and specifications of our products and is often used as a reference tool by our customers and sales force. We also promote our products and services in our monthly magazine, the Messenger, which our field sales representatives use as a tool to educate customers on product and vendor programs. Additional marketing tools that we utilize include specialty catalogs, customer loyalty programs, specific product and vendor programs, flyers, faxes, order stuffers and other promotional materials. For the fiscal year ended September 30, 2009, we distributed over 700,000 pieces of direct marketing materials to existing and potential customers. We also participate in national and regional trade shows to extend our customer reach and enhance customer interaction.

  •
  E-Commerce Platform:  We provide on-line ordering, valuable business information and value-added services to veterinarians via our primary Internet site, www.mwivet.com, and customized Internet sites that we maintain for two of our largest customers, Banfield and Feeders' Advantage. Customers can use our Internet sites to order products, learn more about products and vendor programs, print forms needed for their veterinary practice, review their historical purchases and manage their inventory. For our fiscal years ended September 30, 2009, 2008 and 2007, approximately 31%, 27% and 24%, respectively, of our product sales were generated through orders placed over the Internet.

Product Sourcing

        In fiscal year 2009, we sold more than 30,000 products, of which over 15,000 are stocked in our distribution centers, sourced from over 500 vendors, including most major vendors of animal health products that sell through distributors. We believe that we are a leading distributor for many of these vendors.

        We currently do not manufacture the vast majority of our products and are dependent on vendors for our supply of products. We believe that effective purchasing is a key factor in maintaining our position as a leading provider of animal health care products. We regularly assess our purchasing needs and our vendors' product offerings and prices to obtain products at favorable prices. While we purchase products from many vendors and there is generally more than one vendor for most animal health product categories, our concentration of aggregate purchases with key vendors is significant. Our ten largest vendors accounted for approximately 74%, 72% and 70% of our revenues for the fiscal years ended September 30, 2009, 2008 and 2007, respectively. Pfizer supplied products that accounted for approximately 24%, 23% and 21% of our revenues for our fiscal years ended September 30, 2009, 2008 and 2007, respectively. Of the Pfizer supplied products, production animal products under a livestock products agreement accounted for approximately 14%, 17% and 17% of our revenues for our fiscal years ended September 30, 2009, 2008 and 2007, respectively. Fort Dodge supplied products that accounted for approximately 11%, 12% and 12% of our revenues for our fiscal years ended

September 30, 2009, 2008 and 2007, respectively. Intervet-Schering, a subsidiary of Schering Plough Corporation ("Schering Plough"), supplied products that accounted for approximately 11%, 9% and 8% of our revenues for our fiscal years ended September 30, 2009, 2008 and 2007, respectively. Merial Limited ("Merial"), a subsidiary of Sanofi-Aventis, supplies the majority of their products to us under an agency relationship. Commission revenue generated from Merial products accounted for approximately 56%, 60% and 58% of total commission revenues for our fiscal years ended September 30, 2009, 2008 and 2007, respectively.

        On October 15, 2009, Pfizer completed its acquisition of Wyeth, which includes Fort Dodge as a subsidiary. In connection with this acquisition, Pfizer divested certain animal health products to Boehringer Ingelheim. Fort Dodge supplied products that accounted for approximately 11% of our revenues for fiscal year 2009. Of this amount, based on information received from the Federal Trade Commission, Pfizer and Boehringer Ingelheim, we estimate that approximately 43% of such revenues were attributable to products now owned by Pfizer and 57% of such revenues were attributable to products now owned by Boehringer Ingelheim. We expect that we will continue to sell these products under the terms of the Fort Dodge contract through the end of calendar year 2009. We also expect that Pfizer will terminate the Fort Dodge contract during the fourth quarter of calendar year 2009 and we will negotiate new contracts with Pfizer and Boehringer Ingelheim for calendar year 2010.

        On November 3, 2009, Merck and Schering-Plough completed their merger under which Merck acquired all of the outstanding stock of Schering-Plough. Merial was a joint venture between Merck and Sanofi-Aventis, and Sanofi-Aventis acquired Merck's interest in Merial shortly before Merck and Schering-Plough completed their merger. Merck has announced that Sanofi-Aventis has an option to combine the Intervet/Schering-Plough Animal Health business with Merial to form an animal health joint venture that would be equally owned by the new Merck and Sanofi-Aventis. If the option is exercised by Sanofi-Aventis, the formation of the new animal health joint venture would be subject to approval by the relevant competition authorities. We have contracts in place with both of these vendors that will remain in place through the end of calendar year 2009. We are currently negotiating new contracts with both of these companies for calendar year 2010.

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

        We have written agreements with approximately 40 of our vendors. Our livestock products agreement with Pfizer provides that we shall supply selected customers in the livestock field with Pfizer products. In return, we are entitled to a fee for logistics. We are not entitled to any rebates under this contract. We are required to maintain sufficient inventory to meet our anticipated demand on a monthly basis and to store the Pfizer products in accordance with their respective label instructions. Pfizer also reserves the right to sell directly to our customers or any other party. The livestock products agreement has a one year term that expires on December 31, 2009 and can be terminated by either party with or without cause upon 30 days written notice.

        Our equine products marketing agreement with Pfizer provides that we shall distribute certain products to customers in the equine field. In return, we are entitled to receive certain service incentives and rebates. We are required to maintain sufficient staffing levels of sales representatives and store and handle inventory under appropriate conditions that will maintain the quality and integrity of the products. The agreement expires on December 31, 2009 and can be terminated by either party with or without cause upon 30 days prior written notice.

        Our 2009 strategic brands distribution agreement with Pfizer provides that we shall distribute the Rimadyl, Clavamox and Simplicef products offered by Pfizer. In return, we are entitled to receive certain service incentives and rebates. We are required to maintain sufficient staffing levels of sales representatives and store and handle inventory under appropriate conditions that will maintain the quality and integrity of the products. The agreement expires on December 31, 2010 and can be terminated by Pfizer with or without cause upon 30 days written notice, and either party can terminate the agreement immediately upon written notice for material breach of the contract.

        Our companion animal select brands distribution agreement with Pfizer provides that we shall distribute the Zeniquin, Temaril-P, Antirobe, Doxirobe, Medrol, Dexdomitor and Antisedan products offered by Pfizer. In return, we are entitled to receive a logistics fee and certain sales incentives. We are required to maintain sufficient staffing levels of sales representatives and store and handle inventory under appropriate conditions that will maintain the quality and integrity of the products. The agreement expires on December 31, 2010 and can be terminated by Pfizer with or without cause upon 30 days prior written notice, and either party can terminate the agreement immediately upon written notice for material breach of the contract.

        Our companion animal AAHA MARKETLink management agreement with Pfizer provides that we are entitled to purchase designated companion animal products from Pfizer and resell them to selected veterinary hospitals serviced by MWI who are members of the American Animal Hospital Association. In connection with its resale of the Pfizer companion animal products, MWI will be paid a logistics fee and may receive certain sales incentive payments from Pfizer. This agreement expires on December 31, 2009 and may be terminated by either party, with or without cause, upon 30 days written notice. Pfizer may also terminate the agreement upon 15 days written notice to MWI in the event it determines that MWI has failed to comply with certain terms and conditions of the agreement. Pfizer may also terminate the agreement upon 30 days written notice to MWI in the event that MWI fails to meet certain sales goals for two consecutive months.

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

        Animal health product vendors may implement sales promotions or price changes for products distributed to veterinarians that can affect the period in which we recognize revenues. In addition, at the time we negotiate vendor agreements for the upcoming year, our vendors typically establish sales growth goals for us to meet in order to receive performance rebates or may reduce or eliminate rebate opportunities. These growth goals may be based on quarterly, semi-annual or annual targets.

        Product returns from our customers and to our vendors occur in the ordinary course of business. We extend our customers the same return of goods policies as are extended to us by our vendors. We do not believe that our operations will be adversely impacted due to the return of products.

Distribution

        As of September 30, 2009, we distributed our products from twelve strategically located distribution centers throughout the United States. During our fiscal year 2009, we moved our distribution center from Holland, Michigan to a larger facility in Whitestown, Indiana. We also moved our distribution center in Grand Prairie, Texas to a larger facility, and consolidated our distribution center in San Antonio, Texas into our new Grand Prairie, Texas distribution center. During our fiscal year 2008, we opened our distribution center located in Edwardsville, Kansas. During our fiscal year 2007, we moved our distribution center in Atlanta, Georgia to a larger facility, expanded the capacity of our distribution centers in Glendale, Arizona, Nampa, Idaho and Denver, Colorado.

        We maintain inventory levels in our warehouses appropriate to satisfy customer demand for prompt delivery and fulfillment of their product orders. Inventory levels are managed on a daily basis through our information systems. In order to meet the rapid delivery requirements of our customers, we offer next-day delivery service on most of the products we stock in our warehouses. We estimate that as of September 30, 2009, we shipped same day from our warehouses approximately 98% of the dollar value of orders placed by our customers. We currently ship the majority of our orders through United Parcel Service, Inc. ("UPS") with the balance of our orders being shipped by our own delivery trucks, regional carriers and other national carriers.

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

Seasonality in Operating Results

        Our quarterly sales and operating results have varied significantly in the past, and will likely continue to do so in the future. Historically, our total revenues have typically been higher during the spring and fall months due to increased sales of production animal products. Product use cycles for production animal products are directly related to medical procedures performed by veterinarians on production animals during the spring and fall months. These buying patterns can also be affected by vendors' and distributors' marketing programs or price increase announcements, which can cause veterinarians to purchase production animal health products earlier than those products are needed. This kind of early purchasing may reduce our sales in the months these purchases would have otherwise been made. See "Risk Factors—Our quarterly operating results may fluctuate significantly, and these fluctuations may cause our stock price to fall." Additionally, while we accrue rebates as they are earned, our rebates have historically been highest during the quarter ended December 31, since some of our vendors' rebate programs were designed to include targets to be achieved near the end of the calendar year. We do not expect this trend in vendor rebates to continue starting in the fourth calendar quarter of 2009 due to the change in the Pfizer livestock contract that was effective January 1, 2009.

Trademarks

        We have registered with the United States Patent and Trademark Office the marks "MWI," "MWI Design," "MWIVET.com," "VETONE," "PROXYRx" and "ANIMAL Rx PHARMACY". We believe that the MWI mark is well recognized in the animal health products industry and by veterinarians and is therefore a valuable asset of ours.

Employees

        As of September 30, 2009, we had 887 employees across the United States. We have not experienced a shortage of qualified personnel in the past, and believe that we will be able to attract such employees in the future. None of our employees are a party to a collective bargaining agreement, and we consider our relations with our employees to be good.

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

        Most state boards of pharmacy require us to be licensed in their respective states for the sale of pharmaceutical products and medical devices within their jurisdictions. As a distributor of prescription pharmaceutical products, we are subject to the Prescription Drug Marketing Act ("PDMA"). The PDMA provides governance and authority to the states to provide minimum standards, terms and conditions for the licensing by state licensing authorities of persons who "engage" in wholesale distribution (as defined by each state regulatory agency) in interstate commerce of prescription drugs. With this authority, states require site-specific registrations for the parties that engage in the selling and/or physical distribution of pharmaceutical products into their state in the form of out-of-state registrations. The federal pedigree regulations of the FDA under the PDMA require tracking human labeled prescription products through the entire distribution chain and are applicable to distributors that do not have a written agreement with the manufacturer granting the wholesale distributor status as an "Authorized Distributor of Record." Selling and/or distributing products without the appropriate registrations may subject us to fines, penalties, misdemeanor or felony convictions, and/or seizure of the products involved. We have a Manager of Regulatory Compliance and have engaged outside consultants as needed to assist us in meeting and complying with the various state and federal licensure requirements to which we are subject.

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

Executive Officers

        The following table sets forth the names, ages and titles, as well as a brief account of the business experience, of each person who was an executive officer of the Company as of September 30, 2009:

Name	Age	Title
James F. Cleary, Jr.	46	Board Director, President and Chief Executive Officer
Mary Patricia B. Thompson	46	Senior Vice President of Finance and Administration, Chief Financial Officer
James W. Culpepper	55	Vice President of Inventory Management
Jeffrey J. Danielson	49	Vice President of Sales
John J. Francis	56	Vice President and General Manager of the Specialty Resources Group
James S. Hay	66	Vice President and Chief Information Officer
Bryan P. Mooney	41	Vice President of Operations
John R. Ryan	40	Vice President of Marketing

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

        Mary Patricia B. Thompson, CPA has served as Senior Vice President of Finance and Administration, Chief Financial Officer since August 2006, with oversight of finance, regulatory compliance, inventory management, information technology, and human resources. Prior to August 2006, Ms. Thompson had been the Vice President, Secretary and Chief Financial Officer since June 2002. Ms. Thompson joined Agri Beef Co. in 1989 as the Feedlot and Commodity Division Controller. In September 1991, Ms. Thompson was promoted to Controller of MWI Veterinary Supply Co., then a wholly-owned subsidiary of Agri Beef Co. Prior to joining Agri Beef Co., Ms. Thompson worked for Arthur Andersen LLP from 1985 to 1989, where she provided auditing and accounting services. Ms. Thompson graduated from the University of Idaho in 1985, summa cum laude, with a Bachelor of Science in Accounting. Ms. Thompson is a licensed Certified Public Accountant in the state of Idaho. Ms. Thompson is also a member of the board of directors of the American Veterinary Distributors Association.

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

        Our future revenues and results of operations may significantly fluctuate due to a combination of factors, many of which are outside of management's control. The most notable of these factors include:

  •
  the impact of vendor consolidation on our business;

  •
  changes in or availability of vendor contracts or rebate programs;

  •
  vendor rebates based upon attaining certain growth goals;

  •
  changes in the way vendors introduce/deliver products to market;

  •
  exclusivity requirements with certain vendors that may prohibit us from distributing competing products manufactured by other vendors;

  •
  the impact of general economic trends on our business;

  •
  the recall of a significant product by one of our vendors;

  •
  extended shortage or backorder of a significant product by one of our vendors;

  •
  seasonality;

  •
  the timing and effectiveness of marketing programs or price changes offered by our vendors;

  •
  the timing of the introduction of new products and services by our vendors;

  •
  the ability to borrow on our revolving credit facility, extend the terms of our revolving credit facility or obtain alternative financing on favorable terms or at all;

  •
  the impact of tightening credit standards and/or access to credit on behalf of our customers and suppliers;

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

Consolidation among our vendors could be harmful to our business.

        On October 15, 2009, Pfizer completed its acquisition of Wyeth. Pfizer and Fort Dodge, a division of Wyeth, are our two largest vendors as measured by our revenues. In connection with this acquisition, Pfizer divested certain animal health products to Boehringer Ingelheim. Fort Dodge supplied products that accounted for approximately 11% of our revenues for fiscal year 2009. Of this amount, based on information received from the Federal Trade Commission, Pfizer and Boehringer Ingelheim, we estimate that approximately 43% of such revenues were attributable to products now owned by Pfizer and approximately 57% of such revenues were attributable to products now owned by Boehringer Ingelheim. We expect that we will continue to sell these products under the terms of the Fort Dodge contract through the end of calendar year 2009. We also expect that Pfizer will terminate the Fort Dodge contract during the fourth quarter of calendar year 2009 and we will negotiate new contracts with Pfizer and Boehringer Ingelheim for calendar year 2010.

        On November 3, 2009, Merck and Schering-Plough completed their merger under which Merck acquired all of the outstanding stock of Schering-Plough. Merial was a joint venture between Merck and Sanofi-Aventis, and Sanofi-Aventis acquired Merck's interest in Merial shortly before Merck and Schering-Plough completed their merger. Merck has announced that Sanofi-Aventis has an option to combine the Intervet/Schering-Plough Animal Health business with Merial to form an animal health joint venture that would be equally owned by the new Merck and Sanofi-Aventis. If the option is exercised by Sanofi-Aventis, the formation of the new animal health joint venture would be subject to approval by the relevant competition authorities. Merial and Intervet-Schering are also two of our largest vendors. We have contracts in place with both of these vendors that will remain in place through the end of calendar year 2009. We are currently negotiating new contracts with each of these companies for calendar year 2010.

        The surviving companies from these transactions will have high market shares with respect to certain animal health products, and they could use their increased leverage in the channel to negotiate terms with distributors that are materially worse to the distributor than the terms that we have been able to negotiate with Pfizer, Fort Dodge, Boehringer Ingelheim, Merial and Intervet-Schering individually while they were competing with each other. There also remains uncertainty related to any changes to the terms that may be included in the vendor contracts we negotiate for the upcoming year as a result of these transactions. There is also a possibility of product disruption as these companies integrate their operations which could adversely impact our financial results. Further consolidation among animal health products vendors could result in our vendors further increasing their market share, which could give vendors greater pricing power and make it easier for such vendors to sell their products directly to animal health customers, both of which could decrease our net sales and profitability.

Our business, financial condition and results of operations depend upon maintaining our relationships with vendors.

        During the year ended September 30, 2009, we sold more than 30,000 products, of which over 15,000 were stocked in our distribution centers, sourced from over 500 vendors to over 20,000 veterinary practices. We currently do not manufacture the vast majority of our products and are dependent on these vendors for our supply of products. Our ten largest vendors supplied products that accounted for approximately 74%, 72% and 70% of our revenues for the fiscal years ended September 30, 2009, 2008 and 2007, respectively. Pfizer supplied products that accounted for approximately 24%, 23% and 21% of our revenues for our fiscal years ended September 30, 2009, 2008 and 2007, respectively. Of the Pfizer supplied products, production animal products under a livestock agreement accounted for approximately 14%, 17% and 17% of our revenues for our fiscal years ended September 30, 2009, 2008 and 2007, respectively. Fort Dodge supplied products that accounted for approximately 11%, 12% and 12% of our revenues for our fiscal years ended September 30, 2009, 2008 and 2007, respectively. Intervet-Schering, a subsidiary of Schering Plough, supplied products that accounted for approximately 11%, 9% and 8% of our revenues for our fiscal years ended September 30, 2009, 2008 and 2007, respectively. Merial, a subsidiary of Sanofi-Aventis, supplies the majority of their products under an agency relationship. Commission revenue generated from Merial products accounted for approximately 56%, 60% and 58% of total commission revenues for our fiscal years ended September 30, 2009, 2008 and 2007, respectively.

        Our ability to sustain our gross profits has been, and will continue to be, dependent in part upon our ability to obtain favorable terms and access to new and existing products from our vendors. These terms may be subject to changes from time to time by vendors, such as changing from a "buy/sell" to an agency relationship, or from an agency to a "buy/sell" relationship which could adversely affect our revenues and operating income. The loss of one or more of our large vendors, a material reduction in their supply of products to us or material changes in the terms we obtain from them could have a material adverse effect on our business, financial condition and results of operations.

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

        The terms on which we purchase or sell products from many vendors of animal health products may entitle us to receive a rebate based on the attainment of certain growth goals. Vendors may adversely change the terms of or eliminate some or all of these rebate programs at any time without notice. Because the amount of rebates we earn is directly related to the attainment of pre-determined sales growth goals, and because the nature of the rebate programs and the amount of rebates available are determined by the vendors, there can be no assurance as to the amount of rebates that we will earn in any given year. Changes to or elimination of any rebate program initiated by our vendors may have a material effect on our gross profit and our operating results in any given quarter or year. Vendors may reduce or eliminate rebates offered under their programs, interpret the terms of their rebate programs in a way that is adverse to us or increase the growth goals or other conditions we must meet to earn rebates to levels that we cannot achieve. Additionally, factors outside of our control, such as customer preferences or vendor supply issues, can have a material impact on our ability to achieve the growth goals established by our vendors, which may reduce the amount of rebates we receive. The occurrence of any of these events could have an adverse impact on our results of operations.

Our quarterly operating results may fluctuate significantly, and these fluctuations may cause our stock price to fall.

        Our quarterly revenues and operating results have varied significantly in the past, and may continue to do so in the future. While we accrue rebates from vendors as they are earned, our rebates have historically been highest during the quarter ended December 31, since most of our vendors' rebate programs were designed to include targets to be achieved during the calendar year. We do not expect this trend in vendor rebates to continue starting in the fourth calendar quarter of 2009 due to the change in the Pfizer livestock contract that was effective January 1, 2009. Historically, our revenues have been seasonal, with peak sales in the spring and fall months. The seasonal nature of our business is directly tied to the buying patterns of veterinarians for production animal health products used for certain medical procedures performed on production animals during the spring and fall months. These buying patterns can also be affected by vendors' and distributors' marketing programs or price increase announcements, which can cause veterinarians to purchase production animal health products earlier than those products are used. This kind of early purchasing may reduce our sales in the months these purchases would have otherwise been made. Additionally, the production animal market can be affected by volatility in commodity prices such as milk, corn, grain and feeder cattle, changes in weather patterns that allow cattle to graze for longer periods or a change in the general economy, which can shift the timing of when animals are treated and to what extent they are treated. This shift in treatment may have a significant impact on the timing of purchases. While companion animal products tend to have a different product use cycle than production animal health products, and approximately two-thirds of our revenues have been generated from sales to the companion animal market, we cannot assure you that our revenues and operating results will not continue to fluctuate on a quarter-to-quarter basis. We believe period-to-period comparisons of our results of operations are not necessarily meaningful as our future revenue and results of operations may vary substantially. It is also possible that in future quarters our results of operations will be below the expectations of securities analysts and investors. In either case, the price of our common stock could decline, possibly materially.

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

        We may not be able to establish or maintain relationships with key vendors in the animal health industry if we have established relationships with competitors of these key vendors. We have written agreements with approximately 40 of our vendors. Some of our agreements with vendors are for one-year periods. Upon expiration, we may not be able to renew our existing agreements on favorable terms, or at all.

        In addition, during the course of our negotiation of these agreements certain vendors may require us to distribute their products on an exclusive basis, which would cause us to forego distributing competing products that may also be profitable, including generic products that may gain increased market share. In this situation we are often forced to project future sales of competing products so that we can elect to distribute the product that we believe will be more profitable. Our projections may not be correct, and we may be contractually prohibited from distributing products that gain market share, including generic products, at the expense of the products that we distribute. In fact, we are currently in the process of reviewing a contract with one of our vendors for 2010 that contains such an exclusivity requirement. If we choose not to distribute this product and instead to distribute competing products, our revenues and agency commissions could change significantly. Competitors of ours could also obtain exclusive rights to market particular products, which we would be unable to market. If we lose the right to distribute products under such agreements, or are required to exclusively distribute certain products at the expense of others that may be more profitable, we may lose access to certain products and lose a competitive advantage. Potential competitors could sell products from vendors that we fail to continue with and erode our market share.

An economic downturn could materially adversely affect our business.

        Our business may be materially adversely affected by negative trends in the general economy that could reduce consumer discretionary spending on animal health products and reduce or eliminate sources of credit available to our customers. Levels of consumer spending have recently deteriorated significantly in the United States and may remain depressed for the foreseeable future. Some of the factors that could influence the levels of consumer spending include continuing increases in fuel and other energy costs, conditions in the residential real estate and mortgage markets, unemployment levels, healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior. In addition, volatility in commodity prices such as milk, corn, grain and feeder cattle, changes in weather patterns causing cattle to graze for longer periods and changes in the general economy may adversely impact the amount spent by animal owners in the production animal market. Such volatility and/or tightening of credit available to our customers could further deteriorate the financial condition of our customers, and may ultimately lead our customers to reduce their working capital available to purchase our products.

        Our business ultimately depends on the ability and willingness of animal owners to pay for our products. This dependence could make us more vulnerable to any reduction in consumer confidence or disposable income than companies in other industries that are less reliant on consumer spending, such as the human health care industry, in which a large portion of payments are made by insurance programs. Additionally, any cost-cutting measures taken to offset the effects of an economic downturn could materially impact our ability to generate future revenue growth. For all of these reasons, an economic downturn could materially affect our business.

Any inability of our customers to pay us for our products and services due to their deteriorating financial condition or otherwise may adversely affect our results of operations and financial condition.

        We generally extend some level of credit to our customers without requiring collateral, which exposes us to credit risk. For example, milk price declines in the dairy market over the last two years have had a significant impact on dairy farmers. This has created cash-flow challenges for these farmers and, in turn, has impacted the time it takes for us to collect on outstanding accounts receivable from these customers. If customers' cash flow or operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain other sources of credit, they may not be able to pay or may delay payment to us, or in some cases may return products to us. The financial difficulties of a customer could cause us to curtail business with that customer or the customer to reduce its business with us and cancel orders. Any inability of current and/or potential customers to pay us for our products and/or services due to their deteriorating financial condition or otherwise may adversely affect our results of operations and financial condition.

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

  •
  Some of our third party vendors are subject to ongoing periodic unannounced inspection by regulatory authorities, including the FDA, the USDA, the EPA, the DEA and the PDMA, as well as other federal and state agencies for compliance with strictly enforced regulations. We do not have control over our vendors' compliance with these regulations and standards. Violations could potentially lead to interruptions in supply that could lead to lost sales to competitive products that are more readily available.

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

        Our two largest customers, Banfield and Feeders' Advantage (a related party), accounted for approximately 11% and 5%, respectively, of our product sales for our fiscal year ended September 30, 2009, and 10% and 5%, respectively, of our product sales for our fiscal years ended September 30,

2008 and 2007. Our ten largest customers, excluding Banfield and Feeders' Advantage, accounted for approximately 5%, 4% and 5% of our product sales for our fiscal years ended September 30, 2009, 2008 and 2007, respectively. Our business and results of operations could be adversely affected if the business of these customers was lost. We cannot guarantee that we will maintain or improve our relationships with these customers or that we will continue to supply these customers at current levels. Banfield, Feeders' Advantage and other customers may seek to purchase some of the products that we currently sell directly from the vendors or from one or more of our competitors. Furthermore, our customers are not required to purchase any minimum amount of products from us. The loss of Banfield or Feeders' Advantage or deterioration in our relations with either of them could significantly affect our financial condition and results of operations. Additionally, deterioration in the financial condition of one or more of our customers could have a material adverse effect on our results of operations.

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

        We cannot assure you that existing laws and regulations will not be revised or that new, more restrictive laws will not be adopted or become applicable to us or the products that we distribute or dispense. The federal pedigree regulations of the FDA under the PDMA require tracking human labeled prescription products through the entire distribution chain and are enforceable for distributors that do not have a written agreement with the manufacturer granting the wholesale distributor status as an "Authorized Distributor of Record." We cannot assure you that the vendors of products that may become subject to more stringent laws will not try to recover any or all increased costs of compliance from us by increasing the prices at which we purchase products from them, or, that we will be able to recover any such increased prices from our customers. We also cannot assure you that our business and financial condition will not be materially and adversely affected by future changes in applicable laws and regulations.

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

        An outbreak of disease affecting animals, such as foot-and-mouth disease, various forms of influenza or bovine spongiform encephalopathy, commonly referred to as "mad cow disease," could result in the widespread destruction of affected animals and consequently result in a reduction in demand for animal health products. In addition, outbreaks of these or other diseases or concerns of such diseases could create adverse publicity that may have a material adverse effect on consumer demand for meat, dairy and poultry products, and, as a result, on our customers' demand for the products we distribute. The outbreak of a disease among the companion animal population which could cause a reduction in the demand for companion animals could also adversely affect our business. Although we have not been adversely impacted by the outbreak of a disease in the past, there can be no assurance that a future outbreak of an infectious disease will not have an adverse effect on our business.

We may be subject to product liability and other claims in the ordinary course of business.

        Our business involves a risk of product liability and other claims in the ordinary course of business, for example arising from shipping mislabeled or outdated product, product recalls or disputes among competing vendors. We maintain general liability insurance with policy limits of $1.0 million per incident and $2.0 million in the aggregate, and in many cases we have indemnification rights against such claims from the manufacturers of the products we distribute. We do not maintain a separate product liability insurance policy because we do not currently manufacture the vast majority of the products that we sell. Our ability to recover under insurance or indemnification arrangements is subject to the financial viability of the insurers and manufacturers. We cannot assure you that our insurance coverage or the manufacturers' indemnity will be available or sufficient in any future cases brought against us.

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

        Any borrowings on the revolving credit facility will be at variable rates of interest and expose us to interest rate risk based on market rates. If interest rates increase, our debt service obligations on any future variable rate indebtedness that we may incur on our revolving credit facility would increase even if the amount borrowed remained the same, and our net income and cash available for servicing our indebtedness would decrease. Our variable rate debt as of September 30, 2009 was $0.1 million (comprised of $0 revolving credit facility and $0.1 million promissory note). Our interest expense for fiscal year 2009 was approximately $0.2 million and was approximately $0.3 million for fiscal year 2008. A 1% increase in the average interest rate would not have a material impact on our operations assuming our current level of debt. However, if we had to borrow additional funds to operate our business, the change in interest rates could affect our operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        The table below provides a summary of the Company's principal facilities which are all leased as of September 30, 2009:

Location	Total Square Feet(1)	Principal Function
Meridian, Idaho	34,000	Headquarters and call center
Edwardsville, Kansas	105,000	Distribution center and pharmacy
Denver, Colorado	75,000	Distribution center and call center
Grand Prarie, Texas	70,000	Distribution center, call center and pharmacy
Visalia, California	52,000	Distribution center and veterinary food-animal drug retailer
Atlanta, Georgia	41,000	Distribution center
Harrisburg, Pennsylvania	40,000	Distribution center and pharmacy
Whitestown, Indiana	40,000	Distribution center
Nampa, Idaho	36,000	Distribution center and pharmacy
Fife, Washington	30,000	Distribution center
Orlando, Florida	30,000	Distribution center
Clear Lake, Wisconsin	25,000	Distribution center and call center
Glendale, Arizona	20,000	Distribution center
Sturbridge, Massachusetts	15,000	Securos office and call center
Holland, Michigan	5,000	Call center
Rochester Hills, Michigan	3,000	Call center
San Antonio, Texas	3,000	Call center
Sioux City, Iowa	3,000	Call center

(1)
Rounded to the nearest thousand square feet.

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

	Common Stock Price
	High	Low
Fiscal Year Ended September 30, 2008
First Quarter	$44.60	$36.05
Second Quarter	$43.85	$32.40
Third Quarter	$39.27	$32.16
Fourth Quarter	$45.11	$32.15
Fiscal Year Ended September 30, 2009
First Quarter	$41.60	$20.16
Second Quarter	$31.00	$20.37
Third Quarter	$36.39	$27.14
Fourth Quarter	$42.21	$29.68

        At the close of business on November 11, 2009, we had 12,209,351 shares of common stock issued and outstanding. As of that date, there were 191 registered holders of record. This does not reflect beneficial stockholders who hold their stock in nominee or "street" name through brokerage firms.

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

        The table below provides information concerning our repurchase of shares of our common stock during the quarter ended September 30, 2009.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2009 to July 31, 2009	—		—	—	—
August 1, 2009 to August 31, 2009	331	(1)	$38.46	—	—
September 1, 2009 to September 30, 2009	1,109	(1)	$39.30	—	—

Total	1,440		$39.11	—	—

(1)
These shares were withheld upon the vesting of employee stock grants in connection with payment of required withholding taxes.

        The graph below compares the cumulative total stockholder return on $100 invested at the market close on August 2, 2005, the date the Company's initial public offering was priced for initial sale, through and including September 30, 2009, the last trading day before the end of our most recently completed fiscal year, with the cumulative total return of the same time period on the same amount invested in the Russell 2000 Index, the Standard and Poor's SmallCap 600 Index and a Peer Group Index, consisting of 11 companies that compete or operate in a comparable industry as the Company. The chart below the graph sets forth the actual numbers depicted on the graph.

	8/2/2005	9/30/2005	9/30/2006	9/30/2007	9/30/2008	9/30/2009
MWI Veterinary Supply, Inc.	$100.00	$117.35	$197.24	$222.06	$231.12	$235.00
S&P SmallCap 600 Index	100.00	97.86	103.89	118.32	100.79	88.70
Russell 2000 Index	100.00	96.99	105.39	116.98	98.70	87.77
Peer Group(1)	100.00	101.37	117.62	130.54	120.73	116.99

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

	Year Ended September 30,
	2009	2008	2007	2006	2005
	(In thousands, except per share amounts)
Revenues:
Product sales	$880,703	$778,953	$664,351	$564,289	$463,272
Product sales to related party	46,406	39,452	36,122	34,123	28,473
Commissions	14,223	12,959	9,632	7,782	4,910

Total revenues	941,332	831,364	710,105	606,194	496,655
Cost of product sales	806,677	711,812	607,756	518,068	426,709

Gross profit	134,655	119,552	102,349	88,126	69,946
Selling, general and administrative expenses(1)	90,827	84,123	73,215	62,470	52,647
Depreciation and amortization	3,365	3,078	2,424	1,964	1,528

Operating income	40,463	32,351	26,710	23,692	15,771
Other income (expense):
Interest expense(2)	(242)	(265)	(545)	(1,959)	(6,515)
Earnings of equity method investees	230	179	169	161	131
Other	540	642	756	338	268

Total other income (expense)	528	556	380	(1,460)	(6,116)

Income before taxes	40,991	32,907	27,090	22,232	9,655
Income tax expense	(16,086)	(12,990)	(10,215)	(8,396)	(5,098)

Net income	$24,905	$19,917	$16,875	$13,836	$4,557

Earnings per common share:
Basic	$2.06	$1.65	$1.43	$1.28	$0.76
Diluted	$2.02	$1.62	$1.40	$1.25	$0.68
Weighted average common shares outstanding:
Basic	12,088	12,053	11,764	10,773	5,970
Diluted	12,306	12,301	12,044	11,072	6,697

	As of September 30,
	2009	2008	2007	2006	2005
	(In thousands)
Cash	$14,302	$3,419	$8,599	$37	$31
Total assets	337,919	314,805	267,194	230,559	188,244
Total debt	97	194	292	10,948	25,177
Total stockholders' equity	207,927	181,003	160,011	129,626	86,694

	Year Ended September 30,
	2009	2008	2007	2006	2005
Other Data (unaudited):(3)
Product sales from Internet as a percentage of sales	31%	27%	24%	23%	21%
Field sales representatives (at end of period)	189	186	163	155	134
Telesales representatives (at end of period)	141	135	117	106	93
Distribution centers	12	13	13	12	10
Fill rate(4)	98%	98%	98%	98%	98%

(1)
Includes management fees expense of $2,456 for our fiscal year ended September 30, 2005 as a result of payments to BRS and Agri Beef Co. The management and consulting services agreement was terminated in August 2005 for a termination fee of $2,000 that is included in the management fee expense of $2,456.

(2)
Includes accretion of our Series A preferred stock dividends, which is nondeductible for income tax purposes. Accretion expense included as a component of interest expense was $4,055 for fiscal year ended September 30, 2005. We used a portion of the proceeds from our initial public offering in August 2005 to redeem all the Series A preferred stock.

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

        Historically, we estimate that approximately two-thirds of our total revenues have been generated from sales to the companion animal market and one-third from sales to the production animal market. The state of the overall economy and consumer spending have impacted both markets, with tightening credit markets, volatile commodity prices in milk, grain, corn and feeder cattle, and changes in weather patterns also affecting demand in the production animal market. Both markets have been integral to our financial results and we intend to continue supporting both markets.

        We believe that the companion animal market has slowed as a result of a decrease in consumer spending. Historically, growth in the companion animal market has been due to the increasing number of households with companion animals, increased expenditures on animal health and preventative care, an aging pet population, advancements in pharmaceuticals and diagnostic testing and extensive marketing programs sponsored by companion animal nutrition and pharmaceutical companies. While the average order size for companion animal health products is often smaller than production animal health products, companion animal health products typically have higher margins. We intend to continue to penetrate this market through internal growth initiatives and selective acquisitions. We believe that some of our customers in this market have experienced liquidity issues as a result of the tightening credit markets.

        Product sales in the production animal market have been negatively impacted by increasing volatility in commodity prices such as milk, corn, grain and feeder cattle, changes in weather patterns that allow cattle to graze for longer periods and changes in the general economy. Milk price declines in the dairy market over the last two years have had a significant impact on dairy farmers. This has created cash-flow challenges for these farmers and in turn, has impacted the time it takes for us to collect our outstanding accounts receivable from these customers. However, we still believe that it is important to our business to service this market and we intend to continue to support production animal veterinarians with a broad range of products and value-added services. Historically, sales in this market have been largely driven by spending on animal health products to improve productivity, weight gain and disease prevention, as well as a growing focus on food safety.

        We generally extend some level of credit to our customers without requiring collateral, which exposes us to credit risk. If customers' cash flow or operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain other sources of credit, they may not be able to pay or may delay payment to us, or in some cases may return products to us. We continually assess our customers' ability to pay us and adjust our allowance for doubtful accounts, as necessary.

        Our quarterly sales and operating results have varied significantly in the past, and will likely continue to do so in the future. Historically, our total revenues have typically been higher during the spring and fall months due to increased sales of production animal products. Product use cycles for production animal products are directly related to medical procedures performed by veterinarians on production animals during the spring and fall months. These buying patterns can also be affected by the marketing programs or price increase announcements of vendors and distributors, which can cause veterinarians to purchase production animal health products earlier than those products are needed. This kind of early purchasing may reduce our sales in the months these purchases would have otherwise been made.

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

        We typically renegotiate vendor contracts annually. These vendor contracts may include terms defining margins, rebates, commissions, exclusivity requirements and the manner in which we go to market. For example, vendors could require us to distribute their products on an exclusive basis, which could cause us to forego distributing competing products which may also be profitable. Conversely, competitors could obtain exclusive rights to market particular products, which we would be unable to market. If we lose the right to distribute products under such exclusive agreements, we may lose access to certain products and lose a competitive advantage. Exclusivity agreements could allow potential competitors to sell products that we cannot offer and erode our market share. In addition, vendors have the ability to expand the distributors that they use which could have a material adverse effect on our business.

        Many of our vendors' rebate programs are based on a calendar year. Historically, the three months ended December 31 has been our most significant quarter for recognition of rebates. We do not expect this trend in vendor rebates to continue starting in the fourth calendar quarter of 2009 due to the change in the Pfizer livestock contract that was effective January 1, 2009. Vendor rebates based on sales are classified in our accompanying consolidated statements of income as a reduction to cost of product sales at the time the sales performance measures are achieved. Purchase rebates are measured against inventory purchases from the vendors and are a reduction of inventory until the product is sold. When the inventory is sold, purchase rebates are recognized as a reduction to cost of product sales.

        Total Revenues.    Our total revenues increased from $496,655 for our fiscal year ended September 30, 2005 to $941,332 for our fiscal year ended September 30, 2009. Our revenue growth has been driven by our ability to offer a broad product selection at competitive prices with high levels of customer service and support and an expansion in the number of veterinary practices to which we distribute products. We have continually added new vendor relationships to expand our product offering and field sales representatives to increase our customer reach, principally in the Southeast, Northeast and Midwest regions of the United States.

        Operating Expenses.    Our selling, general and administrative expenses increased from $52,647 for our fiscal year ended September 30, 2005 to $90,827 for our fiscal year ended September 30, 2009. Selling, general and administrative expenses consist mainly of compensation and benefits, warehouse operating supplies, occupancy and location expenses and other general corporate expenses. Our selling, general and administrative expenses as a percentage of total revenues were 10.6% for our fiscal year ended September 30, 2005, compared to 9.6% for the same period in 2009.

        Acquisitions.    In fiscal year 2007, we acquired substantially all of the assets of Securos, including an ownership interest in Securos Europe. Based in Charlton, Massachusetts, Securos was a provider of veterinary orthopedic products in the United States and select countries abroad and sourced private label products in the categories of veterinary surgical consumables and equipment and handheld instruments.

        In fiscal year 2008, we acquired substantially all of the assets of Tri V. Based near Detroit, Michigan, Tri V was a distributor with an 11-year history of providing animal health products to approximately 850 veterinary practices, with a particular focus on emergency clinics and ophthalmology specialists.

        Also in fiscal year 2008, we acquired substantially all of the assets of AAHA MARKETLink. Based near Denver, Colorado, AAHA MARKETLink was a distributor of animal health products to members of American Animal Hospital Association.

        Fair values of the assets acquired and liabilities assumed as a result of these acquisitions are discussed in Note 3 "Business Acquisitions" to the consolidated financial statements.

Results of Operations

        The following tables summarize our historical results of operations for our fiscal years ended September 30, 2009, 2008 and 2007.

Summary Consolidated Results of Operations Table

	Year Ended September 30,
	2009	%	2008	%	2007	%
	(In thousands, except per share data)
Revenues:
Product sales	$880,703	93.6%	$778,953	93.7%	$664,351	93.5%
Product sales to related party	46,406	4.9%	39,452	4.7%	36,122	5.1%
Commissions	14,223	1.5%	12,959	1.6%	9,632	1.4%

Total revenues	941,332	100.0%	831,364	100.0%	710,105	100.0%
Cost of product sales	806,677	85.7%	711,812	85.6%	607,756	85.6%

Gross profit	134,655	14.3%	119,552	14.4%	102,349	14.4%
Selling, general and administrative expenses	90,827	9.6%	84,123	10.1%	73,215	10.3%
Depreciation and amortization	3,365	0.4%	3,078	0.4%	2,424	0.3%

Operating income	40,463	4.3%	32,351	3.9%	26,710	3.8%
Other income (expense):
Interest expense	(242)	0.0%	(265)	0.0%	(545)	(0.1)%
Earnings of equity method investees	230	0.0%	179	0.0%	169	0.0%
Other	540	0.1%	642	0.1%	756	0.1%

Total other income (expense)	528	0.1%	556	0.1%	380	0.0%
Income before taxes	40,991	4.4%	32,907	4.0%	27,090	3.8%
Income tax expense	(16,086)	(1.7)%	(12,990)	(1.6)%	(10,215)	(1.4)%

Net income	$24,905	2.7%	$19,917	2.4%	$16,875	2.4%

Earnings per common share:
Basic	$2.06		$1.65		$1.43
Diluted	$2.02		$1.62		$1.40
Weighted average common shares outstanding:
Basic	12,088		12,053		11,764
Diluted	12,306		12,301		12,044

Fiscal 2009 Compared to Fiscal 2008

        Total Revenues.    Total revenues increased $109,968, or 13.2%, to $941,332 for the fiscal year ended September 30, 2009 from $831,364 for the fiscal year ended September 30, 2008. This increase was attributable to an increase in product sales volumes of a wide variety of products to both existing and new customers. Revenues attributable to new customers represented approximately 65% of the growth in total revenues during the fiscal year ended September 30, 2009. Revenues attributable to existing customers represented approximately 35% of the growth in total revenues during the fiscal year ended September 30, 2009. For the purpose of calculating growth rates of new and existing customer revenue, we have defined a new customer as a customer that did not purchase product from us in the corresponding fiscal quarter of the prior year, with the remaining customer base being considered an existing customer. Revenues from new customers for each fiscal quarter are summed to arrive at the estimated year-to-date revenue for new customers. Included in the new customer growth were approximately $8,937 of revenues attributable to new customers acquired as a result of the acquisition of substantially all of the assets of AAHA MARKETLink as of July 1, 2008. Additionally, we had $17,628 of incremental revenues as a result of the acquisition of substantially all of the assets of AAHA MARKETLink from customers who had previously been purchasing from both MWI and AAHA MARKETLink.

        Commission revenues increased $1,264, or 9.8%, to $14,223 for the fiscal year ended September 30, 2009 from $12,959 for the fiscal year ended September 30, 2008. The increase of commission revenues was due to the increase in gross agency billings of $24,012, or 9.8%, to $269,057 for the fiscal year ended September 30, 2009 from $245,045 for the fiscal year ended September 30, 2008.

        Gross Profit.    Gross profit increased $15,103, or 12.6%, to $134,655 for the fiscal year ended September 30, 2009 from $119,552 for the fiscal year ended September 30, 2008. The change in gross profit is primarily a result of increased total revenues as discussed above. Vendor rebates decreased by approximately $1,600 for the fiscal year ended September 30, 2009 as compared to the fiscal year ended September 30, 2008. This decrease in vendor rebates was primarily due to the elimination of the Pfizer livestock rebate opportunity, partially offset by increases in rebates from other vendors, including a strong performance on a significant vendor rebate program offered from a certain vendor during the quarter ended September 30, 2009. The decrease in vendor rebates was partially offset by an improvement in freight costs as a percentage of total revenues compared to the fiscal year ended September 30, 2008. Gross profit as a percentage of total revenues was 14.3% and 14.4% for the fiscal years ended September 30, 2009 and 2008, respectively.

        Selling, General and Administrative Expenses ("SG&A").    SG&A increased $6,704, or 8.0%, to $90,827 for the fiscal year ended September 30, 2009 from $84,123 for the fiscal year ended September 30, 2008. This increase was primarily due to increased compensation and benefits costs and an increase in our allowance for doubtful accounts, partially offset by a decrease in travel expenses. SG&A as a percentage of revenue was 9.6% for the fiscal year ended September 30, 2009 and 10.1% for the fiscal year ended September 30, 2008. This improvement was primarily due to improvements in compensation costs, outside fees and services, and travel expenses.

        Depreciation and Amortization.    Depreciation and amortization expense increased $287, or 9.3%, to $3,365 for the fiscal year ended September 30, 2009 from $3,078 for the fiscal year ended September 30, 2008. The move of the Grand Prairie, Texas distribution center and the implementation of new technologies contributed to the increase in depreciation expense. In addition, amortization expense increased as a result of intangible assets acquired in the purchase of substantially all of the assets of AAHA MARKETLink.

        Other Income/Expenses.    Other income decreased $28, or 5.0%, to $528 for the fiscal year ended September 30, 2009 from $556 for the fiscal year ended September 30, 2008. The decrease in other income was primarily due to a reduction in interest revenue of during the fiscal year ended September 30, 2009 as compared to the same period in the prior year. This was a result of lower interest rates during fiscal year 2009 as compared to fiscal year 2008. This decrease in interest revenue was partially offset by an increase earnings from equity method investees.

        Income Tax Expense.    Our effective tax rate was 39.2% for the fiscal year ended September 30, 2009 and 39.5% for the fiscal year ended September 30, 2008.

Fiscal 2008 Compared to Fiscal 2007

        Total Revenues.    Total revenues increased $121,259, or 17.1%, to $831,364 for the fiscal year ended September 30, 2008 from $710,105 for the fiscal year ended September 30, 2007. This increase was attributable to an increase in product sales volumes of a wide variety of products to both existing and new customers. Revenues attributable to new customers represented approximately 57% of the growth in total revenues during the fiscal year ended September 30, 2008. Revenues attributable to existing customers represented approximately 43% of the growth in total revenues during the fiscal year ended September 30, 2008. For the purpose of calculating growth rates of new and existing customer revenue, we have defined a new customer as a customer that did not purchase product from us in the corresponding fiscal quarter of the prior year, with the remaining customer base being considered an existing customer. Revenues from new customers for each fiscal quarter are summed to arrive at the estimated year-to-date revenue for new customers. Included in the new customer growth were approximately $2,762 of revenues attributable to new customers acquired as a result of the acquisition of substantially all of the assets of AAHA MARKETLink as of July 1, 2008. Additionally, we had $5,474 of incremental revenues as a result of the acquisition of substantially all of the assets AAHA MARKETLink from customers who had previously been purchasing from both MWI and AAHA MARKETLink.

        Commission revenues increased $3,327, or 34.5%, to $12,959 for the fiscal year ended September 30, 2008 from $9,632 for the fiscal year ended September 30, 2007. The increase of commission revenues was due to the increase in gross agency billings of $50,694, or 26.1%, to $245,045 for the fiscal year ended September 30, 2008 from $194,351 for the fiscal year ended September 30, 2007. The growth in commissions was due to an increase in sales volume to customers and additional incentives that were achieved during the fiscal year.

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

        Selling, General and Administrative Expenses.    SG&A increased $10,908, or 14.9%, to $84,123 for the fiscal year ended September 30, 2008 from $73,215 for the fiscal year ended September 30, 2007. This increase was primarily due to increased compensation and benefits costs and occupancy and location costs. Compensation and benefit costs increased due to the addition of 81 employees during the fiscal year, which includes 23 new field sales representatives and 18 new telesales representatives. Compensation costs also increased as a result of increased sales commissions that are directly correlated with the sales growth. Occupancy and location costs increased as a result of the addition of our distribution center in Edwardsville, Kansas. This distribution center commenced operations in October 2007. We also experienced higher credit card fees as a result of increased revenues and usage.

SG&A as a percentage of revenue was 10.1% for the fiscal year ended September 30, 2008 and 10.3% for the fiscal year ended September 30, 2007.

        Depreciation and Amortization.    Depreciation and amortization expense increased $654, or 27.0%, to $3,078 for the fiscal year ended September 30, 2008 from $2,424 for the fiscal year ended September 30, 2007. The addition of the Kansas distribution center and the implementation of new technologies contributed to the increase in depreciation expense. In addition, amortization expense increased as a result of intangible assets acquired in the purchases of the assets of Securos, Tri V and AAHA MARKETLink.

        Other Income/Expenses.    Other income increased $176, or 46.3%, to $556 for the fiscal year ended September 30, 2008 from $380 for the fiscal year ended September 30, 2007. The increase in other income was primarily due to a reduction in interest expense of $280 in the fiscal year ended September 30, 2008 as compared to the same period in the prior year. This was a result of the issuance of additional shares of common stock in April 2007, the proceeds of which were partially used to pay down borrowings on our revolving credit facility. This resulted in less outstanding indebtedness during fiscal year 2008 under the revolving credit facility as compared to fiscal year 2007. Additionally, for most of fiscal year 2008, interest rates were lower which also resulted in lower interest expense.

        Income Tax Expense.    Our effective tax rate was 39.5% for the fiscal year ended September 30, 2008 and 37.7% for the fiscal year ended September 30, 2007. The increase in the effective tax rate for the year ended September 30, 2008 as compared to the year ended September 30, 2007 was primarily attributable to the change in our estimates related to state taxes as a result of our adoption of a new tax accounting standard.

Seasonality in Operating Results

        Our quarterly sales and operating results have varied significantly in the past, and will likely continue to do so in the future. Historically, our total revenues have typically been higher during the spring and fall months due to increased sales of production animal products. Product use cycles for production animal products are directly related to medical procedures performed by veterinarians on production animals during the spring and fall months. These buying patterns can also be affected by vendors' and distributors' marketing programs or price increase announcements, which can cause veterinarians to purchase production animal health products earlier than those products are needed. This kind of early purchasing may reduce our sales in the months these purchases would have otherwise been made. See "Risk Factors—Our quarterly operating results may fluctuate significantly, and these fluctuations may cause our stock price to fall." Additionally, while we accrue rebates as they are earned, our rebates have historically been highest during the quarter ended December 31, since some of our vendors' rebate programs were designed to include targets to be achieved near the end of the calendar year. We do not expect this trend in vendor rebates to continue starting in the fourth calendar quarter of 2009 due to the change in the Pfizer livestock contract that was effective January 1, 2009.

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

	For the three-months ended (unaudited)
	Dec. 31, 2007	Mar. 31, 2008	Jun. 30, 2008	Sept. 30, 2008	Dec. 31, 2008	Mar. 31, 2009	Jun. 30, 2009	Sept. 30, 2009
	(In thousands, except per share amounts)(1)
Revenues:
Product sales	$189,303	$182,461	$196,325	$210,864	$216,616	$199,620	$231,743	$232,724
Product sales to related party	11,117	8,922	8,689	10,724	12,330	11,137	12,075	10,864
Commissions	2,941	3,577	3,263	3,178	2,873	3,755	3,645	3,950

Total revenues	203,361	194,960	208,277	224,766	231,819	214,512	247,463	247,538
Cost of product sales	173,576	166,692	177,970	193,574	198,164	182,878	212,980	212,655

Gross profit	29,785	28,268	30,307	31,192	33,655	31,634	34,483	34,883
Selling, general and administrative expenses	21,303	20,410	20,802	21,608	23,133	21,498	22,748	23,448
Depreciation and amortization	747	746	757	828	835	867	844	819

Operating income	7,735	7,112	8,748	8,756	9,687	9,269	10,891	10,616
Other income (expense):
Interest expense	(51)	(114)	(53)	(47)	(64)	(75)	(63)	(40)
Earnings of equity method investees	51	41	37	50	66	55	53	56
Other	235	117	115	175	149	127	130	134

Total other income (expense)	235	44	99	178	151	107	120	150
Income before taxes	7,970	7,156	8,847	8,934	9,838	9,376	11,011	10,766
Income tax expense	(3,270)	(2,778)	(3,429)	(3,513)	(3,889)	(3,589)	(4,395)	(4,213)

Net income	$4,700	$4,378	$5,418	$5,421	$5,949	$5,787	$6,616	$6,553

Earnings per common share:
Basic	$0.39	$0.36	$0.45	$0.45	$0.49	$0.48	$0.55	$0.54
Diluted	$0.38	$0.36	$0.44	$0.44	$0.48	$0.47	$0.54	$0.53

(1)
The sums of the quarterly line items may not agree to the year-to-date amounts as a result of rounding.

Liquidity and Capital Resources

        Our principal sources of liquidity are cash flows generated from operations and borrowings on our revolving credit facility under our credit agreement. We use capital primarily to fund day-to-day operations and to maintain sufficient inventory levels in order to promptly fulfill customer orders and to expand our operations and sales growth. We believe our capital resources, including our ability to borrow funds from our revolving credit facility, will be sufficient to meet our anticipated cash needs for at least the next twelve months. Bank of America, N.A. and Wells Fargo, N.A. are the lenders under our revolving credit facility. The revolving credit facility allows for borrowings in the aggregate of $70,000, with the right to request an increase in the commitment to $100,000. The revolving credit facility has a maturity date of December 1, 2011 and a variable interest rate equal to the Daily LIBOR

Floating Rate or the LIBOR 1-month fixed rate plus a margin ranging from 0.7% to 1.25% or the Prime Rate (at our option). The lenders also receive an unused line fee and letter of credit fee equal to 0.125% of the unused amount of the revolving credit facility. Our outstanding balance on the revolving credit facility at September 30, 2009 was $0, and the interest rate for the revolving credit facility was approximately 0.9% as of September 30, 2009.

        The revolving credit facility allows for the issuance of up to $10,000 in letters of credit. The letters of credit typically act as guarantees of payment to certain third parties in accordance with specified terms and conditions. We had no outstanding letters of credit at September 30, 2009 and four letters of credit totaling $400 at September 30, 2008. There were no outstanding borrowings on these letters of credit at September 30, 2008.

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

        We generally extend some level of credit to our customers without requiring collateral, which exposes us to credit risk. If customers' cash flow or operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain other sources of credit, they may not be able to pay or may delay payment to us, or in some cases may return products to us. Any inability of current and/or potential customers to pay us for our products and/or services due to their deteriorating financial condition or otherwise may adversely affect our results of operations and financial condition. Volatility in commodity prices, such as milk, corn, grain and feeder cattle, and deteriorating economic conditions can have a significant impact on the financial results of our customers. We continually assess our customers' ability to pay us and adjust our allowance for doubtful accounts, as necessary. Our allowance for doubtful accounts increased $2,128 to $3,006 as of September 30, 2009, compared to $878 as of September 30, 2008. This change was due to bad debt expense of $2,769, offset by write-offs of $641.

        Operating Activities.    For fiscal year ended September 30, 2009, cash provided by operating activities was $11,939, and was primarily attributable to net income of $24,905, a decrease in inventory of $2,072 and an increase in accrued expenses of $2,091. This amount was partially offset by an increase in receivables of $14,019 and a decrease in accounts payable of $4,712. The increase in net income is a result of the factors discussed above in "Results of Operations". The increase in accounts receivable is primarily related to the increase in sales as well as an increase in receivables with extended payment terms due to a vendor promotion offered during the fourth quarter of fiscal year 2009. We provide financing terms to our customers that we believe are customary for our industry. There are occasions when we offer extended terms based on market conditions and customer demand. Our inventory levels decreased in the current year due to focused inventory management. Our accounts payable decreased primarily due to the decrease in inventory and the timing of payments for inventory.

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

        For fiscal year ended September 30, 2007, cash provided by operating activities was $15,379, and was primarily attributable to net income of $16,875 and an increase in accounts payable and accrued expenses of $17,311. This amount was partially offset by an increase in receivables of $11,797 and inventories of $8,795. The increase in accounts receivable is primarily related to the increase in sales and the offering of extended payment terms to production animal veterinarians in response to market conditions. The increased levels of inventory and accounts payable are related to purchases to correspond to increased sales, purchases to achieve target volumes and service levels and the opening of a new distribution center located in Edwardsville, Kansas.

        Investing Activities.    For fiscal year ended September 30, 2009, net cash used in investing activities was $2,520. Significant transactions impacting cash used in investing activities include capital expenditures of $2,662 primarily related to the relocation of our distribution center in Grand Prairie, Texas and the opening of our distribution center in Whitestown, Indiana. Additionally, we continue to improve our information technology infrastructure.

        For fiscal year ended September 30, 2008, net cash used in investing activities was $16,198. Significant transactions impacting cash used in investing activities include the acquisition of substantially all of the assets of AAHA MARKETLink for $8,676, net of cash received of $1,320, the acquisition of substantially all of the assets of Tri V for $4,606, capital expenditures of $3,246 primarily related to the relocation of our distribution center in Grand Prairie, Texas and expansion and improvements made to our existing distribution centers. Additionally, we continue to improve our information technology infrastructure and had multiple projects related to improving our technology.

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

        Financing Activities.    For fiscal year ended September 30, 2009, net cash provided by financing activities was $1,464, and was primarily attributable to the tax benefit of $1,178 from the exercise of common stock options. We had proceeds of $143 from the stock option exercises and $240 related to the sale of stock under our employee stock purchase plan.

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

        Capital Resources.    On December 13, 2006, MWI Co., (our wholly-owned subsidiary) as borrower, entered into an unsecured credit agreement with us and Memorial Pet Care, as guarantors, and Bank of America, N.A. and Wells Fargo Bank, N.A., (collectively, the "lenders") for the provision of a revolving credit facility (the "facility"). The facility allows for borrowings in the aggregate of $70,000, with the right to request an increase in the commitment of the lenders to $100,000. The facility has a maturity date of December 1, 2011 and a variable interest rate equal to the Daily LIBOR Floating Rate or the LIBOR 1-month fixed rate plus a margin ranging from 0.7% to 1.25% or the Prime Rate (at our option). The lenders also receive an unused line fee and letter of credit fee equal to 0.125% of the unused amount of the facility. Our outstanding balance on the facility at September 30, 2009 was $0.

        From time to time we issue letters of credit to act as guarantee of payment to specified third parties. We had no letters of credit at September 30, 2009 and four letters of credit totaling $400 at September 30, 2008. There were no outstanding borrowings on these letters of credit at September 30, 2008.

        In January 2005, we issued a promissory note in the aggregate principal amount of $487 in partial consideration for the purchase of substantially all the assets of Vetpo. The note bears interest at the Prime Rate, payable quarterly. The principal of the note is payable in five equal annual installments, which began on January 1, 2006. At September 30, 2009, we owed $97 on this note payable.

Off Balance Sheet Arrangements

        At September 30, 2009, we had no significant investments that were accounted for under the equity method in accordance with accounting principles generally accepted in the United States except for Feeders Advantage. Feeders Advantage has no liabilities associated with them that were guaranteed by or that would be considered material to us. Accordingly, we do not have any off balance sheet arrangements with unconsolidated entities.

Contractual Obligations

Contractual Obligations

        Our contractual obligations at September 30, 2009 mature as follows (in thousands):

	Payments Due by Period
	Total	1 Year or less	2-3 Years	4-5 Years	More than 5 Years
Revolving credit facility(1)	$—	$—	$—	$—	$—
Operating lease commitments	14,805	3,168	5,036	2,986	3,615
Long-term debt obligations (including current portion)	97	97	—	—	—
Interest on long-term debt and revolving credit facility(2)	191	89	102	—	—
Other long-term obligations(3)	1,452	804	531	47	70

Total contractual obligations	$16,545	$4,158	$5,669	$3,033	$3,685

(1)
The revolving credit facility balance at September 30, 2009 was $0.

(2)
For debt instruments with variable interest rates and unused commitment fees, interest has been calculated for all future periods using the rates in effect at September 30, 2009.

(3)
Other long-term obligations include contracts related to information technology services, telecommunications and financial services. This also includes $242, which is an estimate of certain tax positions that are expected to be settled within the next fiscal year.

Guarantees

        We provide guarantees, indemnifications and assurances to others in the ordinary course of our business. We have evaluated our agreements that contain guarantees and indemnification clauses in accordance with the guidance of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("Codification" or "ASC") 460, Guarantees.

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

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to sales returns, allowance for doubtful accounts, customer incentives, vendor rebates, inventories, goodwill and intangible assets, income taxes, impairment of long-lived assets, depreciation and amortization, employee benefits and contingencies. We base our estimates on historical experience and on various other assumptions and factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We, based on our ongoing review, will make adjustments to our judgments and estimates where facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the estimates described above.

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

Vendor Rebates

        Vendor rebates are recorded based on the terms of the contracts with each vendor and in accordance with the provisions of ASC 605, Revenue Recognition. We may receive quarterly, semi-annual and annual performance-based rebates from third-party vendors based upon attainment of certain sales and/or purchase goals. Sales rebates are classified in our accompanying consolidated statements of income as a reduction to cost of product sales at the time the sales performance measures are achieved. Purchase rebates are measured against inventory purchases from the vendors and are a reduction of inventory until the product is sold. When the inventory is sold, purchase rebates are recognized as a reduction to cost of product sales.

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

Customer Incentives

        Customer incentives are accrued based on the terms of the contracts with each customer and in accordance with the provisions of ASC 605, Revenue Recognition. These incentive programs provide that the customer receives an incentive based on their product purchases or attainment of performance goals. Incentives are estimated based on the specific terms in each agreement, historical experience and product growth rates. The incentives are recognized as a reduction of product sales.

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

        Goodwill and non-amortizing intangible assets were evaluated for impairment in our fourth quarter of 2009 and we determined that the recorded amount was not impaired. The fair value calculations used for these tests require us to make assumptions about items that are inherently uncertain. Assumptions related to future market demand, market prices and product costs could vary from actual results, and the impact of such variations could be material. Factors that could affect the assumptions include changes in economic conditions, changes in government regulations, success in marketing products and competitive conditions in our industry. The factors that most significantly affect the fair value calculation are market multiples and estimates of future cash flows. Fair value was determined using the discounted cash flow method.

Recently Issued and New Accounting Pronouncements

        On July 1, 2009, the FASB ASC became the single source of authoritative generally accepted accounting principles (other than rules and interpretive releases of the U.S. Securities and Exchange Commission). The Codification is topically based with topics organized by ASC number and updated with Accounting Standards Updates ("ASUs"). ASUs will replace accounting guidance that historically was issued as FASB Statements ("SFAS"), FASB Interpretations, FASB Staff Positions, Emerging Issue Task Force Issues or other types of accounting standards. The Codification became effective September 15, 2009 and disclosures within this Annual Report on Form 10-K have been updated to reflect the change.

        In December 2007, the FASB issued a new accounting standard included in ASC 805, Business Combinations. The new standard retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred, among other items. The standard will apply prospectively to any business combinations occurring in our fiscal year beginning October 1, 2009.

        In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which amends the consolidation guidance applicable to variable interest entities and requires additional disclosures concerning an enterprise's continuing involvement with variable interest entities. The statement is effective for our fiscal year beginning October 1, 2010. We are currently evaluating the expected impact, if any, that this standard will have on our consolidated financial statements.

        In September 2009, the FASB ratified the consensus reached by the Emerging Issues Task Force related to revenue arrangements with multiple deliverables, as summarized in Accounting Standards Update 2009-13 (ASC 605, Revenue Recognition). This standard amends the criteria for when to evaluate individual delivered items in a multiple deliverable arrangement and how to allocate consideration received. This standard is effective for our fiscal year beginning October 1, 2010. We are currently evaluating the expected impact, if any, that this standard will have on our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        We are exposed to market risks primarily from changes in interest rates in the United States. We do not engage in financial transactions for trading or speculative purposes.

        The interest payable on the revolving credit facility is based on variable interest rates and is affected by changes in market interest rates. The outstanding balance on the revolving credit facility as of September 30, 2009 was $0. Therefore, there was no exposure to market risks as of this date. If there had been a balance on the revolving credit facility of $70,000, which is the maximum available amount on the revolving credit facility, a change of 10% from the interest rate as of September 30, 2009, which was approximately 0.9% (Daily LIBOR Floating Rate plus a margin of 0.70%), would have changed interest by $63.

Item 8.    Financial Statements and Supplementary Data.

MWI Veterinary Supply, Inc.

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MWI Veterinary Supply, Inc.
Meridian, Idaho

        We have audited the accompanying consolidated balance sheets of MWI Veterinary Supply, Inc. and subsidiaries (the "Company") as of September 30, 2009 and 2008, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2009. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 10 to the consolidated financial statements, on October 1, 2007 the Company adopted the provisions of Accounting Standards Codification 740 (formerly Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109).

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 20, 2009, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Boise, Idaho
November 20, 2009

MWI VETERINARY SUPPLY, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended September 30, 2009, 2008 and 2007

Dollars and shares in thousands, except per share amounts

	2009	2008	2007
Revenues:
Product sales	$880,703	$778,953	$664,351
Product sales to related party	46,406	39,452	36,122
Commissions	14,223	12,959	9,632

Total revenues	941,332	831,364	710,105
Cost of product sales	806,677	711,812	607,756

Gross profit	134,655	119,552	102,349
Selling, general and administrative expenses	90,827	84,123	73,215
Depreciation and amortization	3,365	3,078	2,424

Operating income	40,463	32,351	26,710
Other income (expense):
Interest expense	(242)	(265)	(545)
Earnings of equity method investees	230	179	169
Other	540	642	756

Total other income (expense), net	528	556	380

Income before taxes	40,991	32,907	27,090
Income tax expense	(16,086)	(12,990)	(10,215)

Net income	$24,905	$19,917	$16,875

Earnings per common share:
Basic	$2.06	$1.65	$1.43
Diluted	$2.02	$1.62	$1.40
Weighted average common shares outstanding:
Basic	12,088	12,053	11,764
Diluted	12,306	12,301	12,044

See notes to consolidated financial statements

MWI VETERINARY SUPPLY, INC.

CONSOLIDATED BALANCE SHEETS

As of September 30, 2009 and 2008

Dollars and shares in thousands, except per share amounts

	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$14,302	$3,419
Receivables, net	142,485	128,564
Inventories	116,119	118,403
Prepaid expenses and other current assets	3,946	3,168
Deferred income taxes	1,517	809

Total current assets	278,369	254,363
Property and equipment, net	9,313	9,687
Goodwill	37,610	37,727
Intangibles, net	10,194	10,945
Other assets, net	2,433	2,083

Total assets	$337,919	$314,805

Liabilities And Stockholders' Equity
Current Liabilities:
Line-of-credit	$—	$—
Accounts payable	117,830	123,003
Accrued expenses	10,767	9,854
Current maturities of long-term debt	97	97

Total current liabilities	128,694	132,954
Deferred income taxes	1,298	751
Long-term debt	—	97
Commitments and contingencies
Stockholders' Equity
Common stock $0.01 par value, 40,000 authorized; 12,196 and 12,098 shares issued and outstanding, respectively	122	121
Additional paid in capital	124,337	122,319
Retained earnings	83,468	58,563

Total stockholders' equity	207,927	181,003

Total liabilities and stockholders' equity	$337,919	$314,805

See notes to consolidated financial statements

MWI VETERINARY SUPPLY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended September 30, 2009, 2008 and 2007

Dollars and shares in thousands

	Shares of Common Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Total
Balance at October 1, 2006	11,549	$115	$107,483	$22,028	$129,626
Net income	—	—	—	16,875	16,875
Issuance of common stock, net of issuance costs of $383	349	4	11,248	—	11,252
Issuance of restricted stock for purchase of Securos	13	—	486	—	486
Exercises of common stock options	98	1	337	—	338
Tax benefit of common stock exercises	—	—	1,122	—	1,122
Issuance of stock awards, net of forfeitures	15	—	312	—	312

Balance at September 30, 2007	12,024	120	120,988	38,903	160,011
Net income	—	—	—	19,917	19,917
Cumulative effect of change in accounting principle	—	—	—	(257)	(257)
Issuance of common stock	2	—	59	—	59
Issuance of restricted stock for purchase of Tri V	13	—	505	—	505
Exercises of common stock options	19	—	218	—	218
Tax benefit of common stock exercises	—	—	216	—	216
Issuance of stock awards, net of forfeitures	40	1	333	—	334

Balance at September 30, 2008	12,098	121	122,319	58,563	181,003
Net income	—	—	—	24,905	24,905
Issuance of common stock	9	—	240	—	240
Exercises of common stock options	81	1	142	—	143
Tax benefit of common stock exercises	—	—	1,178	—	1,178
Issuance of stock awards, net of forfeitures	8	—	458	—	458

Balance at September 30, 2009	12,196	$122	$124,337	$83,468	$207,927

See notes to consolidated financial statements

MWI VETERINARY SUPPLY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended September 30, 2009, 2008 and 2007

Dollars in thousands

	2009	2008	2007
Cash Flows From Operating Activities:
Net income	$24,905	$19,917	$16,875
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	3,377	3,089	2,435
Amortization of debt issuance costs	43	43	63
Stock-based compensation	482	334	312
Deferred income taxes	(161)	(14)	(47)
Earnings of equity method investees	(230)	(179)	(169)
Tax benefit of common stock options	(1,178)	(216)	(1,122)
Loss on disposal of property and equipment	29	2	18
Other	—	—	(9)
Changes in operating assets and liabilities (net of effects of business acquisitions):
Receivables	(14,019)	(11,180)	(11,797)
Inventories	2,072	(23,543)	(8,795)
Prepaid expenses and other current assets	(760)	(794)	304
Accounts payable	(4,712)	22,203	15,654
Accrued expenses	2,091	960	1,657

Net cash provided by operating activities	11,939	10,622	15,379
Cash Flows From Investing Activities:
Business acquisitions	117	(13,224)	(4,661)
Purchases of property and equipment	(2,662)	(3,246)	(3,872)
Other	25	272	(216)

Net cash used in investing activities	(2,520)	(16,198)	(8,749)
Cash Flows From Financing Activities:
Issuance of common stock, net of issuance costs	240	59	11,252
Proceeds from stock options	143	218	338
Tax benefit of common stock options	1,178	216	1,122
Payment on debt	(97)	(97)	(97)
Net payments on line-of-credit	—	—	(10,559)
Debt issuance costs	—	—	(124)

Net cash provided by financing activities	1,464	396	1,932
Net Increase/(Decrease) in Cash and Cash Equivalents	10,883	(5,180)	8,562
Cash and Cash Equivalents at Beginning of Period	3,419	8,599	37

Cash and Cash Equivalents at End of Period	$14,302	$3,419	$8,599

See notes to consolidated financial statements

MWI VETERINARY SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollars in thousands, except share and per share data

1. Business Description and Basis of Presentation

        MWI Veterinary Supply, Inc. is a leading distributor of animal health products to veterinarians across the United States. We market our products to veterinarians in both the companion and production animal markets. We operate twelve distribution centers located across the United States. We also provide supplies to Feeders' Advantage, L.L.C. ("Feeders'Advantage"), a 50% owned entity that sells to various feedlot companies.

2. Summary of Significant Accounting Policies

        Principles of Consolidation—The accompanying consolidated financial statements consist of MWI Veterinary Supply, Inc. and its wholly-owned subsidiaries, collectively referred to herein as "MWI." All intercompany transactions have been eliminated. We use the equity method of accounting for our investments in entities in which we have significant influence; generally this represents an ownership interest between 20% and 50%. Our share of income or loss from these investments is reported as increases or decreases in the respective investment with a corresponding amount reported as other income. We have evaluated all subsequent events through November 20, 2009, the date the financial statements were issued.

        Basis of Accounting and Use of Estimates—The accompanying consolidated financial statements have been prepared on the accrual basis of accounting using accounting principles generally accepted in the United States. In preparing financial information, we use certain estimates and assumptions that may affect the reported amounts and disclosures. Some of these estimates require difficult, subjective and complex judgments about matters that are inherently uncertain. As a result, actual results could differ from these estimates. Estimates are used when accounting for sales returns, allowance for doubtful accounts, customer incentives, vendor rebates, inventories, goodwill and intangible assets, income taxes, impairment of long-lived assets, depreciation and amortization, employee benefits, and contingencies. The estimates of fair value of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date and reported amounts of revenue and expenses for the periods are based on assumptions that we believe to be reasonable.

        Segment Information—We are a distributor of animal health products to veterinarians. These operations are within a single reporting segment and are primarily located within the United States.

        Revenue Recognition—We sell products we source from vendors to our customers through either a "buy/sell" transaction or an agency relationship with our vendors. In a "buy/sell" transaction, we purchase or take inventory of products from the vendor. When a customer places an order with us, we pick, pack, ship and invoice the customer for the order. We recognize revenue from "buy/sell" transactions as product sales when the product is delivered to the customer. We accept product returns from our customers. We estimate returns based on historical experience and recognize these estimated returns as a reduction of product sales. Product returns have not been significant to our financial statements. We record revenues net of sales tax. In an agency relationship, we generally do not

MWI VETERINARY SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except share and per share data

2. Summary of Significant Accounting Policies (Continued)

purchase and take inventory of products from vendors. We receive an order from a customer, then transmit the order to the vendor, who picks, packs and ships the order to the customer. In some cases, the vendor invoices and collects payment from the customer, while in other cases we invoice and collect payment from the customer on behalf of the vendor. We receive a commission payment for soliciting the order from the customer and for providing other customer service activities. Commissions are recognized when the services upon which the commissions are based are complete. Gross billings from agency contracts were $269,057, $245,045 and $194,351 for the years ended September 30, 2009, 2008 and 2007, respectively, and generated commission revenue of $14,223, $12,959 and $9,632 for the years ended September 30, 2009, 2008 and 2007, respectively.

        Cost of Product Sales and Vendor Rebates—Cost of product sales consist of our inventory product cost, including shipping costs to and from our distribution centers. Vendor rebates are recorded based on the terms of the contracts or programs with each vendor. We receive quarterly, semi-annual and annual performance-based rebates from third-party vendors based upon attainment of certain sales and/or purchase goals. Sales rebates are classified in the accompanying consolidated statements of income as a reduction to cost of product sales at the time the sales performance measures are achieved. Purchase rebates are measured against inventory purchases from the vendors and are classified as a reduction of inventory until the product is sold. When the inventory is sold and purchase measures are achieved, purchase rebates are recognized as a reduction to cost of product sales.

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

        We periodically review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairments were identified during the fiscal years ended September 30, 2009 and 2008.

        Goodwill and Intangible Assets—We recognize the excess purchase price over the fair value of net assets acquired and liabilities assumed in a business combination as goodwill on the consolidated balance sheet. Goodwill and non-amortizing intangible assets, consisting of trade names and patents, are tested for impairment at least annually. We perform an annual impairment test as of September 30 each year and we have concluded that there was no impairment at September 30, 2009 or 2008. These impairment tests will continue to be performed at least annually and more frequently if circumstances indicate a possible impairment. Amortizing intangible assets primarily include customer relationships and covenants not to compete and are amortized over their useful lives or contractual term which range from 1-20 years.

        We periodically review identifiable intangible assets, excluding goodwill and non-amortizing intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairments were identified during the fiscal years ended September 30, 2009, 2008 and 2007.

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

        Product sales to Banfield were approximately 11% of our total product sales in fiscal year 2009, and 10% in fiscal years 2008 and 2007. Product sales to Feeder's Advantage, a related party (See Note 13), were approximately 5% of our total product sales in the fiscal years 2009, 2008 and 2007.

        Advertising—Advertising costs are expensed when incurred and are included as part of selling, general and administrative expenses. Advertising costs were $783, $563 and $392 in fiscal years 2009, 2008 and 2007, respectively.

        Recently Issued and New Accounting Pronouncements—On July 1, 2009, the Financial Accounting Standards Board ("FASB") ASC became the single source of authoritative generally accepted accounting principles (other than rules and interpretive releases of the U.S. Securities and Exchange Commission). The Codification is topically based with topics organized by ASC number and updated with Accounting Standards Updates ("ASUs"). ASUs will replace accounting guidance that historically was issued as FASB Statements ("SFAS"), FASB Interpretations, FASB Staff Positions, Emerging Issue Task Force Issues or other types of accounting standards. The Codification became effective September 15, 2009 and disclosures within this Annual Report on Form 10-K have been updated to reflect the change.

        In December 2007, the FASB issued a new accounting standard included in ASC 805, Business Combinations. The new standard retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred, among other items. The standard will apply prospectively to any business combinations occurring in our fiscal year beginning October 1, 2009.

        In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which amends the consolidation guidance applicable to variable interest entities and requires additional

MWI VETERINARY SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except share and per share data

2. Summary of Significant Accounting Policies (Continued)

disclosures concerning an enterprise's continuing involvement with variable interest entities. The statement is effective for our fiscal year beginning October 1, 2010. We are currently evaluating the expected impact, if any, that this standard will have on our consolidated financial statements.

        In September 2009, the FASB ratified the consensus reached by the Emerging Issues Task Force related to revenue arrangements with multiple deliverables, as summarized in Accounting Standards Update 2009-13 (ASC 605, Revenue Recognition). This standard amends the criteria for when to evaluate individual delivered items in a multiple deliverable arrangement and how to allocate consideration received. This standard is effective for our fiscal year beginning October 1, 2010. We are currently evaluating the expected impact, if any, that this standard will have on our consolidated financial statements.

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

        In July 2008, we acquired substantially all of the assets of AAHA Services Corporation, operating as AAHA MARKETLink ("AAHA MARKETLink") for approximately $8,676, net of cash acquired of $1,320 (including direct acquisition costs of approximately $212). The purchase price was reduced by $117 as a result of a post closing working capital adjustment. Based near Denver, Colorado, AAHA MARKETLink was a distributor of animal health products to members of the American Animal Hospital Association.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of each acquisition, as adjusted during the allocation period as defined in ASC 805, Business Combinations. These purchase price allocations are based on a combination of

MWI VETERINARY SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except share and per share data

3. Business Acquisitions (Continued)

valuations and internal analyses. The impact of our acquisitions was not material to our consolidated financial statements.

	2009	2008	2007
Receivables	$—	$5,705	$352
Inventories	—	237	746
Property and equipment	—	5	286
Intangibles	—	6,569	2,947
Goodwill	(117)	4,763	1,403
Other assets	—	12	39

Total assets acquired	(117)	17,291	5,773

Accounts payable	—	3,562	611
Other liabilities	—	—	15

Total liabilities assumed	—	3,562	626

Net assets acquired	$(117)	$13,729	$5,147

        The amount recorded as goodwill for all acquisitions is expected to be deductible for tax purposes over 15 years.

4. Receivables

        Receivables consist of the following at September 30:

	2009	2008
Trade	$132,369	$118,242
Vendor rebates and programs	13,122	11,200

	145,491	129,442
Allowance for doubtful accounts	(3,006)	(878)

	$142,485	$128,564

        Approximately 13% and 10% of our trade receivables resulted from transactions with a single customer as of September 30, 2009 and 2008, respectively.

MWI VETERINARY SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except share and per share data

5. Property and Equipment

        Property and equipment consists of the following at September 30:

	2009	2008
Land	$20	$20
Leasehold improvements	3,566	3,094
Machinery, furniture and equipment	12,792	11,587
Computer hardware and software	3,325	3,428
Construction in progress	1,140	1,626

	20,843	19,755
Accumulated depreciation and amortization	(11,530)	(10,068)

	$9,313	$9,687

        We recorded depreciation expense of $2,546, $2,441 and $2,110 for the years ended September 30, 2009, 2008 and 2007, respectively.

6. Intangibles

        Intangible assets consists of the following at September 30:

	Useful Lives	2009	2008
Amortizing:
Customer relationships	9-20 years	$9,076	$9,076
Covenants not to compete	1-5 years	686	686
Other	3-5 years	257	257

		10,019	10,019
Accumulated amortization		(2,177)	(1,346)

		7,842	8,673
Non-Amortizing:
Trade names and patents		2,352	2,272

		$10,194	$10,945

MWI VETERINARY SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except share and per share data

6. Intangibles (Continued)

        We recorded amortization expense of $831, $648 and $325 for the years ended September 30, 2009, 2008 and 2007, respectively. Estimated amortization expense related to intangible assets as of September 30, 2009 is as follows:

Amount
2010	$804
2011	786
2012	758
2013	674
2014	668
Thereafter	4,152

$7,842

7. Revolving Credit Facility and Long-Term Debt

        Revolving Credit Facility—On December 13, 2006, MWI Co., (our wholly-owned subsidiary) as borrower, entered into an unsecured credit agreement with us and Memorial Pet Care, as guarantors, and Bank of America, N.A. and Wells Fargo Bank, N.A., (collectively, the "lenders") for the provision of a revolving credit facility (the "facility"). The facility allows for borrowings in the aggregate of $70,000, with the right to request an increase in the commitment of the lenders to $100,000. The facility has a maturity date of December 1, 2011 and a variable interest rate equal to the Daily LIBOR Floating Rate or the LIBOR 1-month fixed rate plus a margin ranging from 0.7% to 1.25% or the Prime Rate (at our option). The lenders also receive an unused line fee and letter of credit fee equal to 0.125% of the unused amount of the facility. Our outstanding balance on the facility at September 30, 2009 was $0. The interest rate for the facility was approximately 0.9% as of September 30, 2009.

        The facility contains certain financial covenants as well as other restrictive covenants. As of September 30, 2009, we were in compliance with all covenants. The facility allows for the issuance of up to $10,000 in letters of credit. The letters of credit typically act as a guarantee of payment to certain third-parties in accordance with specified terms and conditions. We had no outstanding letters of credit at September 30, 2009 and four letters of credit totaling $400 at September 30, 2008. There were no outstanding borrowings on these letters of credit at September 30, 2008.

        Long-Term Debt—In January 2005, we issued a promissory note in the aggregate principal amount of $487 in partial consideration for the purchase of substantially all the assets of Vetpo. The note bears interest at the Prime Rate (3.25% at September 30, 2009), payable quarterly. The principal of the note is payable in five equal annual installments, the first of which was due on January 1, 2006. The balance on this promissory note was $97 and $194 at September 30, 2009 and 2008, respectively.

MWI VETERINARY SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except share and per share data

8. Common Stock and Stock-Based Awards

2002 Stock Plan

        We have a 2002 Stock Plan (the "2002 Plan") to provide our directors, executives and other key employees with additional incentives by allowing them to acquire an ownership interest in us and, as a result, encouraging them to contribute to our success. At September 30, 2009 and 2008, we had 344,220 and 417,798 shares, respectively, of our common stock available for issuance under the 2002 Plan. The options granted under the 2002 Plan are nonqualified stock options that have an exercise price per share equal to fair market value of the common stock at the time of grant. The term of each option is determined by our board of directors or by a designated committee of the board. The term of any option may not exceed ten years from the date of grant.

2005 Stock Plan

        In July 2005, we adopted the 2005 Stock-Based Award and Incentive Compensation Plan (the "2005 Plan"). Under the 2005 Plan as amended, we may offer restricted shares of our common stock and grant options to purchase shares of our common stock to selected employees and non-employee directors. The purpose of the 2005 Plan is to promote our long-term financial success by attracting, retaining and rewarding eligible participants. At September 30, 2009 and 2008 we had 1,064,752 and 1,089,706 shares, respectively, of our common stock available for issuance under the 2005 Plan.

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

MWI VETERINARY SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except share and per share data

8. Common Stock and Stock-Based Awards (Continued)

        A summary of common stock options activity under the 2002 and 2005 Plans are as follows:

	2009		2008		2007
	Number of Shares	Weighted average exercise price	Number of Shares	Weighted average exercise price	Number of Shares	Weighted average exercise price
Outstanding at beginning of year	420,898	$2.87	441,502	$3.27	540,895	$3.32
Granted	—	—	—	—	—	—
Exercised	(81,004)	1.77	(19,618)	11.11	(98,533)	3.42
Cancelled or expired	(490)	17.57	(986)	17.00	(860)	17.00

Outstanding at end of year	339,404	$3.11	420,898	$2.87	441,502	$3.27
Exercisable at end of year	339,404	$3.11	364,490	$3.28	328,686	$4.33
Expected to vest	—	—	56,408	$0.18	112,816	$0.18

        The intrinsic value of the shares outstanding and exercisable as of September 30, 2009 was $12,504.

	Outstanding options			Exercisable options
Range of exercise prices	Number of Shares	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number of Shares	Weighted average exercise price
$ 0.18 - $16.99	283,780	2.7	$0.18	283,780	$0.18
$17.00 - $19.99	45,014	5.8	$17.00	45,014	$17.00
$20.00 - $23.06	10,610	6.0	$22.51	10,610	$22.51

        During the fiscal years ended September 30, 2009 and 2008, we issued stock awards of 11,500 and 40,100 shares, respectively. During the fiscal years ended September 30, 2009 and 2008, there were 3,210 and 611 shares forfeited, respectively, related to the vesting stock awards. During the fiscal years ended September 30, 2009 and 2008, we recognized $583 and $352, respectively, in compensation expense related to common stock awards.

2008 Employee Stock Purchase Plan

        In February 2008, we approved the 2008 Employee Stock Purchase Plan (the "ESPP"). The plan allows substantially all employees to purchase shares of our common stock at 95% of the fair market value on the date of purchase. The purchase date is the last trading date of the purchase period, which begins in March, June, September and December. Employees accumulate amounts through payroll deductions during the purchase period of between 1% and 10% but no more than $20,000 annually. An employee is allowed to purchase a maximum of 200 shares per purchase period. We issued 8,998 and

MWI VETERINARY SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except share and per share data

8. Common Stock and Stock-Based Awards (Continued)

1,571 shares of our common stock under the ESPP during fiscal years ended September 30, 2009 and 2008, respectively.

9. Computation Of Earnings Per Common Share (In thousands, except per share data)

	2009		2008		2007
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income	$24,905	$24,905	$19,917	$19,917	$16,875	$16,875

Weighted average common shares outstanding	12,088	12,088	12,053	12,053	11,764	11,764
Effect of diluted securities Stock options and restricted stock		218		248		280

Weighted average shares outstanding		12,306		12,301		12,044
Earnings per share	$2.06	$2.02	$1.65	$1.62	$1.43	$1.40

Anti-dilutive shares excluded from calculation		—		—		—

10. Income Taxes

        The components of the U.S. Federal and state income tax expense consist of the following:

	2009	2008	2007
Current payable:
U.S. Federal	$13,868	$10,752	$9,367
State	2,379	1,964	895

	16,247	12,716	10,262
Deferred:
U.S. Federal	(136)	236	(42)
State	(25)	38	(5)

	(161)	274	(47)

	$16,086	$12,990	$10,215

MWI VETERINARY SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except share and per share data

10. Income Taxes (Continued)

        Our deferred tax assets and liabilities consist of the following at September 30:

	2009	2008
Deferred tax assets:
Investments	$149	$144
Allowance for doubtful accounts	1,166	339
Inventories	312	341
Revenue recognition	182	185
Lease expense	226	183
Federal benefit of state taxes	8	56
Other	45	93

Total deferred tax assets	2,088	1,341
Deferred tax liabilities:
Property and equipment	(1,447)	(895)
Prepaid expenses	(284)	(269)
Other	(138)	(119)

Total deferred tax liabilities	(1,869)	(1,283)

Net deferred tax assets	$219	$58

        We believe realization of these deferred assets is more likely than not. Accordingly, no valuation allowance has been recorded.

        Income tax expense differed from income taxes at the U.S. federal statutory tax rate for all periods presented as follows:

	2009	2008	2007
Taxes computed at statutory rate	35.0%	35.0%	35.0%
State income taxes (net of federal income tax benefit)	3.8	3.8	2.0
Other	0.4	0.7	0.7

	39.2%	39.5%	37.7%

        In 2006, the FASB issued a new accounting standard included in ASC 740, Income Taxes, which clarifies the accounting for uncertainty in tax positions. This standard requires that management evaluate its tax positions for all open tax years to determine if the position is more likely than not to be sustained upon examination by taxing authorities having full knowledge of all relevant information. We adopted the provisions of this standard as of October 1, 2007, the beginning of our 2008 fiscal year. As a result of the adoption of this standard, we reported a cumulative effect adjustment of $257 which reduced our retained earnings.

MWI VETERINARY SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except share and per share data

10. Income Taxes (Continued)

        A reconciliation of the unrecognized tax benefits is as follows:

	2009	2008
Unrecognized tax benefits—Beginning of year	$523	$449
Gross increases related to prior period tax positions	—	—
Gross decreases related to prior period tax positions	(54)	(8)
Gross increases related to current period tax positions	182	185
Settlements	(428)	(103)

Unrecognized tax benefits—End of year	$223	$523

        For the fiscal year ended September 30, 2009, our income tax expense included $7 of tax-related interest and penalties. Of the $223 unrecognized tax benefits as of September 30, 2009, $27 would impact our effective rate, if recognized. For the fiscal year ended September 30, 2008, our income tax expense included $40 of tax-related interest and penalties. Of the $523 unrecognized tax benefits as of September 30, 2008, $220 would have impacted our effective rate, if recognized. Our policy for classifying interest and penalties associated with unrecognized tax benefits is to include such items in income tax expense.

        We filed Form 3115 Application of Change in Accounting Method with the Internal Revenue Service during the fiscal year ended September 30, 2008. We filed an advance consent request for a non-automatic account method change for tax purposes for which we had not received approval prior to our reporting period end. The method change will make revenue recognition for tax purposes the same as revenue recognized for book purposes. We expect resolution within the next twelve months which would decrease the liability for unrecognized tax benefits by approximately $182.

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

MWI VETERINARY SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except share and per share data

11. Statements of Cash Flows—Supplemental and Noncash Disclosures

	2009	2008	2007
Supplemental Disclosures
Cash paid for interest	$173	$189	$531
Cash paid for income taxes	15,251	12,865	8,842
Noncash Activities
Issuance of restricted common stock for asset acquisition	—	505	486
Equipment acquisitions financed with accounts payable	119	580	254

12. Commitments and Contingencies

        We have operating leases for office and distribution center space and equipment for varying periods. Certain leases have renewal options and require contingent payments for increases, including executory costs, property taxes, insurance and certain other costs in excess of a base year amount. Total rent expense for the years ended September 30, 2009, 2008 and 2007 were $3,968, $3,629 and $3,048, respectively.

        The aggregate future noncancelable minimum rental payments on operating leases at September 30, 2009 are as follows:

2010	$3,168
2011	2,686
2012	2,350
2013	1,823
2014	1,163
Thereafter	3,615

$14,805

13. Related Party Transactions

        MWI Co., our subsidiary, holds a 50% membership interest in Feeders' Advantage that is accounted for as an investment using the equity method. Sales of products to Feeders' Advantage, which are at our cost, were $46,406, $39,443 and $36,116 for the fiscal years ended September 30 2009, 2008 and 2007, respectively. MWI Co. charged Feeders' Advantage for certain operating and administrative services of $771, $562 and $550 for the fiscal years ended September 30 2009, 2008 and 2007, respectively. Our President and Chief Executive Officer and a member of our Board of Directors are each members of the board of managers of Feeders' Advantage.

MWI VETERINARY SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except share and per share data

13. Related Party Transactions (Continued)

        MWI Co. provides Feeders' Advantage with a line-of-credit to finance its day-to-day operations. This line-of-credit bears interest at the prime rate. The interest due on the line-of-credit is calculated and charged to Feeders' Advantage on the last day of each month. Conversely, to the extent MWI Co. has a payable balance due to Feeders' Advantage, the payable balance accrues interest in favor of Feeders' Advantage at the average federal funds rates in effect for that month. As of September 30, 2009 and 2008, MWI Co. had a payable balance to Feeders' Advantage of $210 and $429, respectively.

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

        Both portions of the plan allow for employer contributions. We are required to match 50% of the employee's contribution to the 401(k) portion of the plan up to 6% of the employee's salary. Our matching contributions for the 401(k) portion of the plan were $975, $911 and $794 for the fiscal years ended September 302009, 2008 and 2007, respectively. Employee's contributions are fully vested immediately while employer contributions vest over a five-year period.

        Contributions to the profit sharing portion of the Plans are discretionary, ranging from 0% to 3%, and are approved by our Board of Directors. Total profit sharing expense for the fiscal years ended September 30 2009, 2008 and 2007 were $1,106, $956 and $817, respectively. Employer contributions are fully vested immediately.

15. Financial Instruments

        Financial Instruments—The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of ASC 825, Financial Instruments. The estimated fair value amounts have been determined by us, using available market information and appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, receivables, investments, accounts payable, long-term debt and the facility are a reasonable estimate of their fair value based on their short-term nature.

MWI VETERINARY SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except share and per share data

16. Quarterly Financial Data (Unaudited)

	Three-Months Ended
	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Year
	(Dollars and shares in thousands, except per share data)(1)
2009
Total revenues	$231,819	$214,512	$247,463	$247,538	$941,332
Gross profit	33,655	31,634	34,483	34,883	134,655
Operating income	9,687	9,269	10,891	10,616	40,463
Net income	5,949	5,787	6,616	6,553	24,905
Earnings per common share—basic	$0.49	$0.48	$0.55	$0.54	$2.06
Earnings per common share—diluted	$0.48	$0.47	$0.54	$0.53	$2.02
Weighted average common shares outstanding: Basic	12,071	12,076	12,079	12,125	12,088
Diluted	12,295	12,296	12,303	12,331	12,306
2008
Total revenues	$203,361	$194,960	$208,277	$224,766	$831,364
Gross profit	29,785	28,268	30,307	31,192	119,552
Operating income	7,735	7,112	8,748	8,756	32,351
Net income	4,700	4,378	5,418	5,421	19,917
Earnings per common share—basic	$0.39	$0.36	$0.45	$0.45	$1.65
Earnings per common share—diluted	$0.38	$0.36	$0.44	$0.44	$1.62
Weighted average common shares outstanding: Basic	12,046	12,050	12,051	12,063	12,053
Diluted	12,296	12,298	12,298	12,311	12,301

(1)
The sums of the quarterly net income and earnings per share amounts do not agree to the year-to-date earnings per common share amount as a result of rounding.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

        Our management, including the Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of the our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of September 30, 2009. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our Company's disclosure controls and procedures, including the accumulation and communication of disclosures to the Company's Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by the us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2009. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that , as of September 30, 2009, internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MWI Veterinary Supply, Inc.
Meridian, Idaho

        We have audited the internal control over financial reporting of MWI Veterinary Supply, Inc. and subsidiaries (the "Company") as of September 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended September 30, 2009, of the Company, and our report dated November 20, 2009 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule and included an explanatory paragraph regarding the Company's adoption of Accounting Standards Codification 740 (formerly Financial Accounting Standards Board Interpretation No. 48, Accounting Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109).

/s/ DELOITTE & TOUCHE LLP
Boise, Idaho
November 20, 2009

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance of the Registrant.

        The information regarding directors and nominees for directors of the Company, including identification of the audit committee and audit committee financial expert, is presented under the headings "Corporate Governance—Committees of the Board of Directors," and "Election of Directors—Nominees For Directors" in the Company's definitive proxy statement for use in connection with the 2010 Annual Meeting of Stockholders (the "Proxy Statement") to be filed within 120 days after the end of the Company's fiscal year ended September 30, 2009. The information contained under these headings is incorporated herein by reference. Information regarding the executive officers of the Company is included in this Annual Report on Form 10-K under Item 1 of Part I as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

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

Item 11.    Executive Compensation.

        Information concerning executive compensation is presented under the headings "Executive Compensation" and "Compensation Committee Report" in the Proxy Statement. The information contained under these headings is incorporated herein by reference.

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

Equity Compensation Plan Information

        The following table provides information as of September 30, 2009 about the common stock that may be issued under all of our existing equity compensation plans, including the 2002 Stock Plan and

2005 Stock-Based Incentive Compensation Plans. Both of these plans have been approved by our stockholders.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	339,404	$3.11	1,069,568
Equity compensation plans not approved by security holders	—	—	—

Total	339,404	$3.11	1,069,568

Item 13.    Certain Relationships, Related Transactions and Director Independence.

        Information concerning related transactions is presented under the heading "Certain Relationships, Related Transactions and Director Independence" in the Proxy Statement. The information contained under this heading is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

        Information concerning principal accountant fees and services is presented under the heading "Ratification of Appointment of Independent Registered Public Accounting Firm" in the Proxy Statement. The information contained under this heading is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)
The following documents are filed as part of this report:

1)
Consolidated Financial Statements: See Index to Consolidated Financial Statements at Item 8 on page 44 of this report.

2)
Financial Statement Schedule: Schedule II—Consolidated Valuation and Qualifying Accounts

3)
Exhibits are incorporated herein by reference or are filed with this report as set forth in the Index to Exhibits on pages 68 through 70 hereof.

MWI VETERINARY SUPPLY, INC.
SCHEDULE II—CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
(Amounts in thousands)

	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Deductions/ Write-offs	Balance at End of Period
Allowance for Doubtful Accounts
Year ended September 30, 2007	$1,154	$208	$(488)	$874
Year ended September 30, 2008	874	454	(450)	878
Year ended September 30, 2009	878	2,769	(641)	3,006

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MWI VETERINARY SUPPLY, INC.
	By:	/s/ MARY PATRICIA B. THOMPSON Mary Patricia B. Thompson (Senior Vice President of Finance and Administration, Chief Financial Officer)
Date: November 20, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of November 20, 2009.

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

Index to Exhibits

Filed with the Annual Report
on Form 10-K for the
Year Ended September 30, 2009

Number	Description
2.1	Asset Purchase Agreement among MWI Veterinary Supply Co., AAHA Services Corporation and American Animal Hospital Association effective July 1, 2008, incorporated herein by reference to Exhibit 2.1 of the Company's Annual Report on Form 10-K, filed November 24, 2008.
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
10.2
Third Amendment to Office Lease Agreement dated February 28, 2008 between Rafanelli and Nahas and MWI Veterinary Supply Co., incorporated herein by reference to Exhibit 99.1 of the Company's Quarterly Report on Form 10Q, filed February 4, 2009.
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
10.6
First Amendment to 2007 - 2008 Merial Independent Sales Agent Agreement effective as of January 1, 2008 by and between Merial Limited and MWI Veterinary Supply Co., incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q, filed May 1, 2008.†

Number	Description
10.7	First Amendment to the Agreement for Product Purchases effective as of July 1, 2009 by and between MWI Veterinary Supply Co. and Medical Management International, Inc., dba Banfield, The Pet Hospital®.†
10.8
First Amendment to the Agreement for Logistics Services effective as of July 1, 2009 by and between MWI Veterinary Supply Co. and Medical Management International, Inc., dba Banfield, The Pet Hospital®.†
10.9	Agreement for Home Delivery Logistics Services effective as of July 1, 2009 by and between MWI Veterinary Supply Co. and Medical Management International, Inc., dba Banfield, the Pet Hospital®.†
10.10
Credit Agreement dated as of December 13, 2006 by and between MWI Veterinary Supply Co., as Borrower, MWI Veterinary Supply, Inc. and Memorial Pet Care, Inc. as Guarantors, Bank of America, N.A. and Wells Fargo Bank, N.A., as Lenders, incorporated herein by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q, filed February 5, 2007.
10.11
Livestock Products Agreement effective as of January 1, 2009 by and between Pfizer Inc. and MWI Veterinary Supply Co., incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q, filed February 4, 2009.†
10.12
Pfizer Equine Products Marketing Agreement effective as of January 1, 2009 by and between Pfizer Inc. and MWI Veterinary Supply Co., incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q, filed April 30, 2009.†
10.13
2009 Strategic Brands Distribution Agreement effective as of January 1, 2009 by and between Pfizer Inc. and MWI Veterinary Supply Co., incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q, filed April 30, 2009.†
10.14
Companion Animal Select Brands Distribution Agreement effective as of January 1, 2009 by and between Pfizer Inc. and MWI Veterinary Supply, Inc., incorporated herein by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q, filed April 30, 2009.†
10.15	MWI Veterinary Supply, Inc. 2008 Employee Stock Purchase Plan, incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q, filed May 1, 2008.
10.16
License Agreement dated and effective July 1, 2008 between MWI Veterinary Supply Co. and American Animal Hospital Association, incorporated herein by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K, filed November 24, 2008.†
10.17
Sponsorship Letter Agreement dated June 30, 2008 between American Animal Hospital Association and MWI Veterinary Supply Co, incorporated herein by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K, filed November 24, 2008.
10.18	Companion Animal AAHA MARKETLink Management Agreement dated and effective as of September 1, 2009 between Pfizer, Inc. and MWI Veterinary Supply Co.†
21.1	Subsidiaries of MWI Veterinary Supply, Inc.

Number	Description
23	Consent of Deloitte & Touche LLP
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.

†
Certain portions of the exhibit have been omitted pursuant to a confidential treatment request submitted to and approved by the SEC.