Form 10-Q
period 2009-12-31
MWI Veterinary Supply, Inc.
filed 2010-02-04
CIK 1323974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

(208) 955-8930
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of February 1, 2010 was 12,218,236.

MWI VETERINARY SUPPLY, INC.

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

MWI VETERINARY SUPPLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Dollars and shares in thousands, except per share data
(unaudited)

	Three months ended December 31,
	2009	2008
Revenues:
Product sales	$221,479	$216,616
Product sales to related party	11,058	12,330
Commissions	3,574	2,873
Total revenues	236,111	231,819

Cost of product sales	200,102	198,164
Gross profit	36,009	33,655

Selling, general and administrative expenses	22,421	23,133
Depreciation and amortization	855	835
Operating income	12,733	9,687

Other income (expense):
Interest expense	(40)	(64)
Earnings of equity method investees	57	66
Other	107	149
Total other income (expense), net	124	151

Income before taxes	12,857	9,838
Income tax expense	(5,023)	(3,889)

Net income	$7,834	$5,949

Earnings per common share:
Basic	$0.64	$0.49
Diluted	$0.63	$0.48

Weighted average common shares outstanding:
Basic	12,173	12,071
Diluted	12,356	12,295

See Notes to Condensed Consolidated Financial Statements

MWI VETERINARY SUPPLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars and shares in thousands, except per share data
(unaudited)

	December 31,	September 30,
	2009	2009
Assets

Current Assets:
Cash and cash equivalents	$10,841	$14,302
Receivables, net	133,501	142,485
Inventories	131,689	116,119
Prepaid expenses and other current assets	3,440	3,946
Deferred income taxes	1,793	1,517
Total current assets	281,264	278,369

Property and equipment, net	9,079	9,313
Goodwill	37,610	37,610
Intangibles, net	9,987	10,194
Other assets, net	2,490	2,433
Total assets	$340,430	$337,919

Liabilities And Stockholders’ Equity

Current Liabilities:
Line-of-credit	$—	$—
Accounts payable	109,565	117,830
Accrued expenses	13,054	10,767
Current maturities of long-term debt	97	97
Total current liabilities	122,716	128,694

Deferred income taxes	1,510	1,298

Commitments and contingencies

Stockholders’ Equity
Common stock $0.01 par value, 40,000 authorized; 12,218 and 12,196 shares issued and outstanding, respectively	122	122
Additional paid in capital	124,780	124,337
Retained earnings	91,302	83,468
Total stockholders’ equity	216,204	207,927
Total liabilities and stockholders’ equity	$340,430	$337,919

See Notes to Condensed Consolidated Financial Statements

MWI VETERINARY SUPPLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands (unaudited)

	Three months ended December 31,
	2009	2008
Cash Flows From Operating Activities:
Net income	$7,834	$5,949
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	858	838
Amortization of debt issuance costs	11	11
Stock-based compensation	70	54
Deferred income taxes	(64)	(25)
Earnings of equity method investees	(47)	(66)
Loss on disposal of property and equipment	—	29
Tax benefit of common stock options	(305)	(223)
Changes in operating assets and liabilities (net of effects of acquisitions):
Receivables	8,973	(9,910)
Inventories	(15,570)	(15,790)
Prepaid expenses and other current assets	524	340
Accounts payable	(8,165)	15,124
Accrued expenses	2,592	1,856
Net cash used in operating activities	(3,289)	(1,813)

Cash Flows From Investing Activities:
Business acquisitions	—	117
Purchases of property and equipment	(517)	(1,173)
Other	(36)	(63)
Net cash used in investing activities	(553)	(1,119)

Cash Flows From Financing Activities:
Issuance of common stock, net of issuance costs	62	72
Proceeds from stock options	14	4
Tax benefit of common stock options	305	223
Net cash provided by financing activities	381	299

Decrease in Cash and Cash Equivalents	(3,461)	(2,633)

Cash and Cash Equivalents at Beginning of Period	14,302	3,419

Cash and Cash Equivalents at End of Period	$10,841	$786

See Notes to Condensed Consolidated Financial Statements

MWI VETERINARY SUPPLY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollars in thousands, except per share data
(unaudited)

NOTE 1 — GENERAL

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the results of operations, financial position and cash flows of MWI Veterinary Supply, Inc. and its wholly-owned subsidiaries (collectively referred to as “we,” “us,” and “our” throughout this Form 10-Q).  All material intercompany balances have been eliminated.  We have evaluated all subsequent events through February 4, 2010, the date the financial statements were issued.

In the opinion of our management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly, in all material respects, our results for the periods presented. These condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our 2009 Annual Report on Form 10-K filed with the SEC on November 20, 2009.  The results of operations for the three months ended December 31, 2009 are not necessarily indicative of results to be expected for the entire fiscal year.

Our unaudited condensed consolidated balance sheet as of September 30, 2009 has been derived from the audited consolidated balance sheet as of that date.

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

Revenue Recognition

We sell products we source from vendors to our customers through either a “buy/sell” transaction or an agency relationship with our vendors. In a “buy/sell” transaction, we purchase or take inventory of products from the vendor. When a customer places an order with us, we pick, pack, ship and invoice the customer for the order. We recognize revenue from “buy/sell” transactions as product sales when the product is delivered to the customer. We accept product returns from our customers. We estimate returns based on historical experience and recognize these estimated returns as a reduction of product sales. Product returns have historically not been significant to our financial statements. We record revenues net of sales tax.  In an agency relationship, we generally do not purchase and take inventory of products from vendors. We receive an order from a customer, then transmit the order to the vendor, who picks, packs and ships the order to the customer. In some cases, the vendor invoices and collects payment from the customer, while in other cases we invoice and collect payment from the customer on behalf of the vendor. We receive a commission payment for soliciting the order from the customer and for providing other customer service activities. Commissions are recognized when the services upon which the commissions are based are complete. Gross billings from agency contracts were $54,427 and $47,666 for the three months ended December 31, 2009 and 2008, respectively, and generated commission revenue of $3,574 and $2,873, respectively.

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

NOTE 2 — EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2009, the Financial Accounting Standards Board issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which has now been codified under Accounting Standards Codification 810.  This accounting standard amends the consolidation guidance applicable to variable interest entities and requires additional disclosures concerning an enterprise’s continuing involvement with variable interest entities. The statement is effective for our fiscal year beginning October 1, 2010. We are currently evaluating the expected impact, if any, that this standard will have on our consolidated financial statements.

NOTE 3 — RECEIVABLES

	December 31,	September 30,
	2009	2009
Trade	$120,961	$132,369
Vendor rebates and programs	15,762	13,122
	136,723	145,491
Allowance for doubtful accounts	(3,222)	(3,006)
	$133,501	$142,485

Product sales resulting from transactions with Banfield, The Pet Hospital (“Banfield”) were approximately 11% and 9% of total product sales during the three months ended December 31, 2009 and 2008, respectively. Approximately 13% of our trade receivables resulted from transactions with Banfield as of December 31, 2009 and September 30, 2009.

NOTE 4 — PROPERTY AND EQUIPMENT

	December 31,	September 30,
	2009	2009
Land	$20	$20
Leasehold improvements	3,736	3,566
Machinery, furniture and equipment	13,532	12,792
Computer equipment	3,599	3,325
Construction in progress	370	1,140
	21,257	20,843
Accumulated depreciation	(12,178)	(11,530)
	$9,079	$9,313

Depreciation expense was $651 and $629 for the three months ended December 31, 2009 and 2008, respectively.

NOTE 5 — INTANGIBLES

		December 31,	September 30,
	Useful Lives	2009	2009
Amortizing:
Customer relationships	9-20 years	$9,076	$9,076
Covenants not to compete	1-5 years	686	686
Other	3-5 years	257	257
		10,019	10,019
Accumulated amortization		(2,384)	(2,177)
		7,635	7,842
Non-Amortizing:
Trade names and patents		2,352	2,352
		$9,987	$10,194

Amortization expense was $207 and $209 for the three months ended December 31, 2009 and 2008, respectively.  Estimated future annual amortization expense related to intangible assets as of December 31, 2009 follows:

Amount
Remainder of 2010	$597
2011	786
2012	758
2013	674
2014	668
Thereafter	4,152
$7,635

NOTE 6 — CREDIT FACILITY AND LONG-TERM DEBT

Line-of-Credit—On December 13, 2006, MWI Veterinary Supply Co., our wholly-owned subsidiary (“MWI Co.”) as borrower, entered into an unsecured credit agreement with us and Memorial Pet Care, Inc. (our wholly-owned subsidiary), as guarantors, and Bank of America, N.A. and Wells Fargo Bank, N.A., (collectively, the “lenders”) for the provision of a revolving credit facility (the “facility”).  The facility allows for borrowings in the aggregate of $70,000, with the right to request an increase in the commitment of the lenders to $100,000.  The facility has a maturity date of December 1, 2011 and a variable interest rate equal to the Daily LIBOR Floating Rate or the LIBOR 1-month fixed rate plus a margin ranging from 0.7% to 1.25% or the Prime Rate (at our option).  The lenders also receive an unused line fee and letter of credit fee equal to 0.125% of the unused amount of the facility. We had no outstanding balance on the facility at both December 31, 2009 and September 30, 2009, and the interest rate for the facility was 0.87% as of December 31, 2009.

The facility contains certain financial covenants as well as other restrictive covenants. As of December 31, 2009, we were in compliance with all covenants in the facility.  The facility allows for the issuance of up to $10,000 in letters of credit. The letters of credit would typically act as a guarantee of payment to certain third-parties in accordance with specified terms and conditions. We had no letters of credit outstanding at either December 31, 2009 or September 30, 2009.

NOTE 7 — COMMON STOCK AND STOCK-BASED AWARDS

2002 Stock Plan

We have a 2002 Stock Plan (the “2002 Plan”) to provide our directors, executives and other key employees with additional incentives by allowing them to acquire an ownership interest in us and, as a result, encouraging them to contribute to our success. As of December 31, 2009 and 2008, we had 323,804 and 402,220 shares, respectively, of our common stock available for issuance under the 2002 Plan. The options granted under the 2002 Plan are nonqualified stock options that have an exercise price per share equal to fair market value of the common stock at the time of grant. The term of each option is determined by our board of directors or by a designated committee of the board.  The term of any option may not exceed ten years from the date of grant.  As of December 31, 2009, 263,364 options to purchase common stock were outstanding with a weighted average exercise price of $0.18 per share and expiring through June 2012.

2005 Stock Plan

In July 2005, we adopted the 2005 Stock-Based Award and Incentive Compensation Plan (the “2005 Plan”). Under the 2005 Plan as amended, we may offer restricted shares of our common stock and grant options to purchase shares of our common stock to selected employees and non-employee directors. The purpose of the 2005 Plan is to promote our long-term financial success by attracting, retaining and rewarding eligible participants. As of December 31, 2009 and 2008 we had 1,064,771 and 1,081,199 shares, respectively, of our common stock available for issuance under the 2005 Plan. As of December 31, 2009, 54,967 options to purchase common stock were outstanding with a weighted average exercise price of $18.06 per share and expiring through September 2015.

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

We granted no common stock options during each of the three months ended December 31, 2009 and 2008.  During the three months ended December 31, 2009 and 2008, we did not issue any shares of restricted stock under the 2005 Plan.  During the three months ended December 31, 2009 and 2008, we recognized $95 and $91 of compensation expense related to restricted stock grants, respectively.

We also have an employee stock purchase plan (“ESPP”) that allows substantially all employees to purchase shares of our common stock at 95% of the fair market value on the date of purchase.  The purchase date is the last trading date of the purchase period, which begins in March, June, September and December.  Employees accumulate amounts through payroll deductions during the purchase period of between 1% and 10% but no more than $20,000 annually.  An employee is allowed to purchase a maximum of 200 shares per purchase period.  During the three months ended December 31, 2009 and 2008, we issued 1,770 and 3,057 shares, respectively, of our common stock under the ESPP.  As of December 31, 2009, there were 487,661 shares available to be issued under the ESPP.

NOTE 8 — INCOME TAXES

Our effective tax rate for the three months ended December 31, 2009 and 2008 was 39.1% and 39.5%, respectively.  The change in our effective tax rate is due to a change in our estimates related to state taxes.

As of December 31, 2009, we had $205 of unrecognized tax benefits, of which $15 would impact our effective rate if recognized. Our policy for classifying interest and penalties associated with unrecognized tax benefits is to include such items in income tax expense.  The amount of interest and penalties recognized during the three months ended December 31, 2009 and 2008 was not material.

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

Additionally, we are in the process of entering into voluntary disclosure agreements with certain state jurisdictions and it is possible that these matters may be settled within the next twelve months, which would decrease the liability for unrecognized tax benefits by approximately $23 as a result of the payment of additional tax expected to be due. Settlement of any particular position would usually require the use of cash.  The resolution of a matter would be recognized as an adjustment to our income tax expense and our effective tax rate in the period of resolution.  With few exceptions, we are no longer subject to income tax examination for years before 2004 in the U.S. and significant state and local jurisdictions.

NOTE 9 — COMPUTATION OF EARNINGS PER SHARE (In thousands, except per share data)

	Three months ended December 31,
	2009		2008
	Basic	Diluted	Basic	Diluted
Net income	$7,834	$7,834	$5,949	$5,949
Weighted average common shares outstanding	12,173	12,173	12,071	12,071
Effect of diluted securities Stock options and restricted stock		183		224
Weighted average diluted shares outstanding		12,356		12,295
Earnings per share	$0.64	$0.63	$0.49	$0.48
Anti-dilutive shares excluded from calculation		—		—

NOTE 10 — RELATED PARTIES

MWI Co. holds a 50.0% membership interest in Feeders’ Advantage LLC (“Feeders’ Advantage”).  MWI Co. charged Feeders’ Advantage for certain operating and administrative services in the amounts of $207 and $179 for the three months ended December 31, 2009 and 2008, respectively.  Sales of products to Feeders’ Advantage were $11,058 and $12,330 for the three months ended December 31, 2009 and 2008, respectively, which represented 5% of total product sales for both of the three months ended December 31, 2009 and 2008.

MWI Co. provides Feeders’ Advantage with a line-of-credit to finance its day-to-day operations. This line-of-credit bears interest at the prime rate. The interest due on the line-of-credit is calculated and charged to Feeders’ Advantage on the last day of each month. Conversely, to the extent MWI Co. has a payable balance due to Feeders’ Advantage, the payable balance accrues interest in favor of Feeders’ Advantage at the average federal funds rates in effect for that month. As of December 31, 2009, MWI Co. had a payable balance from Feeders’ Advantage of $794, and as of September 30, 2009, MWI Co. had a payable balance to Feeders’ Advantage of $210.

NOTE 11 — STATEMENTS OF CASH FLOWS — SUPPLEMENTAL AND NON-CASH DISCLOSURES

	Three months ended December 31,
	2009	2008
Supplemental Disclosures
Cash paid for interest	$23	$45
Cash paid for income taxes	340	168
Non-cash Activities
Equipment acquisitions financed with accounts payable	19	122

NOTE 12 — COMMITMENTS AND CONTINGENCIES

From time to time, in the normal course of business, we may become a party to legal proceedings that may have an adverse effect on our financial position, results of operations and cash flows. At December 31, 2009, we were not a party to any material pending legal proceedings and were not aware of any claims that could have a material adverse effect on our financial position, results of operations or cash flows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MWI Veterinary Supply, Inc.

Meridian, ID

We have reviewed the accompanying condensed consolidated balance sheet of MWI Veterinary Supply, Inc. and subsidiaries (the “Corporation”) as of December 31, 2009, and the related condensed consolidated statements of income and of cash flows for the three-month periods ended December 31, 2009 and 2008.  These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of MWI Veterinary Supply, Inc. and subsidiaries as of September 30, 2009 and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated November 20, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2009 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Boise, ID

February 4, 2010

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

Product sales in the production animal market have been negatively impacted by volatility in commodity prices such as milk, corn, grain and feeder cattle, changes in weather patterns that allow cattle to graze for longer periods and changes in the general economy.  Milk price declines in the dairy market over the last two years have had a significant impact on dairy farmers.  This has created cash-flow challenges for these farmers and in turn, has impacted the time it takes for us to collect our outstanding accounts receivable from these customers.  However, we still believe that it is important to our business to service this market and we intend to continue to support production animal veterinarians with a broad range of products and value-added services. Historically, sales in this market have been largely driven by spending on animal health products to improve productivity, weight gain and disease prevention, as well as a growing focus on food safety.

We generally extend some level of credit to our customers without requiring collateral, which exposes us to credit risk.  If customers’ cash flow or operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain other sources of credit, they may not be able to pay or may delay payment to us, or in some cases may return products to us. We continually assess our customers’ ability to pay us and adjust our allowance for doubtful accounts, as necessary.

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

Historically, our contract with Merial to sell their flea, tick and heartworm products included an exclusivity requirement.  This requirement did not permit us to sell or distribute other competing flea, tick and heartworm products.  During the course of our contract negotiations with Merial for calendar year 2010, we agreed with Merial to begin a non-exclusive arrangement for 2010 where we will be permitted to sell and distribute other competing products.  Some of these competing products will be sold under buy-sell arrangements, while others will be sold under agency arrangements.  Merial’s flea, tick and heartworm products are sold under an agency arrangement.  This switch to buy-sell arrangements for certain flea, tick and heartworm products will have an impact on how our revenues are reported, since under agency sales, only commissions are reported as revenues, while for buy-sell products the total sale price of the product is reported as revenue.

On October 15, 2009, Pfizer completed its acquisition of Wyeth.  Prior to this acquisition, Pfizer and Fort Dodge, a division of Wyeth, were our two largest vendors as measured by our revenues.  In connection with this acquisition, Pfizer divested certain animal health products to Boehringer Ingelheim.  Fort Dodge supplied products that accounted for approximately 11% of our revenues for fiscal year 2009.  Of this amount, based on information received from the Federal Trade Commission, Pfizer and Boehringer Ingelheim, we estimate that approximately 43% of such revenues were attributable to products now owned by Pfizer and approximately 57% of such revenues were attributable to products now owned by Boehringer Ingelheim.  We are currently negotiating new contracts with Pfizer and Boehringer Ingelheim for calendar year 2010.

On November 3, 2009, Merck and Schering-Plough completed their merger under which Merck acquired all of the outstanding stock of Schering-Plough.  Merial was a joint venture between Merck and Sanofi-Aventis, and Sanofi-Aventis acquired Merck’s interest in Merial shortly before Merck and Schering-Plough completed their merger.  Merck has announced that Sanofi-Aventis has an option to combine the Intervet/Schering-Plough Animal Health business with Merial to form an animal health joint venture that would be equally owned by the new Merck and Sanofi-Aventis.  If the option is exercised by Sanofi-Aventis, the formation of the new animal health joint venture would be subject to approval by the relevant regulatory authorities.  Merial and Intervet-Schering are also two of our larger vendors.  We are currently negotiating new contracts with each of these companies for calendar year 2010.

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

Our top ten vendors supplied products that accounted for approximately 68% and 73% of our revenues for the three months ended December 31, 2009 and 2008, respectively, and 74% of our revenues for the fiscal year ended September 30, 2009.  Pfizer supplied products that accounted for approximately 25% and 31% of our revenues during the three months ended December 31, 2009 and 2008, respectively, and  24% of our revenues for our fiscal year ended September 30, 2009.  Of the Pfizer supplied products, production animal products under a livestock agreement accounted for approximately 13% and 23% of our revenues during the three months ended December 31, 2009 and 2008, respectively and approximately 14% of our revenues for our fiscal year ended September 30, 2009.  Fort Dodge supplied products that accounted for approximately 1% and 9% of our revenues during the three months ended December 31, 2009 and 2008, respectively, and 11% of our revenues for our fiscal year ended September 30, 2009.  Intervet-Schering, a subsidiary of Schering Plough, supplied products that accounted for approximately 10% and 8% of our revenues during the three months ended December 31, 2009 and 2008, respectively, and 11% of our revenues for our fiscal year ended September 30, 2009.  Boehringer Ingelheim supplied products that accounted for approximately 7% and 3% of our revenues during the three months ended December 31, 2009 and 2008, respectively, and 4% of our revenues for our fiscal year ended September 30, 2009.  Merial, a subsidiary of Sanofi-Aventis,  supplies the majority of their products to us under an agency relationship.  Commission revenue generated from Merial products accounted for approximately 53% and 36% of total commission revenues for the three months ended December 31, 2009 and 2008, respectively, and 56% of total commission revenues for our fiscal year ended September 30, 2009.

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

For more information on our business, see our Annual Report on Form 10-K filed with the SEC on November 20, 2009.

Results of Operations

The following table summarizes our results of operations for the three months ended December 31, 2009 and 2008, in dollars and as a percentage of total revenues.

	Three Months Ended December 31,
	2009	%	2008	%
Revenues:
Product sales	$221,479	93.8%	$216,616	93.5%
Product sales to related party	11,058	4.7%	12,330	5.3%
Commissions	3,574	1.5%	2,873	1.2%
Total revenues	236,111	100.0%	231,819	100.0%

Cost of product sales	200,102	84.7%	198,164	85.5%
Gross profit	36,009	15.3%	33,655	14.5%

Selling, general and administrative expenses	22,421	9.5%	23,133	10.0%
Depreciation and amortization	855	0.4%	835	0.3%
Operating income	12,733	5.4%	9,687	4.2%

Other income (expense):
Interest expense	(40)	0.0%	(64)	0.0%
Earnings of equity method investees	57	0.0%	66	0.0%
Other	107	0.0%	149	0.1%
Total other income (expense), net	124	0.0%	151	0.1%

Income before taxes	12,857	5.4%	9,838	4.3%
Income tax expense	(5,023)	-2.1%	(3,889)	-1.7%
Net income	$7,834	3.3%	$5,949	2.6%

Earnings per common share:
Basic	$0.64		$0.49
Diluted	$0.63		$0.48

Weighted average common shares outstanding (in thousands):
Basic	12,173		12,071
Diluted	12,356		12,295

Other Data:
Product sales from Internet as a percentage of sales	32%		27%
Field sales representatives (at end of period)	204		192
Telesales representatives (at end of period)	143		138
Fill rate (1)	98%		98%

(1)          Defined as, for any period, the dollar value of orders shipped the same day they were placed from any distribution center expressed as a percentage of the total dollar value of the orders placed by customers in the period.

Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008

Total Revenues.  Total revenues increased 1.9% to $236,111 for the three months ended December 31, 2009, from $231,819 for the three months ended December 31, 2008.  Revenue growth from companion animal product sales continued to increase in line with historical double-digit growth rates.  Revenue from production animal product sales was negatively impacted by a change in a livestock contract with one of our largest vendors from the contract that was in place during the quarter ended December 31, 2008, as well as unfavorable economic conditions for livestock producers and the timing of price increases.  The livestock contract with one of our largest vendors in place during the quarter ended December 31, 2008 provided opportunities for incentives and rebates which the new contract that commenced on January 1, 2009 did not include.  Additionally, there were several price increases announced in the prior year that were effective on January 1, 2009 which caused increased buying to occur during the quarter ended December 31, 2008.  There was not the same level of price increases announced during the quarter ended December 31, 2009.  Revenues from existing customers decreased by approximately 4% as a result of the items described above.  Revenues from new customers accounted for growth of approximately 6%.  For the purpose of calculating growth rates of new and existing customer revenue, we have defined a new customer as a customer that did not purchase product from us in the corresponding fiscal quarter of the prior year, with the remaining customer base being considered existing customers.  Commissions on agency sales increased 24.4% to $3,574 for the three months ended December 31, 2009, from $2,873 for the three months ended December 31, 2008.  The increase in commissions was partially due to incentives that were achieved during the quarter ended December 31, 2009 that were not achieved in the same period of the prior fiscal year.

Gross Profit.  Gross profit increased by 7.0% to $36,009 for the three months ended December 31, 2009, from $33,655 for the three months ended December 31, 2008.  Gross profit as a percentage of total revenues was 15.3% and 14.5% for the three months ended December 31, 2009 and 2008, respectively.  Our product margin improved due to a shift in the mix of product revenues for the quarter ended December 31, 2009, compared to the same period in the prior fiscal year.  Vendor rebates for the three months ended December 31, 2009 decreased by approximately $850 compared to the three months ended December 31, 2008.  This decrease was primarily a result of the elimination of the livestock rebate opportunity from one of our largest vendors, partially offset by improvements in rebates from other vendors.  Our gross profit also benefited from an improvement in freight costs as a percentage of total revenues compared to the same period in the prior fiscal year.

Selling, General and Administrative (“SG&A”).  SG&A expenses decreased 3.1% to $22,421 for the three months ended December 31, 2009, from $23,133 for the three months ended December 31, 2008.  SG&A expenses as a percentage of total revenues improved to 9.5% for the three months ended December 31, 2009 compared to 10.0% for the three months ended December 31, 2008. The dollar decrease was primarily due to a lower bad debt expense, location expenses and travel expenses.  Our allowance for doubtful accounts increased approximately $215 during the quarter ended December 31, 2009, compared to approximately $650 during the quarter ended December 31, 2008.

Income Tax Expense.  Our effective tax rate for the three months ended December 31, 2009 and 2008 was 39.1% and 39.5%, respectively.  The change in our effective tax rate is due to a change in our estimates related to state taxes.

Critical Accounting Policies

The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  The accompanying condensed consolidated financial statements are prepared using the same critical accounting policies discussed in our Annual Report on Form 10-K filed with the SEC on November 20, 2009.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows generated from operations and borrowings on our revolving credit facility under our credit agreement. We use capital primarily to fund day-to-day operations and to maintain sufficient inventory levels in order to promptly fulfill customer orders and to expand our operations and sales growth. We believe our capital resources, including our ability to borrow funds from our revolving credit facility, will be sufficient to meet our anticipated cash needs for at least the next twelve months.  Bank of America, N.A. and Wells Fargo, N.A. are the lenders under our revolving credit facility.  The revolving credit facility allows for borrowings in the aggregate of $70,000, with the right to request an increase in the commitment to $100,000. The facility has a maturity date of December 1, 2011 and a variable interest rate equal to the Daily LIBOR Floating Rate or the LIBOR 1-month fixed rate plus a margin ranging from 0.7% to 1.25% or the Prime Rate (at our option).  The lenders also receive an unused line fee and letter of credit fee equal to 0.125% of the unused amount of the facility. Our outstanding balance on the facility at December 31, 2009 was $0, and the interest rate for the facility was .87% as of December 31, 2009.

The facility allows for the issuance of up to $10,000 in letters of credit. The letters of credit typically act as guarantees of payment to certain third parties in accordance with specified terms and conditions. We had no letters of credit outstanding at either December 31, 2009 or September 30, 2009.

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

Operating Activities.  For the three months ended December 31, 2009, cash used in operations was $3,289 and was primarily attributable to net income of $7,834, coupled with a decrease of receivables of $8,973 due to collection of receivables with extended payment terms that related to sales from prior periods.  This improvement in cash was offset by an increase in inventory of $15,570 due to the strategic purchase of inventory from certain vendors as incentives were offered for those purchases and a decrease in accounts payable of $8,165 due primarily to the timing of payment to vendors for our payment of inventory purchases.

For the three months ended December 31, 2008, cash used in operations was $1,813 and was primarily attributable to net income of $5,949, an increase of receivables of $9,910 due to revenue growth, an increase in inventories of $15,790 due to inventory planning and strategic inventory purchases, and an increase in accounts payable of $15,124.  The increase in accounts payable was due to the above mentioned inventory planning offset by the use of cash discounts on inventory purchases.

Investing Activities.  For the three months ended December 31, 2009, net cash used in investing activities was $553 and was primarily due to capital expenditures of $517 related to technology investments.

For the three months ended December 31, 2008, net cash used in investing activities was $1,119 and was primarily due to capital expenditures of $1,173, related to distribution center infrastructure and technology investments.

Financing Activities.  For the three months ended December 31, 2009, net cash provided by financing activities was $381, which was primarily due to the tax benefit from stock option exercises of $305 and common stock issued under our employee stock purchase plan of $62.

For the three months ended December 31, 2008, net cash provided by financing activities was $299, which was due to the proceeds and tax benefit of stock option exercises of $223 and issuance of common stock under our employee stock purchase plan of $72.

Contractual Obligations and Guarantees

For information on our contractual obligations and guarantees, see our Annual Report on Form 10-K filed on November 20, 2009 with the SEC. During the three months ended December 31, 2009, there were no material changes to the contractual and other long-term obligations reported in our Form 10-K on November 20, 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks primarily from changes in interest rates in the United States. The Company does not engage in financial transactions for trading or speculative purposes.

The interest payable on our revolving credit facility is based on variable interest rates and is therefore affected by changes in market interest rates. The outstanding balance on the facility as of December 31, 2009 was $0.  Therefore, there was no exposure to market risks as of that date.  If there had been a balance on the facility of $70,000, which is the maximum available amount on the facility, a change of 10% from the interest rate as of December 31, 2009, which was .87% (Daily LIBOR Floating Rate plus .70%), would have changed interest by $15 for the quarter ended December 31, 2009.

Item 4.  Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of December 31, 2009.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information concerning our repurchase of shares of our common stock during the three months ended December 31, 2009.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

October 1, 2009 to October 31, 2009	626	(1)	$38.39	—	—
November 1, 2009 to November 30, 2009	—		—	—	—
December 1, 2009 to December 31, 2009	—		—	—	—
Total	626	(1)	$38.39	—	—

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

MWI Veterinary Supply, Inc.
(Registrant)

Date: February 4, 2010	/s/ Mary Patricia B. Thompson
Mary Patricia B. Thompson
Senior Vice President of Finance and Administration, Chief Financial Officer