Form 10-Q
period 2010-03-31
MWI Veterinary Supply, Inc.
filed 2010-05-06
CIK 1323974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of April 30, 2010 was 12,277,361.

MWI VETERINARY SUPPLY, INC.

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

MWI VETERINARY SUPPLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Dollars and shares in thousands, except per share data
(unaudited)

	Three months ended March 31,		Six months ended March 31,
	2010	2009	2010	2009
Revenues:
Product sales	$271,893	$199,620	$493,372	$416,236
Product sales to related party	10,516	11,137	21,574	23,467
Commissions	4,188	3,755	7,762	6,628
Total revenues	286,597	214,512	522,708	446,331

Cost of product sales	247,075	182,878	447,177	381,042
Gross profit	39,522	31,634	75,531	65,289

Selling, general and administrative expenses	25,592	21,498	48,013	44,631
Depreciation and amortization	1,266	867	2,121	1,702
Operating income	12,664	9,269	25,397	18,956

Other income (expense):
Interest expense	(178)	(75)	(218)	(139)
Earnings of equity method investees	53	55	110	121
Other	135	127	242	276
Total other income (expense), net	10	107	134	258

Income before taxes	12,674	9,376	25,531	19,214
Income tax expense	(5,003)	(3,589)	(10,026)	(7,478)
Net income	$7,671	$5,787	$15,505	$11,736

Earnings per common share:
Basic	$0.63	$0.48	$1.27	$0.97
Diluted	$0.62	$0.47	$1.25	$0.95

Weighted average common shares outstanding:
Basic	12,207	12,076	12,190	12,073
Diluted	12,376	12,296	12,366	12,296

See Notes to Condensed Consolidated Financial Statements

 MWI VETERINARY SUPPLY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars and shares in thousands, except per share data
 (unaudited)

	March 31,	September 30,
	2010	2009
Assets

Current Assets:
Cash and cash equivalents	$866	$14,302
Receivables, net	178,564	142,485
Inventories	144,340	116,119
Prepaid expenses and other current assets	4,367	3,946
Deferred income taxes	2,152	1,517
Total current assets	330,289	278,369

Property and equipment, net	13,579	9,313
Goodwill	48,098	37,610
Intangibles, net	26,698	10,194
Other assets, net	2,802	2,433
Total assets	$421,466	$337,919

Liabilities And Stockholders’ Equity

Current Liabilities:
Credit facilities	$23,136	$—
Accounts payable	149,977	117,830
Accrued expenses	14,029	10,767
Note payable	2,000	—
Current maturities of long-term debt and capital lease obligations	1,558	97
Total current liabilities	190,700	128,694

Deferred income taxes	5,249	1,298

Long-term debt and capital lease obligations	1,089	—

Other long-term liabilities	1,137	—

Commitments and contingencies

Stockholders’ Equity
Common stock $0.01 par value, 40,000 authorized; 12,271 and 12,196 shares issued and outstanding, respectively	123	122
Additional paid in capital	125,937	124,337
Retained earnings	97,231	83,468
Total stockholders’ equity	223,291	207,927
Total liabilities and stockholders’ equity	$421,466	$337,919

See Notes to Condensed Consolidated Financial Statements

MWI VETERINARY SUPPLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in thousands (unaudited)

	Six months ended March 31,
	2010	2009
Cash Flows From Operating Activities:
Net income	$15,505	$11,736
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	2,127	1,708
Amortization of debt issuance costs	25	21
Stock-based compensation	396	137
Deferred income taxes	(272)	(186)
Earnings of equity method investees	(110)	(121)
Loss on disposal of property and equipment	4	28
Tax benefit of common stock options	(973)	(224)
Pension payment	(2,047)	—
Changes in operating assets and liabilities (net of effects of acquisitions):
Receivables	(4,971)	(6,518)
Inventories	(11,113)	1,421
Prepaid expenses and other current assets	181	412
Accounts payable	7,424	(24,570)
Accrued expenses	(966)	(793)
Net cash provided by/(used in) operating activities	5,210	(16,949)

Cash Flows From Investing Activities:
Business acquisitions, net of cash acquired of $674 in 2010	(41,379)	117
Purchases of property and equipment	(845)	(1,372)
Other	(210)	(50)
Net cash used in investing activities	(42,434)	(1,305)

Cash Flows From Financing Activities:
Borrowings on line-of-credit	62,442	135,200
Payments on line-of-credit	(39,300)	(120,500)
Issuance of common stock	112	127
Proceeds from stock options	96	12
Tax benefit of common stock options	973	224
Debt issuance costs	(116)	—
Payment on long-term debt	(396)	(97)
Net cash provided by financing activities	23,811	14,966

Effect of Exchange Rate on Cash and Cash Equivalents	(23)	—

Decrease in Cash and Cash Equivalents	(13,436)	(3,288)

Cash and Cash Equivalents at Beginning of Period	14,302	3,419

Cash and Cash Equivalents at End of Period	$866	$131

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

In the opinion of our management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly, in all material respects, our results for the periods presented. These condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our 2009 Annual Report on Form 10-K filed with the SEC on November 20, 2009.  The results of operations for the three and six months ended March 31, 2010 are not necessarily indicative of results to be expected for the entire fiscal year.

Our unaudited condensed consolidated balance sheet as of September 30, 2009 has been derived from the audited consolidated balance sheet as of that date.

Use of Estimates

The accompanying unaudited condensed consolidated financial statements have been prepared on the accrual basis of accounting using accounting principles generally accepted in the United States. In preparing financial information, we use certain estimates and assumptions that may affect the reported amounts and disclosures. Some of these estimates require difficult, subjective and complex judgments about matters that are inherently uncertain. As a result, actual results could differ materially from these estimates. Estimates are used when accounting for, among other items, sales returns, allowance for doubtful accounts, customer incentives, vendor rebates, inventories, goodwill and intangible assets, income taxes, impairment of long-lived assets, depreciation and amortization, employee benefits, unearned income and contingencies. The estimates of fair value of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date and reported amounts of revenue and expenses for the periods are based on assumptions that we believe to be reasonable.

Revenue Recognition

We sell products we source from vendors to our customers through either a “buy/sell” transaction or an agency relationship with our vendors. In a “buy/sell” transaction, we purchase or take inventory of products from the vendor. When a customer places an order with us, we pick, pack, ship and invoice the customer for the order. We recognize revenue from “buy/sell” transactions as product sales when the product is delivered to the customer. We accept product returns from our customers. We estimate returns based on historical experience and recognize these estimated returns as a reduction of product sales. Product returns have historically not been significant to our financial statements. We record revenues net of sales tax.  In an agency relationship, we generally do not purchase and take inventory of products from vendors. We receive an order from a customer, then transmit the order to the vendor, who picks, packs and ships the order to the customer. In some cases, the vendor invoices and collects payment from the customer, while in other cases we invoice and collect payment from the customer on behalf of the vendor. We receive a commission payment for soliciting the order from the customer and for providing other customer service activities. Commissions are recognized when the services upon which the commissions are based are complete. Gross billings from agency contracts were $87,857 and $75,471 for the three months ended March 31, 2010 and 2009, respectively, and generated commission revenue of $4,188 and $3,755, respectively.  Gross billings from agency contracts were $142,284 and $123,137 for the six months ended March 31, 2010 and 2009, respectively, and generated commission revenue of $7,762 and $6,628, respectively.

Cost of Product Sales and Vendor Rebates

Cost of product sales consist of our inventory product cost, including shipping and delivery costs to and from our distribution centers.  Vendor rebates are recorded based on the terms of the contracts or programs with each vendor.  Many of our vendors’ rebate programs are based on a calendar year.  We may receive quarterly, semi-annual or annual performance-based rebates from third-party vendors based upon attainment of certain sales and/or purchase goals. Sales rebates are classified in the accompanying consolidated statements of income as a reduction to cost of product sales at the time the sales performance measures are achieved. Purchase rebates are measured against inventory purchases from the vendors and are classified as a reduction of inventory until the product is sold. When the inventory is sold and purchase measures are achieved, purchase rebates are recognized as a reduction to cost of product sales.

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

NOTE 2 — EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2009, the Financial Accounting Standards Board issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which has now been codified under ASC 810.  This accounting standard amends the consolidation guidance applicable to variable interest entities and requires additional disclosures concerning an enterprise’s continuing involvement with variable interest entities. The statement is effective for our fiscal year beginning October 1, 2010. We are currently evaluating the expected impact, if any, that this standard will have on our consolidated financial statements.

NOTE 3 — BUSINESS ACQUISITION

On February 8, 2010, MWI Veterinary Supply Co. (“MWI Co.”) purchased all of the outstanding share capital of Centaur Services Limited (“Centaur”), based in the United Kingdom for a purchase price of $44,053, consisting of $42,053 in cash and a $2,000 note payable due in one year.  Subsequent to the acquisition of Centaur, we funded $2,047 to the pension plan as required by the terms of the share purchase agreement.  The purchase price is subject to a post-closing working capital and debt adjustment.  Centaur is a supplier of animal health products to veterinarians in the United Kingdom.  Centaur sells products to both the companion animal market and production animal market.  The acquisition of Centaur has allowed us to expand into the international markets.  We incurred $1,090 of direct acquisition-related expenses.  The intangible assets have estimated useful lives between 1 and 20 years.  The amount recorded in goodwill will not be deductible for tax purposes.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, which may be adjusted during the allocation period as defined in ASC 280.  These purchase price allocations are based on a combination of valuations and analyses.

Cash	$674
Receivables	32,527
Inventories	17,830
Property and equipment	5,275
Intangibles	17,658
Goodwill	10,883
Other assets	480
Total assets acquired	85,327

Accounts payable	25,811
Accrued expenses	5,562
Other liabilities	9,901
Total liabilities assumed	41,274

Net assets acquired	$44,053

The following table presents information for Centaur that is included in our condensed consolidated statements of income from the acquisition date of February 8, 2010 through the three and six months ended March 31, 2010:

Centaur’s operations included in MWI’s results
Revenues	$33,606
Net Income	$580

The following table presents supplemental pro forma information as if the acquisition of Centaur had occurred on October 1, 2009 for the periods ended March 31, 2010 and on October 1, 2008 for the periods ended March 31, 2009:

	Unaudited Pro Forma Consolidated Results
	Three months ended March 31,		Six months ended March 31,
	2010	2009	2010	2009
Revenues	$310,641	$261,150	$607,328	$543,356
Net Income	$8,162	$6,225	$16,577	$12,942

For the pro forma calculation, we used an average foreign currency exchange rate for each of the periods presented and the annual net income as a percentage of revenues for purposes of determining the net income for interim periods.  The unaudited pro forma consolidated results are not necessarily indicative of what our consolidated results of operations would have been had we completed the acquisition on October 1, 2009 and on October 1, 2008.  Additionally, the unaudited pro forma consolidated results do not purport to project the future results of operations of the combined company.

NOTE 4 — RECEIVABLES

	March 31,	September 30,
	2010	2009
Trade	$168,981	$132,369
Vendor rebates and programs	13,172	13,122
	182,153	145,491
Allowance for doubtful accounts	(3,589)	(3,006)
	$178,564	$142,485

Product sales resulting from transactions with Banfield, The Pet Hospital (“Banfield”) were approximately 10% and 11% of total product sales during the three months ended March 31, 2010 and 2009, respectively. Product sales resulting from transactions with Banfield were approximately 10% of total product sales during each of the six months ended March 31, 2010 and 2009.  Approximately 13% of our trade receivables resulted from transactions with Banfield as of March 31, 2010 and September 30, 2009.

NOTE 5 — PROPERTY AND EQUIPMENT

	March 31,	September 30,
	2010	2009
Land	$20	$20
Building and leasehold improvements	8,694	3,566
Machinery, furniture and equipment	18,167	12,792
Computer equipment	5,947	3,325
Construction in progress	167	1,140
	32,995	20,843
Accumulated depreciation	(19,416)	(11,530)
	$13,579	$9,313

Depreciation expense was $962 and $662 for the three months ended March 31, 2010 and 2009, respectively.  Depreciation expense was $1,613 and $1,291 for the six months ended March 31, 2010 and 2009, respectively.

NOTE 6 — INTANGIBLES

		March 31,	September 30,
	Useful Lives	2010	2009
Amortizing:
Customer relationships	9-20 years	$24,283	$9,076
Covenants not to compete	1-5 years	800	686
Other	3-7 years	483	257
		25,566	10,019
Accumulated amortization		(2,577)	(2,177)
		22,989	7,842
Non-Amortizing:
Trade names and patents		3,709	2,352
		$26,698	$10,194

Amortization expense was $307 and $208 for the three months ended March 31, 2010 and 2009, respectively.  Amortization expense was $514 and $417 for the six months ended March 31, 2010 and 2009, respectively.  Estimated future annual amortization expense related to intangible assets as of March 31, 2010 follows:

Amount
Remainder of 2010	$795
2011	1,581
2012	1,552
2013	1,468
2014	1,462
Thereafter	16,131
$22,989

The above projection of amortization expense includes preliminary estimates of intangible assets and lives associated with the acquisition of Centaur.  These amounts may be adjusted during the allocation period as defined in ASC 805.

NOTE 7 — CREDIT FACILITY AND LONG-TERM DEBT

The following table presents the outstanding debt and capital lease obligations as of March 31, 2010:

	March 31,	September 30,
	2010	2009
Revolving credit facility	$22,400	$—
Fortis credit facility	736	—
Note payable to AHN (UK) Holdings Limited (1)	2,000	—
Capital lease obligations (2)	1,846	—
Term note (2)	801	—
Other long-term debt	—	97
Total debt and capital lease obligations	27,783	97

(1) Note payable is related to the acquisition of Centaur and is due one year from acquisition which was February 8, 2010.

(2) Term note and capital lease obligations were assumed as a result of the acquisition of Centaur.  The term note matures in March 2011 and the capital lease obligations have varying maturity dates.

Revolving credit facility—On February 8, 2010, MWI Co., our wholly-owned subsidiary as borrower, entered into a First Amendment to its Credit Agreement (the “First Amendment”) with us and Memorial Pet Care, Inc., as guarantors, and Bank of America, N.A. and Wells Fargo Bank, N.A., (collectively, the “lenders”) amending the Credit Agreement dated December 13, 2006 among MWI Co., MWI Veterinary Supply, Inc., Memorial Pet Care, Inc. and the lenders a party thereto (the “facility”).  The First Amendment increased the aggregate revolving commitment of the lenders under the facility from

$70,000 to $100,000.  The First Amendment also extended the maturity date of the loans under the facility from December 1, 2011 to March 1, 2013.  The variable interest rate is now equal to the Daily LIBOR Floating Rate or the LIBOR 1-month fixed rate (at MWI Co.’s option) plus a margin ranging from 1.75% to 2.50%, which was previously 0.7% to 1.25% under the facility prior to the First Amendment.  The lenders also receive an unused line fee and letter of credit fee which is now equal to 0.2% of the unused amount of the facility, which was previously 0.125%. Our outstanding balance on the facility was $22,400 and $0 at March 31, 2010 and September 30, 2009, respectively, and the interest rate for the facility was 1.98% as of March 31, 2010.

Fortis credit facility—Centaur operates with a credit facility (“Fortis facility”) with Fortis Bank as the lender.  The Centaur facility allows for borrowings in the aggregate of £12,000.  The Fortis facility has a variable interest rate equal to a base rate plus a margin of 0.85%.  It is our intent to replace the Fortis facility within six months of the date of the acquisition, which was February 8, 2010.  The outstanding balance at March 31, 2010 on the Fortis facility was £488, or $736 using the exchange rate on March 31, 2010.  The interest rate for the Fortis facility was 1.89% as of March 31, 2010.

NOTE 8 — FAIR VALUE OF FINANCIAL INSTRUMENTS

For certain of our financial instruments, including cash and cash equivalents, receivables and accounts payable, the fair values approximate book values due to their short maturities.

In February 2010, we amended our facility.  Because this amendment was done in the quarter ended March 31, 2010 and includes interest rates based on current market conditions, we believe that the estimated fair value of our long-term debt (including current maturities) was materially the same as our carrying value.

NOTE 9 — COMMON STOCK AND STOCK-BASED AWARDS

2002 Stock Plan

We have a 2002 Stock Plan (the “2002 Plan”) to provide our directors, executives and other key employees with additional incentives by allowing them to acquire an ownership interest in us and, as a result, encouraging them to contribute to our success. As of March 31, 2010 and 2009, we had 283,654 and 402,220 shares, respectively, of our common stock available for issuance under the 2002 Plan. The options granted under the 2002 Plan are nonqualified stock options that have an exercise price per share equal to fair market value of the common stock at the time of grant. The term of each option is determined by our board of directors or by a designated committee of the board.  The term of any option may not exceed ten years from the date of grant.  As of March 31, 2010, 223,214 options to purchase common stock were outstanding with a weighted average exercise price of $0.18 per share and expiring through June 2012.

2005 Stock Plan

In July 2005, we adopted the 2005 Stock-Based Award and Incentive Compensation Plan (the “2005 Plan”). Under the 2005 Plan as amended, we may offer restricted and unrestricted shares of our common stock and grant options to purchase shares of our common stock to selected employees and non-employee directors. The purpose of the 2005 Plan is to promote our long-term financial success by attracting, retaining and rewarding eligible participants. As of March 31, 2010 and 2009 we had 1,053,570 and 1,081,411 shares, respectively, of our common stock available for issuance under the 2005 Plan. As of March 31, 2010, 51,455 options to purchase common stock were outstanding with a weighted average exercise price of $17.84 per share and expiring through September 2015.

The 2005 Plan permits us to grant stock options (both incentive stock options and non-qualified stock options), restricted and unrestricted stock and deferred stock. The compensation committee will determine the number and type of stock-based awards to each participant, the exercise price of each award, the duration of the award (not to exceed ten years), vesting provisions and all other terms and conditions of such award in individual award agreements. The 2005 Plan provides that upon termination of employment with us, unless determined otherwise by the compensation committee at the time options are granted, the exercise period for vested awards will generally be limited, provided that vested awards will be canceled immediately upon a termination for cause or voluntary termination. The 2005 Plan provides for the cancellation of all unvested awards upon termination of employment with us, unless determined otherwise by the compensation committee at the time awards are granted.

We granted no common stock options during each of the six months ended March 31, 2010 and 2009.  During the six months ended March 31, 2010 and 2009, we issued 2,000 and 0 shares of restricted stock under the 2005 Plan.  We also granted 6,000 and 0 of unrestricted stock to non-employee directors during the six months ended March 31, 2010 and 2009, respectively.  During the three months ended March 31, 2010 and 2009, we recognized $335 and $89 of compensation expense related to stock grants, respectively.  During the six months ended March 31, 2010 and 2009, we recognized $430 and $179 of compensation expense related to stock grants, respectively.

We also have an employee stock purchase plan (“ESPP”) that allows substantially all employees to purchase shares of our common stock at 95% of the fair market value on the date of purchase.  The purchase date is the last trading date of the purchase period, which begins in March, June, September and December.  Employees accumulate amounts through payroll deductions during the purchase period of between 1% and 10% but no more than $20 annually.  An employee is allowed to purchase a maximum of 200 shares per purchase period.  During the three months ended March 31, 2010 and 2009, we issued 1,275 and 2,269 shares, respectively, of our common stock under the ESPP.  During the six months ended March 31, 2010 and 2009, we issued 3,045 and 5,326 shares, respectively, of our common stock under the ESPP.  As of March 31, 2010, there were 486,386 shares available to be issued under the ESPP.

NOTE 10 — EMPLOYEE BENEFIT PLANS

As a result of the acquisition of Centaur, we assumed a defined benefit pension plan for United Kingdom employees.  This plan was frozen prior to the acquisition of Centaur to future participants.  Since this defined benefit pension plan was a result of the acquisition of Centaur, we recorded the liability at the estimated fair value at the date of purchase based on actuarial reports at that time.  Subsequent to the acquisition of Centaur, we funded $2,047 to the pension plan as required by the terms of the share purchase agreement.  The liability recorded as of March 31, 2010 was £755, or $1,137 using the exchange rate on March 31, 2010.

NOTE 11 — INCOME TAXES

Our effective tax rate for the three months ended March 31, 2010 and 2009 was 39.5% and 38.3%, respectively.  Our effective tax rate for the six months ended March 31, 2010 and 2009 was 39.3% and 38.9%, respectively.  The increase in the effective tax rate is due to the non-deductibility of direct acquisition-related expenses for tax purposes.

As of March 31, 2010, we had $205 of unrecognized tax benefits, of which $15 would impact our effective rate if recognized. Our policy for classifying interest and penalties associated with unrecognized tax benefits is to include such items in income tax expense.  The amount of interest and penalties recognized during the three and six months ended March 31, 2010 and 2009 was not material.

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

With few exceptions, we are no longer subject to income tax examination for years before 2004 in the U.S. and significant state and local jurisdictions.  We are no longer subject to income tax examination for years before 2008 in significant foreign jurisdictions.

NOTE 12 — COMPUTATION OF EARNINGS PER SHARE (In thousands, except per share data)

	Three months ended March 31,
	2010		2009
	Basic	Diluted	Basic	Diluted
Net income	$7,671	$7,671	$5,787	$5,787
Weighted average common shares outstanding	12,207	12,207	12,076	12,076
Effect of diluted securities
Stock options and restricted stock		169		220
Weighted average diluted shares outstanding		12,376		12,296
Earnings per share	$0.63	$0.62	$0.48	$0.47
Anti-dilutive shares excluded from calculation		—		—

	Six months ended March 31,
	2010		2009
	Basic	Diluted	Basic	Diluted
Net income	$15,505	$15,505	$11,736	$11,736
Weighted average common shares outstanding	12,190	12,190	12,073	12,073
Effect of diluted securities
Stock options and restricted stock		176		223
Weighted average shares outstanding		12,366		12,296
Earnings per share	$1.27	$1.25	$0.97	$0.95
Anti-dilutive shares excluded from calculation		—		—

NOTE 13 — RELATED PARTIES

MWI Co. holds a 50.0% membership interest in Feeders’ Advantage LLC (“Feeders’ Advantage”).  MWI Co. charged Feeders’ Advantage for certain operating and administrative services in the amounts of $184 and $193 for the three months ended March 31, 2010 and 2009, respectively, and $392 and $372 for the six months ended March 31, 2010 and 2009, respectively.  Sales of products to Feeders’ Advantage were $10,516 and $11,138 for the three months ended March 31, 2010 and 2009, respectively, which represented 4% and 5% of total product sales for the three months ended March 31, 2010 and 2009, respectively.  Sales of products to Feeders’ Advantage were $21,574 and $23,468 for the six months ended March 31, 2010 and 2009, respectively, which represented 4% and 5% of total product sales for the six months ended March 31, 2010 and 2009, respectively.

MWI Co. provides Feeders’ Advantage with a line-of-credit to finance its day-to-day operations. This line-of-credit bears interest at the prime rate. The interest due on the line-of-credit is calculated and charged to Feeders’ Advantage on the last day of each month. Conversely, to the extent MWI Co. has a payable balance due to Feeders’ Advantage, the payable balance accrues interest in favor of Feeders’ Advantage at the average federal funds rates in effect for that month. MWI Co. had a payable balance to Feeders’ Advantage of $1,164 and $210 as of March 31, 2010 and September 30, 2009, respectively.

NOTE 14 —  STATEMENTS OF CASH FLOWS — SUPPLEMENTAL AND NON-CASH DISCLOSURES

	Six months ended March 31,
	2010	2009
Supplemental Disclosures
Cash paid for interest	$143	$104
Cash paid for income taxes	9,563	7,152
Non-cash Activities
Note payable issued related to Centaur acquisition	2,000	—
Equipment acquisitions financed with accounts payable	77	39

Restatement of Statements of Cash Flows — We have restated the presentation of borrowings on the credit facility for the six months ended March 31, 2009. Related amounts had previously been presented on a net basis, rather than on a gross basis in accordance with ASC 230. The correction had no effect on net cash used in financing activities.

NOTE 15 — COMMITMENTS AND CONTINGENCIES

From time to time, in the normal course of business, we may become a party to legal proceedings that may have an adverse effect on our financial position, results of operations and cash flows. At March 31, 2010, we were not a party to any material pending legal proceedings and were not aware of any claims that could have a material adverse effect on our financial position, results of operations or cash flows.

NOTE 16 — OTHER COMPREHENSIVE INCOME

The components of comprehensive income (loss) were as follows:

	Three months ended March 31,		Six months ended March 31,
	2010	2009	2010	2009
Net income	$7,671	$5,787	$15,505	$11,736
Other comprehensive loss:
Foreign currency translation	(1,742)	—	(1,742)	—
Total comprehensive income	$5,929	$5,787	$13,763	$11,736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MWI Veterinary Supply, Inc.

Meridian, Idaho

We have reviewed the accompanying condensed consolidated balance sheet of MWI Veterinary Supply, Inc. and subsidiaries (the “Corporation”) as of March 31, 2010, and the related condensed consolidated statements of income for the three and six-month periods ended March 31, 2010 and 2009, and of cash flows for the six-month periods ended March 31, 2010 and 2009.  These interim financial statements are the responsibility of the Corporation’s management.

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

May 6, 2010

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

All dollar amounts are presented in thousands, except for per share amounts.

Overview

We are a distributor of animal health products to veterinarians across the United States and in the United Kingdom. We market our products to veterinarians in both the companion and production animal markets. Our growth has primarily been from internal growth initiatives and, to a lesser extent, selective acquisitions.  On February 8, 2010, we acquired the outstanding share capital of Centaur Services Limited (“Centaur”), which is a supplier of animal health products in the United Kingdom.  We operate under a single reporting segment.

Historically, we estimate that approximately two-thirds of our revenues have been generated from sales to the companion animal market and one-third from sales to the production animal market. The state of the overall economy and consumer spending have impacted both markets, with tightening credit markets, volatile commodity prices in milk, grain, corn and feeder cattle, and changes in weather patterns also affecting demand in the production animal market.  Both markets have been integral to our financial results and we intend to continue supporting both markets.

Industry

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

Historically, our contract with Merial to sell their flea, tick and heartworm products included an exclusivity requirement.  This requirement did not permit us to sell or distribute other competing flea, tick and heartworm products.  For calendar year 2010, we agreed with Merial to begin a non-exclusive arrangement where we will be permitted to sell and distribute other competing products.  Some of these competing products will be sold under buy-sell arrangements, while others will be sold under agency arrangements.  Merial’s flea, tick and heartworm products are primarily sold under an agency arrangement.  This addition of buy-sell arrangements for certain flea, tick and heartworm products will have an impact on how our revenues are reported, since under agency sales, only commissions are reported as revenues, while for buy-sell products the total sale price of the product is reported as revenue.

Vendor Consolidation

On October 15, 2009, Pfizer completed its acquisition of Wyeth.  Prior to this acquisition, Pfizer and Fort Dodge, a division of Wyeth, were our two largest vendors as measured by our revenues.  In connection with this acquisition, Pfizer divested certain animal health products to Boehringer Ingelheim.  Fort Dodge supplied products that accounted for approximately 11% of our revenues for fiscal year 2009.  Of this amount, based on information received from the Federal Trade Commission, Pfizer and Boehringer Ingelheim, we estimate that approximately 43% of such revenues were attributable to products now owned by Pfizer and approximately 57% of such revenues were attributable to products now owned by Boehringer Ingelheim.  We have either received or reviewed contracts for calendar year 2010 from these vendors.  Based on these contracts, we do not believe that the impact of the changes described will have a material impact on our results for fiscal year 2010.

On November 3, 2009, Merck and Schering-Plough completed their merger under which Merck acquired all of the outstanding stock of Schering-Plough.  Merial was a joint venture between Merck and Sanofi-Aventis, and Sanofi-Aventis acquired Merck’s interest in Merial shortly before Merck and Schering-Plough completed their merger.  Merck has announced that Sanofi-Aventis has an option to combine the Intervet/Schering-Plough Animal Health business with Merial to form an animal health joint venture that would be equally owned by the new Merck and Sanofi-Aventis.  On March 9, 2010, Sanofi-Aventis and Merck announced that Sanofi-Aventis exercised its option to combine Merial with Intervet/Schering-Plough, Merck’s animal health business.  The completion of the transaction is expected to occur in the next twelve months.  Merial and Intervet-Schering are also two of our larger vendors.  We have received contracts for calendar year 2010 from these vendors.  Based on these contracts, we do not believe that the impact of the changes described will have a material impact on our results for fiscal year 2010.

The surviving companies from these transactions will have high market shares with respect to certain animal health products, and they could use their increased leverage in the channel to negotiate terms with distributors that are materially worse to the distributor than the terms that we have been able to negotiate with Pfizer, Fort Dodge, Boehringer Ingelheim, Merial and Intervet-Schering individually while they were competing with each other. There also remains uncertainty related to any changes to the terms that may be included in the vendor contracts we negotiate for the upcoming year as a result of these transactions.  There is also a possibility of product disruption as these companies integrate their operations which could adversely impact our financial results.  Further consolidation among animal health product vendors could result in our vendors further increasing their market share, which could give vendors greater pricing power and make it easier for such vendors to sell their products directly to animal health customers, both of which could decrease our net sales and profitability.

Our top ten vendors supplied products that accounted for approximately 70% of our revenues for each of the six months ended March 31, 2010 and 2009, respectively, and 74% of our revenues for the fiscal year ended September 30, 2009.  Pfizer supplied products that accounted for approximately 26% of our revenues during each of the six months ended March 31, 2010 and 2009, respectively, and  24% of our revenues for our fiscal year ended September 30, 2009.  Of the Pfizer supplied products, production animal products under a livestock agreement accounted for approximately 12% and 16% of our revenues during the six months ended March 31, 2010 and 2009, respectively, and approximately 14% of our revenues for our fiscal year ended September 30, 2009.  Fort Dodge supplied products that accounted for 11% of our revenues during the six months ended March 31, 2009, and 11% of our revenues for our fiscal year ended September 30, 2009.  Intervet-Schering, a subsidiary of Schering Plough, supplied products that accounted for approximately 11% and 10% of our revenues during the six months ended March 31, 2010 and 2009, respectively, and 11% of our revenues for our fiscal year ended September 30, 2009.  Boehringer Ingelheim supplied products that accounted for approximately 9% and 4% of our revenues during the six months ended March 31, 2010 and 2009, respectively, and 4% of our revenues for our fiscal year ended September 30, 2009.  Merial, a subsidiary of Sanofi-Aventis,  supplies the majority of their products to us under an agency relationship.  Commission revenue generated from Merial products accounted for approximately 52% of total commission revenues for each of the six months ended March 31, 2010 and 2009, and 56% of total commission revenues for our fiscal year ended September 30, 2009.

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

Acquisitions

In February 2010, we acquired the outstanding share capital of Centaur.  Based in Castle Cary, England, Centaur is a supplier of animal health products to veterinarians in the United Kingdom.  Centaur sells products to both the companion animal market and production animal market.

In July 2008, we acquired substantially all of the assets of AAHA MARKETLink.  Based near Denver, Colorado, AAHA MARKETLink was a distributor of animal health products to members of American Animal Hospital Association.

For more information on our business, see our Annual Report on Form 10-K filed with the SEC on November 20, 2009.

Results of Operations

The following table summarizes our results of operations for the three and six months ended March 31, 2010 and 2009, in dollars and as a percentage of total revenues.

	Three Months Ended March 31,				Six Months Ended March 31,
	2010	%	2009	%	2010	%	2009	%
Revenues:
Product sales	$271,893	94.9%	$199,620	93.1%	$493,372	94.4%	$416,236	93.3%
Product sales to related party	10,516	3.7%	11,137	5.2%	21,574	4.1%	23,467	5.2%
Commissions	4,188	1.4%	3,755	1.7%	7,762	1.5%	6,628	1.5%
Total revenues	286,597	100.0%	214,512	100.0%	522,708	100.0%	446,331	100.0%

Cost of product sales	247,075	86.2%	182,878	85.3%	447,177	85.6%	381,042	85.4%
Gross profit	39,522	13.8%	31,634	14.7%	75,531	14.4%	65,289	14.6%

Selling, general and administrative expenses	25,592	8.9%	21,498	10.0%	48,013	9.2%	44,631	10.0%
Depreciation and amortization	1,266	0.5%	867	0.4%	2,121	0.4%	1,702	0.4%
Operating income	12,664	4.4%	9,269	4.3%	25,397	4.8%	18,956	4.2%

Other income (expense):
Interest expense	(178)	0.0%	(75)	0.0%	(218)	0.0%	(139)	0.0%
Earnings of equity method investees	53	0.0%	55	0.0%	110	0.0%	121	0.0%
Other	135	0.0%	127	0.1%	242	0.1%	276	0.1%
Total other income (expense), net	10	0.0%	107	0.1%	134	0.1%	258	0.1%

Income before taxes	12,674	4.4%	9,376	4.4%	25,531	4.9%	19,214	4.3%
Income tax expense	(5,003)	-1.7%	(3,589)	-1.7%	(10,026)	-1.9%	(7,478)	-1.7%
Net income	$7,671	2.7%	$5,787	2.7%	$15,505	3.0%	$11,736	2.6%

Earnings per common share:
Basic	$0.63		$0.48		$1.27		$0.97
Diluted	$0.62		$0.47		$1.25		$0.95

Weighted average common shares outstanding (in thousands):
Basic	12,207		12,076		12,190		12,073
Diluted	12,376		12,296		12,366		12,296

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Total Revenues.  Total revenues increased 33.6% to $286,597 for the three months ended March 31, 2010, from $214,512 for the three months ended March 31, 2009.  Included in total revenues for the quarter ended March 31, 2010 were $33,606 related to the acquisition of Centaur.  Excluding this acquisition, our revenues attributable to existing customers represented approximately 63% of the growth of total revenues during the quarter ended March 31, 2010.  For the purpose of calculating growth rates of new and existing customer revenue, we have defined a new customer as a customer that did not purchase product from us in the corresponding fiscal quarter of the prior year, with the remaining customer base being considered existing customers.   This increase in revenues during the three months ended March 31, 2010 is partially due to improving market conditions, market share gains and the addition of flea, tick and heartworm products that we did not sell in the same period of the prior fiscal year as a result of not entering into an exclusive agreement on the Merial products.  Product sales to related party decreased by 5.6% to $10,516 for the three months ended March 31, 2010, from $11,137 for the three months ended March 31, 2009.  Commissions increased 11.5% to $4,188 for the three months ended March 31, 2010, from $3,755 for the three months ended March 31, 2009.

Gross Profit.  Gross profit increased by 24.9% to $39,522 for the three months ended March 31, 2010, from $31,634 for the three months ended March 31, 2009.  Gross profit was benefited by our revenue growth and the addition of Centaur.  Gross profit as a percentage of total revenues was 13.8% and 14.7% for the three months ended March 31, 2010 and 2009, respectively.  Gross profit as a percentage of total revenues decreased due to the addition of Centaur because Centaur’s gross profit as a percentage of total revenues is generally lower than MWI’s, which serves to reduce the overall gross margin of the consolidated Company when compared to our results for the same period in the prior year.  Vendor rebates for the three months ended March 31, 2010 increased by approximately $475 compared to the three months ended March 31, 2009.

Selling, General and Administrative (“SG&A”).  SG&A expenses increased 19.0% to $25,592 for the three months ended March 31, 2010, from $21,498 for the three months ended March 31, 2009.  SG&A expenses increased primarily due to the acquisition of Centaur and our revenue growth.  SG&A expenses as a percentage of total revenues improved to 8.9% for the three months ended March 31, 2010 compared to 10.0% for the three months ended March 31, 2009.  SG&A expenses as a percentage of total revenues decreased due to the addition of Centaur because Centaur’s SG&A expenses as a percentage of total revenues are generally lower than MWI’s, which serves to reduce the overall SG&A expenses as a percentage of total revenues when compared to our results for the same period in the prior year.  Additionally, included in the increase in SG&A expenses for the quarter ended March 31, 2010 are direct acquisition-related expenses of $915 incurred in connection with the acquisition of Centaur.  Excluding these expenses, our SG&A expenses as a percentage of total revenues improved to 8.6% for the three months ended March 31, 2010.

Other Income (Expense).  Other income (expense) decreased 90.7% to $10 for the three months ended March 31, 2010, from $107 for the three months ended March 31, 2009 primarily due to an increase in interest expense which came as a result from borrowing on our revolving credit facility to finance the Centaur acquisition.

Income Tax Expense.  Our effective tax rate for the three months ended March 31, 2010 and 2009 was 39.5% and 38.3%, respectively.  The increase in the effective tax rate is primarily due to the non-deductibility of direct acquisition-related expenses for tax purposes.

Six Months Ended March 31, 2010 Compared to Six Months Ended March 31, 2009

Total Revenues.  Total revenues increased 17.1% to $522,708 for the six months ended March 31, 2010, from $446,331 for the six months ended March 31, 2009.  Included in total revenues for the six months ended March 31, 2010 were $33,606 related to the acquisition of Centaur.  Excluding this acquisition, our revenues attributable to existing customers represented approximately 32% of the growth of total revenues during the six months ended March 31, 2010.  Additionally, revenues increased during the six months ended March 31, 2010 primarily due to improving market conditions, market share gains and the addition of flea, tick and heartworm products that we did not sell in the same period of the prior fiscal year as a result of not entering into an exclusive agreement on the Merial products.  Product sales to related party decreased by 8.1% to $21,574 for the six months ended March 31, 2010, from $23,467 for the six months ended March 31, 2009.  Commissions increased 17.1% to $7,762 for the six months ended March 31, 2010, from $6,628 for the six months ended March 31, 2009.

Gross Profit.  Gross profit increased by 15.7% to $75,531 for the six months ended March 31, 2010, from $65,289 for the six months ended March 31, 2009.  Gross profit as a percentage of total revenues was 14.4% and 14.6% for the six months ended March 31, 2010 and 2009, respectively.  Vendor rebates for the six months ended March 31, 2010 decreased by approximately $375 compared to the six months ended March 31, 2009.  This decrease was primarily a result of the elimination of the livestock rebate opportunity from one of our largest vendors, partially offset by improvements in rebates from other vendors.

Selling, General and Administrative (“SG&A”).  SG&A expenses increased 7.6% to $48,013 for the six months ended March 31, 2010, from $44,631 for the six months ended March 31, 2009.  SG&A expenses as a percentage of total revenues improved to 9.2% for the six months ended March 31, 2010 compared to 10.0% for the six months ended March 31, 2009.  Included in the increase in SG&A expenses are direct acquisition-related expenses of $1,090 related to the acquisition of Centaur.  Excluding these expenses our SG&A expenses as a percentage of revenues improved to 9.0% for the six months ended March 31, 2010.

Other Income (Expense).  Other income (expense) decreased 48.1% to $134 for the six months ended March 31, 2010, from $258 for the six months ended March 31, 2009.  The decrease was primarily due to an increase in interest expense which came as a result from borrowing on our revolving credit facility for the Centaur acquisition.

Income Tax Expense.  Our effective tax rate for the six months ended March 31, 2010 and 2009 was 39.3% and 38.9%, respectively.  The increase in the effective tax rate is due to the non-deductibility of direct acquisition-related expenses for tax purposes.

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

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows generated from operations and borrowings on our credit facilities. We use capital primarily to fund day-to-day operations and to maintain sufficient inventory levels in order to promptly fulfill customer orders and to expand our operations and sales growth. We believe our capital resources, including our ability to borrow funds from our credit facilities, will be sufficient to meet our anticipated cash needs for at least the next twelve months.  Bank of America, N.A. and Wells Fargo, N.A. are the lenders under our revolving credit facility.  The revolving credit facility allows for borrowings in the aggregate of $100,000, matures March 1, 2013 and has a variable interest rate equal to the Daily LIBOR Floating Rate or the LIBOR 1-month fixed rate plus a margin ranging from 1.75% to 2.50%.  The lenders also receive an unused line fee and letter of credit fee equal to 0.2% of the unused amount of the revolving credit facility. Our outstanding balance on the revolving credit facility at March 31, 2010 was $22,400, and the interest rate was 1.98% as of March 31, 2010.

The facility contains certain financial covenants as well as other non-financial restrictive covenants. As of March 31, 2010, we were in compliance with all covenants in the facility.

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

Operating Activities.  For the six months ended March 31, 2010, cash provided by operations was $5,210 and was primarily attributable to net income of $15,505, an increase in accounts receivable of $4,971 due to the increase in revenues partially offset by the collection of accounts that had extended billing terms in prior periods, an increase in inventories of $11,113 due to the addition of inventory to accommodate the increase in revenues, and an increase in accounts payable of $7,424 due to the increase in inventory and the timing of payments for inventory.

For the six months ended March 31, 2009, cash used in operations was $16,949 and was primarily attributable to net income of $11,736, an increase in receivables of $6,518 due to revenue growth and the impact of extended receivable terms which were due during the three months ended June 30, 2009, a decrease in inventories of $1,421 due to effective management of inventory, partially offset by strategic inventory purchases that were made in December 2008 ahead of vendor price increases, and a decrease in accounts payable of $24,570 due primarily to payment of inventory that was purchased in December 2008.

Investing Activities.  For the six months ended March 31, 2010, net cash used in investing activities was $42,434 and was primarily due to acquisition of Centaur of $41,379, net of cash acquired of $674, and capital expenditures of $845 related to distribution center infrastructure, including the relocation of the Holland, Michigan distribution center in September 2009 and technology investments.

For the six months ended March 31, 2009, net cash used in investing activities was $1,305 and was primarily due to capital expenditures of $1,372 related to distribution center infrastructure, including the relocation of the Dallas distribution center in November 2008 and technology investments.

Financing Activities.  For the six months ended March 31, 2010, net cash provided by financing activities was $23,811, which was primarily due to net borrowings of $23,142 on our revolving credit facilities.  Our revolving credit facilities are used to finance our working capital requirements and fluctuates based on timing of payables and collection of receivables.  This was coupled with the tax benefit from stock option exercises of $973.

For the six months ended March 31, 2009, net cash provided by financing activities was $14,966, which was primarily due to use of $14,700 on our revolving credit facility.  Our revolving credit facility is used to finance our working capital requirements and fluctuates based on timing of payables and collection of receivables.

Contractual Obligations and Guarantees

For information on our contractual obligations and guarantees, see our Annual Report on Form 10-K filed on November 20, 2009 with the SEC. The following is a table that represents the contractual and other long-term obligations of Centaur (in thousands):

	Payments Due by Period
	Total	1 Year or less	2-3 Years	4-5 Years	More than 5 Years
Fortis credit facility(1)	$736	$736	$—	$—	$—
Operating lease commitments	623	213	346	64	—
Term note	801	801	—	—	—
Interest on term note and Fortis credit facility(2)	23	23	—	—	—
Capital lease obligations(3)	1,846	757	1,038	50	1
Total contractual obligations	$4,029	$2,530	$1,384	$114	$1

(1)          The Fortis credit facility balance at March 31, 2010 was £488, or $736, using the exchange rate on March 31, 2010.  It was assumed that the facility will be terminated within one year.

(2)             For debt instruments with variable interest rates, interest has been calculated for all future periods using the rates in effect at March 31, 2010.

(3)             Capital lease obligations includes amounts for warehouse automation system and certain vehicle leases.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks primarily from changes in interest rates in the United States. The Company does not engage in financial transactions for trading or speculative purposes.

The interest payable on our revolving credit facility is based on variable interest rates and is therefore affected by changes in market interest rates. The outstanding balance on the facility as of March 31, 2010 was $22,400.   The interest rate on this facility at March 31, 2010 was 1.98%.  A change of 10% from the interest rate as of March 31, 2010 (Daily LIBOR Floating Rate plus 1.75%), would have changed interest by $5 for the quarter ended March 31, 2010.

Item 4.  Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of March 31, 2010.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

There were no changes, except as described below, in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

In accordance with SEC guidance regarding the reporting of internal control over financial reporting in connection with an acquisition, management may omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year. Accordingly, the Company has excluded Centaur Services Limited from the scope of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010.  Total assets and total revenues of Centaur Services Limited represented approximately 13.2% and 6.4%, respectively, of the related consolidated financial statement amounts as of, and for the quarter ended, March 31, 2010.

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

•                  risks associated with our international operations;

•                  transitional challenges associated with acquisitions, including the failure to achieve anticipated synergies;

•                  financial risks associated with acquisitions;

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

•                  risks from potential increases in variable interest rates;

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

On April 19, 2010, we received a Civil Investigative Demand from the Federal Trade Commission seeking various documents concerning certain products that we distribute for Pfizer, Inc.  The products are Rimadyl, Clavamox and Simplicef.  The Civil Investigative Demand also seeks information on the generic forms of these products.  The subpoena states that the investigation is to determine whether Pfizer or others have engaged in any unfair methods of competition.  We are in the process of gathering these documents in response to the demand and intend to fully cooperate with this investigation. At this time, we have not been notified that we are a target of this investigation but we are unable to predict the timing and outcome of this matter.

Item 1A.  Risk Factors

Other than with respect to the risk factors set forth below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

Risks associated with our international operations.

On February 8, 2010, we acquired the outstanding share capital of Centaur Services Limited (“Centaur”).  Centaur is based in the United Kingdom and uses the British pound as its functional currency.  Prior to this acquisition, we had very limited exposure to international risks. International operations are subject to risks that may materially adversely affect our business, results of operations and financial condition.  The risks that our international operations are subject to include, among other things:

•                  difficulties and costs relating to staffing and managing foreign operations;

•                  difficulties in establishing channels of distribution;

•                  fluctuations in the value of foreign currencies;

•                  repatriation of cash from our foreign operations to the United States;

•                  regulatory requirements;

•                  foreign countries may impose additional withholding taxes or otherwise tax our foreign income;

•                  separate operating and financial systems;

•                  disaster recovery;

•                  unexpected difficulties in importing or exporting our products;

•                  imposition of import/export duties, quotas, sanctions or penalties;

•                  liability related to the defined benefit plan; and

•                  unexpected regulatory, economic and political changes in foreign markets.

We only have one distribution center in the United Kingdom and any catastrophic event could materially impact our results.

We conduct all of our fulfillment operations in the United Kingdom from our distribution center in Castle Cary, England. This facility contains all of our product inventory. A natural disaster or other catastrophic event, such as an earthquake, fire, flood, severe storm, break-in, server or systems failure, terrorist attack, or other comparable event at this facility would cause interruptions or delays in our business and loss of inventory and could render us unable to process or fulfill customer orders in a timely manner, or at all. Further, we have a limited disaster recovery plan, and our business interruption insurance may not adequately compensate us for losses that may occur, including with respect to any lost profits for any period in which the business is not able to operate.  In the event that a significant part of this facility was  destroyed or our operations were interrupted for any extended period of time, our business, financial condition, and operating results would be harmed.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information concerning our repurchase of shares of our common stock during the three months ended March 31, 2010.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2010 to January 31, 2010	—		—	—	—
February 1, 2010 to February 28, 2010	80		$42.25	—	—
March 1, 2010 to March 31, 2010	151		$43.14	—	—
Total	231	(1)	$42.83	—	—

(1)          These shares were withheld upon the vesting of employee restricted stock grants in connection with payment of required withholding taxes.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on February 9, 2010 and transacted the following business:

1)              Election of Directors

Nominee	Votes For	Votes Withheld	Broker Non-Vote
Keith E. Alessi	6,721,304	4,750,487	385,596
Bruce C. Bruckmann	10,740,615	731,176	385,596
James F. Cleary, Jr.	11,450,399	21,392	385,596
John F. McNamara	11,420,332	51,459	385,596
A. Craig Olson	11,450,982	20,809	385,596
Robert N. Rebholtz, Jr.	11,436,423	35,368	385,596
William J. Robison	11,420,332	51,459	385,596

2)              Ratification of Appointment of Independent Registered Public Accountant

Votes For	Votes Against	Abstentions	Broker Non-Vote
11,589,943	262,297	5,147	0

Item 5.  Other Information

None.

Item 6.  Exhibits

2.1

Agreement Relating to the Sale and Purchase of the Entire Issued Share Capital of Centaur Services Limited dated February 8, 2010 by and among MWI Veterinary Supply Co., MWI Supply (UK Acquisition) Limited, AHN (UK) Holdings Limited and AHN International, LLC, incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed February 12, 2010

4.1	Non-Disclosure and Non-Competition Agreement dated as of September 10, 2006 by and among MWI Veterinary Supply Co. and John Francis

10.1	2010 Livestock Products Distribution Agreement between MWI Veterinary Supply, Inc. and Pfizer, Inc. effective as of January 1, 2010 †

10.2	2009 Livestock Products Distribution Agreement between MWI Veterinary Supply, Inc. and Pfizer, Inc. effective as of January 1, 2009 †

10.3	2009 Pfizer Equine Products Marketing Agreement between MWI Veterinary Supply Co. and Pfizer Inc. effective as of January 1, 2009 †

10.4	Companion Animal AAHA MARKETLink Management Agreement between MWI Veterinary Supply Co. and Pfizer Inc. effective as of March 1, 2009 †

10.5	2009 Strategic Brands Distribution Agreement between MWI Veterinary Supply, Inc. and Pfizer Inc. effective as of January 1, 2009 †

10.6	Companion Animal Select Brands Distribution Agreement between MWI Veterinary Supply, Inc. and Pfizer Inc. effective as of January 1, 2009 †

10.7	Companion Animal AAHA MARKETLink Management Agreement between MWI Veterinary Supply, Co. and Pfizer, Inc. effective as of September 1, 2009 †

10.8	2010-2011 Merial Independent Sales Agent Agreement between MWI Veterinary Supply Co. and Merial Limited effective as of January 1, 2010 †

10.9	Distributor Agreement between MWI Veterinary Supply Co. and Intervet Inc., dba as Intervet/Schering Plough Animal Health effective as of December 1, 2009 †

10.10

First Amendment to Credit Agreement dated February 8, 2010 by and among MWI Veterinary Supply, Inc., MWI Veterinary Supply Co., Memorial Pet Care, Inc., Bank of America, N.A and Wells Fargo Bank, N.A., incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 12, 2010

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

MWI Veterinary Supply, Inc.
(Registrant)

Date: May 6, 2010	/s/ Mary Patricia B. Thompson
Mary Patricia B. Thompson
Senior Vice President of Finance and Administration, Chief Financial Officer