Form 10-Q
period 2010-06-30
MWI Veterinary Supply, Inc.
filed 2010-07-29
CIK 1323974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of July 26, 2010 was 12,339,353.

MWI VETERINARY SUPPLY, INC.

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

MWI VETERINARY SUPPLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Dollars and shares in thousands, except per share data

(unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009
Revenues:
Product sales	$334,242	$231,743	$827,614	$647,979
Product sales to related party	9,113	12,075	30,687	35,542
Commissions	4,332	3,645	12,094	10,273
Total revenues	347,687	247,463	870,395	693,794

Cost of product sales	303,750	212,980	750,927	594,022
Gross profit	43,937	34,483	119,468	99,772

Selling, general and administrative expenses	27,435	22,748	75,448	67,379
Depreciation and amortization	1,438	844	3,559	2,546
Operating income	15,064	10,891	40,461	29,847

Other income (expense):
Interest expense	(171)	(63)	(389)	(202)
Earnings of equity method investees	45	53	155	174
Other	57	130	299	406
Total other income (expense), net	(69)	120	65	378

Income before taxes	14,995	11,011	40,526	30,225
Income tax expense	(5,858)	(4,395)	(15,884)	(11,873)

Net income	$9,137	$6,616	$24,642	$18,352

Earnings per common share:
Basic	$0.74	$0.55	$2.02	$1.52
Diluted	$0.74	$0.54	$1.99	$1.49

Weighted average common shares outstanding:
Basic	12,265	12,079	12,215	12,075
Diluted	12,408	12,303	12,380	12,298

See Notes to Condensed Consolidated Financial Statements.

MWI VETERINARY SUPPLY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars and shares in thousands, except per share data

(unaudited)

	June 30,	September 30,
	2010	2009
Assets

Current Assets:
Cash and cash equivalents	$908	$14,302
Receivables, net	185,674	142,485
Inventories	141,515	116,119
Prepaid expenses and other current assets	4,410	3,946
Deferred income taxes	2,069	1,517
Total current assets	334,576	278,369

Property and equipment, net	13,609	9,313
Goodwill	46,297	37,610
Intangibles, net	26,300	10,194
Other assets, net	2,685	2,433
Total assets	$423,467	$337,919

Liabilities And Stockholders’ Equity

Current Liabilities:
Credit facilities	$15,885	$—
Accounts payable	148,832	117,830
Accrued expenses	14,131	10,767
Note payable	2,000	—
Current maturities of long-term debt and capital lease obligations	1,505	97
Total current liabilities	182,353	128,694

Deferred income taxes	5,329	1,298

Long-term debt and capital lease obligations	917	—

Other long-term liabilities	1,117	—

Commitments and contingencies (see Note 15)

Stockholders’ Equity
Common stock $0.01 par value, 40,000 authorized; 12,326 and 12,196 shares issued and outstanding, respectively	123	122
Additional paid in capital	127,224	124,337
Retained earnings	106,404	83,468
Total stockholders’ equity	233,751	207,927
Total liabilities and stockholders’ equity	$423,467	$337,919

See Notes to Condensed Consolidated Financial Statements.

MWI VETERINARY SUPPLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in thousands (unaudited)

	Nine months ended June 30,
	2010	2009
Cash Flows From Operating Activities:
Net income	$24,642	$18,352
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	3,568	2,555
Amortization of debt issuance costs	41	32
Stock-based compensation	490	221
Deferred income taxes	(108)	(499)
Earnings of equity method investees	(155)	(174)
(Gain)/loss on disposal of property and equipment	(9)	28
Tax benefit of common stock options	(1,829)	(225)
Pension payment	(2,047)	—
Changes in operating assets and liabilities (net of effects of acquisitions):
Receivables	(12,072)	(2,245)
Inventories	(8,282)	(159)
Prepaid expenses and other current assets	155	603
Accounts payable	6,365	(16,282)
Accrued expenses	(159)	640
Net cash provided by operating activities	10,600	2,847

Cash Flows From Investing Activities:
Business acquisitions, net of cash acquired of $674 in 2010	(39,511)	117
Purchases of property and equipment	(1,862)	(1,649)
Other	(97)	5
Net cash used in investing activities	(41,470)	(1,527)

Cash Flows From Financing Activities:
Borrowings on line-of-credit	124,776	179,000
Payments on line-of-credit	(108,900)	(179,000)
Issuance of common stock	178	188
Proceeds from stock options	368	15
Tax benefit of common stock options	1,829	225
Debt issuance costs	(116)	—
Payment on long-term debt and capital lease obligations	(616)	(97)
Net cash provided by financing activities	17,519	331

Effect of Exchange Rate on Cash and Cash Equivalents	(43)	—

Increase/(Decrease) in Cash and Cash Equivalents	(13,394)	1,651

Cash and Cash Equivalents at Beginning of Period	14,302	3,419

Cash and Cash Equivalents at End of Period	$908	$5,070

See Notes to Condensed Consolidated Financial Statements.

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

In the opinion of our management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly, in all material respects, our results for the periods presented. These condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our 2009 Annual Report on Form 10-K filed with the SEC on November 20, 2009.  The results of operations for the three and nine months ended June 30, 2010 are not necessarily indicative of results to be expected for the entire fiscal year.

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

Revenue Recognition

We sell products we source from vendors to our customers through either a “buy/sell” transaction or an agency relationship with our vendors. In a “buy/sell” transaction, we purchase or take inventory of products from the vendor. When a customer places an order with us, we pick, pack, ship and invoice the customer for the order. We recognize revenue from “buy/sell” transactions as product sales when the product is delivered to the customer. We accept product returns from our customers. We estimate returns based on historical experience and recognize these estimated returns as a reduction of product sales. Product returns have historically not been significant to our financial statements. We record revenues net of sales tax.  In an agency relationship, we generally do not purchase and take inventory of products from vendors. We receive an order from a customer, then transmit the order to the vendor, who picks, packs and ships the order to the customer. In some cases, the vendor invoices and collects payment from the customer, while in other cases we invoice and collect payment from the customer on behalf of the vendor. We receive a commission payment for soliciting the order from the customer and for providing other customer service activities. Commissions are recognized when the services upon which the commissions are based are complete. Gross billings from agency contracts were $92,504 and $72,960 for the three months ended June 30, 2010 and 2009, respectively, and generated commission revenue of $4,332 and $3,645, respectively.  Gross billings from agency contracts were $234,788 and $196,097 for the nine months ended June 30, 2010 and 2009, respectively, and generated commission revenue of $12,094 and $10,273, respectively.

Cost of Product Sales and Vendor Rebates

Cost of product sales consist of our inventory product cost, including shipping and delivery costs to and from our distribution centers.  Vendor rebates are recorded based on the terms of the contracts or programs with each vendor.  Many of our vendors’ rebate programs are based on a calendar year.  We may receive quarterly, semi-annual or annual performance-based rebates from third-party vendors based upon attainment of certain sales and/or purchase goals. Sales rebates are classified in the accompanying condensed consolidated statements of income as a reduction to cost of product sales at the time the sales performance measures are achieved. Purchase rebates are measured against inventory purchases from the vendors and are classified as a reduction of inventory until the product is sold. When the inventory is sold and purchase measures are achieved, purchase rebates are recognized as a reduction to cost of product sales.

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

NOTE 2 — EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2009, the Financial Accounting Standards Board issued authoritative guidance that amends the consolidation guidance applicable to variable interest entities and requires additional disclosures concerning an enterprise’s continuing involvement with variable interest entities. The guidance is effective for our fiscal year beginning October 1, 2010. We are currently evaluating the expected impact, if any, that this standard will have on our consolidated financial statements.

NOTE 3 — BUSINESS ACQUISITION

On February 8, 2010, MWI Veterinary Supply Co. (“MWI Co.”) purchased all of the outstanding share capital of Centaur Services Limited (“Centaur”), based in the United Kingdom for an initial purchase price of $44,053, consisting of $42,053 in cash and $2,000 in a note payable due in one year.  Subsequent to the acquisition of Centaur, we funded $2,047 to the pension plan as required by the terms of the share purchase agreement.  The purchase price was reduced during the three months ended June 30, 2010 by $1,868 as a result of a post-closing working capital and debt adjustment.  Centaur is a supplier of animal health products to veterinarians in the United Kingdom.  Centaur sells products to both the companion animal market and production animal market.  The acquisition of Centaur has allowed us to expand into the international markets.  We incurred $1,100 of direct acquisition-related expenses.  The intangible assets acquired in the acquisition have estimated useful lives between 1 and 20 years.  The amount recorded in goodwill will not be deductible for tax purposes.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition, which may be adjusted during the allocation period as defined in ASC 280.  These purchase price allocations are based on a combination of valuations and analyses.

Cash	$674
Receivables	32,527
Inventories	17,830
Property and equipment	5,275
Intangibles	17,658
Goodwill	9,015
Other assets	480
Total assets acquired	83,459

Accounts payable	25,811
Accrued expenses	5,562
Other liabilities	9,901
Total liabilities assumed	41,274

Net assets acquired	$42,185

The following table presents information for Centaur that is included in our condensed consolidated statements of income from the acquisition date of February 8, 2010 through the three and nine months ended June 30, 2010:

	Centaur’s operations included in MWI’s results
	Three months ended June 30, 2010	Nine months ended June 30, 2010
Revenues	$57,665	$91,271
Net Income	$564	$1,144

The following table presents supplemental pro forma information as if the acquisition of Centaur had occurred on October 1, 2009 for the periods ended June 30, 2010 and on October 1, 2008 for the periods ended June 30, 2009 (unaudited):

	Unaudited Pro Forma Consolidated Results
	Nine months ended June 30,
	2010	2009
Revenues	$955,011	$844,723
Net Income	$25,727	$20,067

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

NOTE 4 — RECEIVABLES

	June 30,	September 30,
	2010	2009
Trade	$170,349	$132,369
Vendor rebates and programs	17,999	13,122
	188,348	145,491
Allowance for doubtful accounts	(2,674)	(3,006)
	$185,674	$142,485

Product sales resulting from transactions with Banfield, The Pet Hospital (“Banfield”) were approximately 9% and 12% of total product sales during the three months ended June 30, 2010 and 2009, respectively. Product sales resulting from transactions with Banfield were approximately 10% of total product sales during each of the nine months ended June 30, 2010 and 2009.  Approximately 13% of our trade receivables resulted from transactions with Banfield as of June 30, 2010 and September 30, 2009.

NOTE 5 — PROPERTY AND EQUIPMENT

	June 30,	September 30,
	2010	2009
Land	$249	$20
Building and leasehold improvements	5,756	3,566
Machinery, furniture and equipment	16,471	12,792
Computer equipment	4,697	3,325
Construction in progress	266	1,140
	27,439	20,843
Accumulated depreciation	(13,830)	(11,530)
	$13,609	$9,313

Depreciation expense was $1,046 and $640 for the three months ended June 30, 2010 and 2009, respectively.  Depreciation expense was $2,659 and $1,931 for the nine months ended June 30, 2010 and 2009, respectively.

NOTE 6 — GOODWILL AND INTANGIBLES

The changes in the carrying value of goodwill for the nine months ended June 30, 2010 are as follows:

September 30, 2009	$37,610
Acquisition activity	9,015
Foreign currency adjustments	(328)
June 30, 2010	46,297

Balances of other intangible assets excluding goodwill are as follows:

		June 30,	September 30,
	Useful Lives	2010	2009
Amortizing:
Customer relationships	9-20 years	$24,283	$9,076
Covenants not to compete	1-5 years	800	686
Other	3-7 years	447	257
		25,530	10,019
Accumulated amortization		(2,939)	(2,177)
		22,591	7,842
Non-Amortizing:
Trade names and patents		3,709	2,352
		$26,300	$10,194

Amortization expense was $395 and $207 for the three months ended June 30, 2010 and 2009, respectively.  Amortization expense was $909 and $624 for the nine months ended June 30, 2010 and 2009, respectively.  Estimated future annual amortization expense related to intangible assets as of June 30, 2010 follows:

Amount
Remainder of 2010	$397
2011	1,581
2012	1,552
2013	1,468
2014	1,462
Thereafter	16,131
$22,591

The above projection of amortization expense includes preliminary estimates of intangible assets and lives associated with the acquisition of Centaur.  These amounts may be adjusted during the allocation period as defined in ASC 805.

NOTE 7 — CREDIT FACILITY AND LONG-TERM DEBT

The following table presents the outstanding debt and capital lease obligations as of June 30, 2010:

	June 30,	September 30,
	2010	2009
Revolving credit facility	$13,400	$—
Fortis credit facility	2,485	—
Note payable to AHN (UK) Holdings Limited (1)	2,000	—
Capital lease obligations (2)	1,653	—
Term note (2)	769	—
Other long-term debt	—	97
Total debt and capital lease obligations	20,307	97
Less: Long-term debt and capital lease obligations	(917)	—
Total debt included in current liabilities	19,390	97

(1) Note payable is related to the acquisition of Centaur and is due one year from the date of the acquisition, which was February 8, 2010.

(2) Term note and capital lease obligations were assumed as a result of the acquisition of Centaur.  The term note matures in March 2011 and the capital lease obligations have varying maturity dates.

Revolving credit facility—On February 8, 2010, MWI Co., our wholly-owned subsidiary as borrower, entered into a First Amendment to its Credit Agreement (the “First Amendment”) with us and Memorial Pet Care, Inc., as guarantors, and Bank of America, N.A. and Wells Fargo Bank, N.A., (collectively, the “lenders”) amending the Credit Agreement dated December 13, 2006 among MWI Co., MWI Veterinary Supply, Inc., Memorial Pet Care, Inc. and the lenders a party thereto (the “facility”).  The First Amendment increased the aggregate revolving commitment of the lenders under the facility from $70,000 to $100,000.  The First Amendment also extended the maturity date of the loans under the facility from December 1, 2011 to March 1, 2013.  The variable interest rate is now equal to the Daily LIBOR Floating Rate or the LIBOR 1-month fixed rate (at MWI Co.’s option) plus a margin ranging from 1.75% to 2.50%, which was previously 0.7% to 1.25% under the facility prior to the First Amendment.  The lenders also receive an unused line fee and letter of credit fee which is now equal to 0.2% of the unused amount of the facility, which was previously 0.125%. Our outstanding balance on the facility was $13,400 and $0 at June 30, 2010 and September 30, 2009, respectively, and the interest rate for the facility was 2.06% as of June 30, 2010.    The facility contains financial covenants, including a fixed charge ratio and a funded debt to EBITDA calculation.  We were in compliance with both of these covenants as of June 30, 2010.

Fortis credit facility—Centaur operates with a credit facility (“Fortis facility”) with Fortis Bank as the lender.  The Centaur facility allows for borrowings in the aggregate of £12,000.  The Fortis facility has a variable interest rate equal to a base rate of 0.50% plus GBP one-month LIBOR plus a margin of 0.85%.  It is our intent to replace the Fortis facility within the next six months.  The outstanding balance at June 30, 2010 on the Fortis facility was £1,649, or $2,485 using the exchange rate on June 30, 2010.  The interest rate for the Fortis facility was 1.90% as of June 30, 2010.

NOTE 8 — FAIR VALUE OF FINANCIAL INSTRUMENTS

Current fair value accounting guidance includes a hierarchy that is intended to increase consistency and comparability in fair value measurements and disclosures.  This hierarchy prioritizes inputs to valuation techniques based on observable and unobservable data.  The guidance categorizes these inputs used in measuring fair value into three levels which include the following:

•                  Level 1 — observable inputs such as quoted prices in active markets;

•                  Level 2 — inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly.  These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; and

•                  Level 3 — unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

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

We have been reviewing market prices related to the refinance of the Fortis credit facility.  Based on this pricing, we believe that the estimated fair value  for the Fortis credit facility was materially the same as our carrying value.

NOTE 9 — COMMON STOCK AND STOCK-BASED AWARDS

2002 Stock Plan

We have a 2002 Stock Plan (the “2002 Plan”) to provide our directors, executives and other key employees with additional incentives by allowing them to acquire an ownership interest in us and, as a result, encouraging them to contribute to our success. As of June 30, 2010 and 2009, we had 244,304 and 402,220 shares, respectively, of our common stock available for issuance under the 2002 Plan. The options granted under the 2002 Plan are nonqualified stock options that have an exercise price per share equal to fair market value of the common stock at the time of grant. The term of each option is determined by our board of directors or by a designated committee of the board.  The term of any option may not exceed ten years from the date of grant.  As of June 30, 2010, 183,864 options to purchase common stock were outstanding with a weighted average exercise price of $0.18 per share and expiring through June 2012.

2005 Stock Plan

In July 2005, we adopted the 2005 Stock-Based Award and Incentive Compensation Plan (the “2005 Plan”). Under the 2005 Plan as amended, we may offer restricted and unrestricted shares of our common stock and grant options to purchase shares of our common stock to selected employees and non-employee directors. The purpose of the 2005 Plan is to promote our long-term financial success by attracting, retaining and rewarding eligible participants. As of June 30, 2010 and 2009 we had 1,038,852 and 1,081,404 shares, respectively, of our common stock available for issuance under the 2005 Plan. As of June 30, 2010, 36,578 options to purchase common stock were outstanding with a weighted average exercise price of $17.88 per share and expiring through September 2015.

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

We granted no common stock options during each of the nine months ended June 30, 2010 and 2009.  During the nine months ended June 30, 2010 and 2009, we issued 2,000 and 0 shares of restricted stock under the 2005 Plan.  We also granted 6,000 and 0 of unrestricted stock to non-employee directors during the nine months ended June 30, 2010 and 2009, respectively.  During the three months ended June 30, 2010 and 2009, we recognized $98 and $86 of compensation expense related to stock grants, respectively.  During the nine months ended June 30, 2010 and 2009, we recognized $528 and $265 of compensation expense related to stock grants, respectively.

We also have an employee stock purchase plan (“ESPP”) that allows substantially all employees to purchase shares of our common stock at 95% of the fair market value on the date of purchase.  The purchase date is the last trading date of the purchase periods, which begin in March, June, September and December.  Employees accumulate amounts through payroll deductions during the purchase period of between 1% and 10% but no more than $20 annually.  An employee is allowed to purchase a maximum of 200 shares per purchase period.  During the three months ended June 30, 2010 and 2009, we issued 1,408 and 2,211 shares, respectively, of our common stock under the ESPP.  During the nine months ended June 30, 2010 and 2009, we issued 4,454 and 7,537 shares, respectively, of our common stock under the ESPP.  As of June 30, 2010, there were 484,977 shares available to be issued under the ESPP.

NOTE 10 — EMPLOYEE BENEFIT PLANS

As a result of the acquisition of Centaur, we assumed a defined benefit pension plan for United Kingdom employees.  This plan was frozen prior to the acquisition of Centaur to future participants.  We recorded the liability at the estimated fair value at the date of the acquisition.  Subsequent to the acquisition of Centaur, we funded $2,047 to the pension plan as required by the terms of the share purchase agreement.  The liability recorded as of June 30, 2010 was £741, or $1,117 using the exchange rate on June 30, 2010.

NOTE 11 — INCOME TAXES

Our effective tax rate for the three months ended June 30, 2010 and 2009 was 39.1% and 39.9%, respectively.  Our effective tax rate for the nine months ended June 30, 2010 and 2009 was 39.2% and 39.3%, respectively.  The decrease in the effective tax rate is primarily due to the impact of the Centaur acquisition.

As of June 30, 2010, we had $205 of unrecognized tax benefits, of which $15 would impact our effective rate if recognized. Our policy for classifying interest and penalties associated with unrecognized tax benefits is to include such items in income tax expense.  The amount of interest and penalties recognized during the three and nine months ended June 30, 2010 and 2009 was not material.

We filed Form 3115 Application of Change in Accounting Method with the Internal Revenue Service during the fiscal year ended September 30, 2008.  We filed an advance consent request for a non-automatic account method change for tax purposes for which we had not received approval prior to our reporting period end.  The method change will make revenue recognition for tax purposes the same as revenue recognized for book purposes. We expect resolution within the next twelve months, which would decrease the liability for unrecognized tax benefits by approximately $182.

With few exceptions, we are no longer subject to income tax examination for years before 2004 in the U.S. and significant state and local jurisdictions.  We are no longer subject to income tax examination for years before 2008 in significant foreign jurisdictions.

NOTE 12 — COMPUTATION OF EARNINGS PER SHARE (In thousands, except per share data)

	Three months ended June 30,
	2010		2009
	Basic	Diluted	Basic	Diluted
Net income	$9,137	$9,137	$6,616	$6,616
Weighted average common shares outstanding	12,265	12,265	12,079	12,079
Effect of diluted securities
Stock options and restricted stock		143		224
Weighted average diluted shares outstanding		12,408		12,303
Earnings per share	$0.74	$0.74	$0.55	$0.54
Anti-dilutive shares excluded from calculation		—		—

	Nine months ended June 30,
	2010		2009
	Basic	Diluted	Basic	Diluted
Net income	$24,642	$24,642	$18,352	$18,352
Weighted average common shares outstanding	12,215	12,215	12,075	12,075
Effect of diluted securities
Stock options and restricted stock		165		223
Weighted average shares outstanding		12,380		12,298
Earnings per share	$2.02	$1.99	$1.52	$1.49
Anti-dilutive shares excluded from calculation		—		—

NOTE 13 — RELATED PARTIES

MWI Co. holds a 50.0% membership interest in Feeders’ Advantage LLC (“Feeders’ Advantage”).  MWI Co. charged Feeders’ Advantage for certain operating and administrative services in the amounts of $172 and $189 for the three months ended June 30, 2010 and 2009, respectively, and $563 and $562 for the nine months ended June 30, 2010 and 2009, respectively.  Sales of products to Feeders’ Advantage were $9,113 and $12,075 for the three months ended June 30, 2010 and 2009, respectively, which represented 3% and 5% of total product sales for the three months ended June 30, 2010 and 2009, respectively.  Sales of products to Feeders’ Advantage were $30,687 and $35,542 for the nine months ended June 30, 2010 and 2009, respectively, which represented 4% and 5% of total product sales for the nine months ended June 30, 2010 and 2009, respectively.

MWI Co. provides Feeders’ Advantage with a line-of-credit to finance its day-to-day operations. This line-of-credit bears interest at the prime rate. The interest due on the line-of-credit is calculated and charged to Feeders’ Advantage on the last day of each month. Conversely, to the extent MWI Co. has a payable balance due to Feeders’ Advantage, the payable balance accrues interest in favor of Feeders’ Advantage at the average federal funds rates in effect for that month. MWI Co. had a payable balance to Feeders’ Advantage of $1,567 and $210 as of June 30, 2010 and September 30, 2009, respectively.

NOTE 14 —  STATEMENTS OF CASH FLOWS — SUPPLEMENTAL AND NON-CASH DISCLOSURES

	Nine months ended June 30,
	2010	2009
Supplemental Disclosures
Cash paid for interest	$258	$149
Cash paid for income taxes	13,563	11,300
Non-cash Activities
Note payable issued related to Centaur acquisition	2,000	—
Equipment acquisitions financed with accounts payable	130	21

Restatement of Statements of Cash Flows — We have restated the presentation of borrowings on the credit facility for the nine months ended June 30, 2009. Related amounts had previously been presented on a net basis, rather than on a gross basis in accordance with ASC 230. The correction had no effect on net cash used in financing activities.

NOTE 15 — COMMITMENTS AND CONTINGENCIES

From time to time, in the normal course of business, we may become a party to legal proceedings that may have an adverse effect on our financial position, results of operations and cash flows. At June 30, 2010, we were not a party to any material pending legal proceedings and were not aware of any claims that could have a material adverse effect on our financial position, results of operations or cash flows.

NOTE 16 — OTHER COMPREHENSIVE INCOME

The components of comprehensive income (loss) were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009
Net income	$9,137	$6,616	$24,642	$18,352
Other comprehensive loss:
Foreign currency translation	36	—	(1,706)	—
Total comprehensive income	$9,173	$6,616	$22,936	$18,352

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MWI Veterinary Supply, Inc.

Meridian, Idaho

We have reviewed the accompanying condensed consolidated balance sheet of MWI Veterinary Supply, Inc. and subsidiaries (the “Corporation”) as of June 30, 2010, and the related condensed consolidated statements of income for the three-month and nine-month periods ended June 30, 2010 and 2009, and of cash flows for the nine-month periods ended June 30, 2010 and 2009. These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of MWI Veterinary Supply, Inc. and subsidiaries as of September 30, 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated November 20, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2009 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Boise, Idaho

July 29, 2010

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

Sales

We sell products that we source from our vendors to our customers through either a “buy/sell” transaction or an agency relationship with our vendors. In a “buy/sell” transaction, we purchase or take inventory of products from our vendors. When a customer places an order with us, we pick, pack, ship and invoice the customer for the order. We record sales from “buy/sell” transactions, which account for the vast majority of our business, as revenues in conformity with generally accepted accounting principles in the United States. In an agency relationship, we generally do not purchase and take inventory of products from our vendors. When we receive an order from our customer, we transmit the order to our vendor, who picks, packs and ships the order to our customer. In some cases, our vendor invoices and collects payment from our customer, while in other cases we invoice and collect payment from our customer on behalf of our vendor. We receive a commission payment for soliciting the order from our customer and for providing other customer service activities. The aggregate revenues we receive in agency transactions constitute the “commissions” line item on our consolidated statements of income and are recorded in conformity with accounting principles generally accepted in the United States. Our vendors determine the method we use to sell our products. Historically, vendors have occasionally switched between the “buy/sell” and agency models for particular products in response to market conditions related to that particular product. A switch between models can impact our revenues and our operating income. We cannot know in advance when a vendor will switch between the “buy/sell” and agency models or what impact, if any, such a change may have. A switch can occur even with vendors with whom we have written agreements because most of our agreements with vendors have relatively short terms and are terminable with or without cause on short notice, normally 30 to 90 days. The impact of any individual change from a “buy/sell” to an agency model depends on the costs and expenses associated with a particular product, and can have either a positive or a negative effect on our profitability.

Historically, our contract with Merial to sell their flea, tick and heartworm products included an exclusivity requirement.  This requirement did not permit us to sell or distribute other competing flea, tick and heartworm products.  For calendar year 2010, we agreed with Merial to begin a non-exclusive arrangement where we are permitted to sell and distribute other competing products.  Some of these competing products will be sold under buy-sell arrangements, while others will be sold under agency arrangements.  Merial’s flea, tick and heartworm products are primarily sold under an agency arrangement.  This addition of buy-sell arrangements for certain flea, tick and heartworm products will have an impact on how our revenues are reported, since under agency sales, only commissions are reported as revenues, while for buy-sell products the total sale price of the product is reported as revenue.

Vendor Consolidation

On October 15, 2009, Pfizer completed its acquisition of Wyeth.  Prior to this acquisition, Pfizer and Fort Dodge, a division of Wyeth, were our two largest vendors as measured by our revenues.  In connection with this acquisition, Pfizer divested certain animal health products to Boehringer Ingelheim.  Fort Dodge supplied products that accounted for approximately 11% of our revenues for fiscal year 2009.  Of this amount, based on information received from the Federal Trade Commission, Pfizer and Boehringer Ingelheim, we estimate that approximately 43% of such revenues were attributable to products now owned by Pfizer and approximately 57% of such revenues were attributable to products now owned by Boehringer Ingelheim.  We have received contracts for calendar year 2010 from these vendors.  Based on these contracts, we do not believe that these changes described will have a material impact on our results for fiscal year 2010.

On November 3, 2009, Merck and Schering-Plough completed their merger under which Merck acquired all of the outstanding stock of Schering-Plough.  Merial was a joint venture between Merck and Sanofi-Aventis, and Sanofi-Aventis acquired Merck’s interest in Merial shortly before Merck and Schering-Plough completed their merger.  Merck has announced that Sanofi-Aventis has an option to combine the Intervet/Schering-Plough Animal Health business with Merial to form an animal health joint venture that would be equally owned by the new Merck and Sanofi-Aventis.  On March 9, 2010, Sanofi-Aventis and Merck announced that Sanofi-Aventis exercised its option to combine Merial with Intervet/Schering-Plough, Merck’s animal health business.  The completion of the transaction is expected to occur in the next twelve months.  Merial and Intervet-Schering are also two of our larger vendors.  We have received contracts for calendar year 2010 from these vendors.  Based on these contracts, we do not believe that these changes described will have a material impact on our results for fiscal year 2010.

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

Our top ten vendors supplied products that accounted for approximately 68% and 74% of our revenues for the nine months ended June 30, 2010 and 2009, respectively, and 74% of our revenues for the fiscal year ended September 30, 2009.  Pfizer supplied products that accounted for approximately 25% and 24% of our revenues during the nine months ended June 30,

2010 and 2009, respectively, and  24% of our revenues for our fiscal year ended September 30, 2009.  Of the Pfizer supplied products, production animal products under a livestock agreement accounted for approximately 11% and 14% of our revenues during the nine months ended June 30, 2010 and 2009, respectively, and approximately 14% of our revenues for our fiscal year ended September 30, 2009.  Fort Dodge supplied products that accounted for 11% of our revenues during the nine months ended June 30, 2009, and 11% of our revenues for our fiscal year ended September 30, 2009.  Intervet-Schering, a subsidiary of Schering Plough, supplied products that accounted for approximately 10% and 11% of our revenues during the nine months ended June 30, 2010 and 2009, respectively, and 11% of our revenues for our fiscal year ended September 30, 2009.  Boehringer Ingelheim supplied products that accounted for approximately 10% and 4% of our revenues during the nine months ended June 30, 2010 and 2009, respectively, and 4% of our revenues for our fiscal year ended September 30, 2009.  Merial, a subsidiary of Sanofi-Aventis,  supplies the majority of their products to us under an agency relationship.  Commission revenue generated from Merial products accounted for approximately 50% and 55% of total commission revenues for each of the nine months ended June 30, 2010 and 2009, and 56% of total commission revenues for our fiscal year ended September 30, 2009.

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

Results of Operations

The following table summarizes our results of operations for the three and nine months ended June 30, 2010 and 2009, in dollars and as a percentage of total revenues.

	Three Months Ended June 30,				Nine Months Ended June 30,
	2010	%	2009	%	2010	%	2009	%
Revenues:
Product sales	$334,242	96.1%	$231,743	93.6%	$827,614	95.1%	$647,979	93.4%
Product sales to related party	9,113	2.6%	12,075	4.9%	30,687	3.5%	35,542	5.1%
Commissions	4,332	1.3%	3,645	1.5%	12,094	1.4%	10,273	1.5%
Total revenues	347,687	100.0%	247,463	100.0%	870,395	100.0%	693,794	100.0%

Cost of product sales	303,750	87.4%	212,980	86.1%	750,927	86.3%	594,022	85.6%
Gross profit	43,937	12.6%	34,483	13.9%	119,468	13.7%	99,772	14.4%

Selling, general and administrative expenses	27,435	7.9%	22,748	9.2%	75,448	8.7%	67,379	9.7%
Depreciation and amortization	1,438	0.4%	844	0.3%	3,559	0.4%	2,546	0.4%
Operating income	15,064	4.3%	10,891	4.4%	40,461	4.6%	29,847	4.3%

Other income (expense):
Interest expense	(171)	0.0%	(63)	0.0%	(389)	0.0%	(202)	0.0%
Earnings of equity method investees	45	0.0%	53	0.0%	155	0.0%	174	0.0%
Other	57	0.0%	130	0.1%	299	0.0%	406	0.0%
Total other income (expense), net	(69)	0.0%	120	0.1%	65	0.0%	378	0.0%

Income before taxes	14,995	4.3%	11,011	4.5%	40,526	4.6%	30,225	4.3%
Income tax expense	(5,858)	-1.7%	(4,395)	-1.8%	(15,884)	-1.8%	(11,873)	-1.7%
Net income	$9,137	2.6%	$6,616	2.7%	$24,642	2.8%	$18,352	2.6%

Earnings per common share:
Basic	$0.74		$0.55		$2.02		$1.52
Diluted	$0.74		$0.54		$1.99		$1.49

Weighted average common shares outstanding (in thousands):
Basic	12,265		12,079		12,215		12,075
Diluted	12,408		12,303		12,380		12,298

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Total Revenues.  Total revenues increased 40.5% to $347,687 for the three months ended June 30, 2010, from $247,463 for the three months ended June 30, 2009.  Of the 40.5% revenue growth, 23.3% or $57,665 was related to the acquisition of Centaur.  Excluding this acquisition, our revenues attributable to existing customers represented approximately 43% of the growth of total revenues during the quarter ended June 30, 2010.  For the purpose of calculating growth rates of new and existing customer revenue, we have defined a new customer as a customer that did not purchase product from us in the corresponding fiscal quarter of the prior year, with the remaining customer base being considered existing customers.   This increase in revenues during the three months ended June 30, 2010 is partially due to market share gains and the sale of flea, tick and heartworm products that we did not sell in the same period of the prior fiscal year due to our previously exclusive arrangement with Merial.  Certain new flea, tick and heartworm products that we now distribute are sold under “buy/sell” arrangements while all flea, tick and heartworm products in the past were sold under an agency agreement.  The product sales under a “buy-sell” arrangement results in greater revenue than product sales under an agency arrangement because we recognize product sales under a “buy-sell” arrangement as total sales net of estimated product returns and sales tax, whereas we only recognize commission revenue in product sales under an agency relationship.  Product sales to related party decreased by 24.5% to $9,113 for the three months ended June 30, 2010, from $12,075 for the three months ended June 30, 2009.  Commissions increased 18.8% to $4,332 for the three months ended June 30, 2010, from $3,645 for the three months ended June 30, 2009.

Gross Profit.  Gross profit increased by 27.4% to $43,937 for the three months ended June 30, 2010, from $34,483 for the three months ended June 30, 2009.  Gross profit was benefited by our revenue growth and the addition of Centaur.  Gross profit as a percentage of total revenues was 12.6% and 13.9% for the three months ended June 30, 2010 and 2009, respectively.  Gross profit as a percentage of total revenues decreased due to the addition of Centaur because Centaur’s gross profit as a percentage of total revenues is generally lower than MWI’s, which serves to reduce the overall gross margin of the consolidated Company when compared to our results for the same period in the prior year.  Vendor rebates for the three months ended June 30, 2010 increased by approximately $540 compared to the three months ended June 30, 2009.

Selling, General and Administrative (“SG&A”).  SG&A expenses increased 20.6% to $27,435 for the three months ended June 30, 2010, from $22,748 for the three months ended June 30, 2009.  SG&A expenses increased primarily due to the acquisition of Centaur and our revenue growth.  SG&A expenses as a percentage of total revenues decreased to 7.9% for the three months ended June 30, 2010 from 9.2% for the three months ended June 30, 2009.  SG&A expenses as a percentage of total revenues decreased due, in part, to the addition of Centaur because Centaur’s SG&A expenses as a percentage of total revenues are generally lower than MWI’s, which serves to reduce the overall SG&A expenses as a percentage of total revenues when compared to our results for the same period in the prior year. Additionally, we had an improvement in our allowance for doubtful accounts as a result of payments made by certain customers.

Other Income (Expense).  Other income (expense) decreased 157.5% to $69 in expense for the three months ended June 30, 2010, from $120 in income for the three months ended June 30, 2009 primarily due to an increase in interest expense which came as a result from borrowing on our revolving credit facility to finance the Centaur acquisition.

Income Tax Expense.  Our effective tax rate for the three months ended June 30, 2010 and 2009 was 39.1% and 39.9%, respectively.  The decrease in the effective tax rate is primarily due to the impact of the Centaur acquisition.

Nine Months Ended June 30, 2010 Compared to Nine Months Ended June 30, 2009

Total Revenues.  Total revenues increased 25.5% to $870,395 for the nine months ended June 30, 2010, from $693,794 for the nine months ended June 30, 2009.  Included in total revenues for the nine months ended June 30, 2010 were $91,271 related to the acquisition of Centaur.  Excluding this acquisition, our revenues attributable to existing customers represented approximately 37% of the growth of total revenues during the nine months ended June 30, 2010.  Additionally, revenues increased during the nine months ended June 30, 2010 primarily due to market share gains and the addition of flea, tick and heartworm products that we did not sell in the same period of the prior fiscal year as a result of not entering into an exclusive agreement on the Merial products.  Product sales to related party decreased by 13.7% to $30,687 for the nine months ended June 30, 2010, from $35,542 for the nine months ended June 30, 2009.  Commissions increased 17.7% to $12,094 for the nine months ended June 30, 2010, from $10,273 for the nine months ended June 30, 2009.

Gross Profit.  Gross profit increased by 19.7% to $119,468 for the nine months ended June 30, 2010, from $99,772 for the nine months ended June 30, 2009.  Gross profit as a percentage of total revenues was 13.7% and 14.4% for the nine months ended June 30, 2010 and 2009, respectively.  Vendor rebates for the nine months ended June 30, 2010 increased by approximately $165 compared to the nine months ended June 30, 2009.  This increase was primarily a result of the increase in revenues, partially offset by the elimination in our December quarter of the livestock rebate opportunity from one of our largest vendors.

Selling, General and Administrative (“SG&A”).  SG&A expenses increased 12.0% to $75,448 for the nine months ended June 30, 2010, from $67,379 for the nine months ended June 30, 2009.  SG&A expenses as a percentage of total revenues improved to 8.7% for the nine months ended June 30, 2010 compared to 9.7% for the nine months ended June 30, 2009.  Included in the increase in SG&A expenses are direct acquisition-related expenses of $1,100 related to the acquisition of Centaur.

Other Income (Expense).  Other income (expense) decreased 82.8% to $65 in income for the nine months ended June 30, 2010, from $378 in income for the nine months ended June 30, 2009.  The decrease was primarily due to an increase in interest expense which came as a result from borrowing on our revolving credit facility for the Centaur acquisition.

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

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows generated from operations and borrowings on our credit facilities. We use capital primarily to fund day-to-day operations and to maintain sufficient inventory levels in order to promptly fulfill customer orders and to expand our operations and sales growth. We believe our capital resources, including our ability to borrow funds from our credit facilities, will be sufficient to meet our anticipated cash needs for at least the next twelve months.  Bank of America, N.A. and Wells Fargo, N.A. are the lenders under our revolving credit facility.  The revolving credit facility allows for borrowings in the aggregate of $100,000, matures March 1, 2013 and has a variable interest rate equal to the Daily LIBOR Floating Rate or the LIBOR 1-month fixed rate plus a margin ranging from 1.75% to 2.50%.  The lenders also receive an unused line fee and letter of credit fee equal to 0.2% of the unused amount of the revolving credit facility. Our outstanding balance on the revolving credit facility at June 30, 2010 was $13,400, and the interest rate was 2.06% as of June 30, 2010.

The facility contains certain financial covenants as well as other non-financial restrictive covenants.  As of June 30, 2010, we were in compliance with all covenants in the facility.

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

Operating Activities.  For the nine months ended June 30, 2010, cash provided by operations was $10,600 and was primarily attributable to net income of $24,642 partially offset by an increase in accounts receivable of $12,072 due to the increase in revenues.   The increase in inventories of $8,282 and accounts payable of $6,365 were both due to the increase in revenues.

For the nine months ended June 30, 2009, cash provided by operations was $2,847 and was primarily attributable to net income of $18,352, partially offset by an increase of receivables of $2,245 due to revenue growth partially offset by collection of receivables with extended payment terms that related to sales from prior periods, and a decrease in accounts payable of $16,282 due primarily to the timing of payment to vendors for strategic inventory purchases.

Investing Activities.  For the nine months ended June 30, 2010, net cash used in investing activities was $41,470 and was primarily due to acquisition of Centaur of $39,511, net of cash acquired of $674, and capital expenditures of $1,862 related to distribution center infrastructure, including the relocation of the Holland, Michigan distribution center in September 2009 and technology investments.

For the nine months ended June 30, 2009, net cash used in investing activities was $1,527 and was primarily due to capital expenditures of $1,649 related to distribution center infrastructure, including the relocation of the Dallas distribution center in November 2008 and technology investments.

Financing Activities.  For the nine months ended June 30, 2010, net cash provided by financing activities was $17,519, which was primarily due to net borrowings of $15,876 on our credit facilities.  Our revolving credit facility was used to finance the Centaur acquisition.  Additionally, our credit facilities are used to meet our working capital requirements and the amounts borrowed fluctuate based on timing of payables and collection of receivables.  This was coupled with the tax benefit from stock option exercises of $1,829.

For the nine months ended June 30, 2009, net cash provided by financing activities was $331, which was primarily due to common stock issued under our employee stock purchase plan and the tax benefit of from stock option exercises.

Contractual Obligations and Guarantees

For information on our contractual obligations and guarantees, see our Annual Report on Form 10-K filed on November 20, 2009 with the SEC and our Quarterly Report on Form 10-Q filed on May 6, 2010 with the SEC.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks primarily from changes in interest rates , in particular, the Daily LIBOR Floating Rate, and foreign currency translation risk. The Company does not engage in financial transactions for trading or speculative purposes.  We do not hedge the translation of foreign currency profits into U.S. dollars.

The interest payable on our revolving credit facility is based on variable interest rates and is therefore affected by changes in market interest rates. The outstanding balance on the facility as of June 30, 2010 was $13,400.   The interest rate on this facility at June 30, 2010 was 2.06%.  A change of 10% from the interest rate as of June 30, 2010 (Daily LIBOR Floating Rate plus 1.75%), would have changed interest by $7 for the quarter ended June 30, 2010.

Item 4.  Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of June 30, 2010.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

On April 19, 2010, we received a Civil Investigative Demand from the Federal Trade Commission seeking various documents concerning certain products that we distribute for Pfizer, Inc.  The products are Rimadyl, Clavamox and Simplicef.  The Civil Investigative Demand also seeks information on the generic forms of these products.  The subpoena states that the investigation is to determine whether Pfizer or others have engaged in any unfair methods of competition.  We have responded to the demand and intend to fully cooperate with this investigation. At this time, we have not been notified that we are a target of this investigation but we are unable to predict the timing and outcome of this matter.

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009, as modified by the risk factors disclosed in the “Risk Factors” section of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information concerning our repurchase of shares of our common stock during the three months ended June 30, 2010.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2010 to April 30, 2010	—		—	—	—
May 1, 2010 to May 31, 2010	—		—	—	—
June 1, 2010 to June 30, 2010	79		$48.15	—	—
Total	79	(1)	$48.15	—	—

(1)          These shares were withheld upon the vesting of employee restricted stock grants in connection with payment of required withholding taxes.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Removed and Reserved

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

10.1	2010 Pfizer Equine Products Marketing Agreement between MWI Veterinary Supply Co. and Pfizer, Inc. effective as of January 1, 2010 †

15	Letter re: Unaudited Interim Financial Information

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

† Certain portions of the exhibit have been omitted pursuant to a confidential treatment request submitted to and approved by the SEC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MWI Veterinary Supply, Inc.
(Registrant)

Date: July 29, 2010	/s/ Mary Patricia B. Thompson
Mary Patricia B. Thompson
Senior Vice President of Finance and Administration, Chief Financial Officer