Form 10-Q
period 2011-02-03
MWI Veterinary Supply, Inc.
filed 2011-02-03
CIK 1323974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of January 31, 2010 was 12,517,348.

MWI VETERINARY SUPPLY, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	MWI VETERINARY SUPPLY, INC.
	CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	Dollars and shares in thousands, except per share data
	(unaudited)

	Three months ended December 31,
	2010	2009
Revenues:
Product sales	$347,737	$221,479
Product sales to related party	14,723	11,058
Commissions	3,714	3,574
Total revenues	366,174	236,111
Cost of product sales	316,102	200,102
Gross profit	50,072	36,009

Selling, general and administrative expenses	31,047	22,421
Depreciation and amortization	1,489	855
Operating income	17,536	12,733

Other income (expense):
Interest expense	(182)	(40)
Earnings of equity method investees	73	57
Other	135	107
Total other income (expense), net	26	124

Income before taxes	17,562	12,857
Income tax expense	(6,734)	(5,023)
Net income	$10,828	$7,834

Earnings per common share:
Basic	$0.87	$0.64
Diluted	$0.87	$0.63

Weighted average common shares outstanding:
Basic	12,415	12,173
Diluted	12,483	12,356

See Notes to Condensed Consolidated Financial Statements.

MWI VETERINARY SUPPLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars and shares in thousands, except per share data
(unaudited)

	December 31,	September 30,
	2010	2010
Assets

Current Assets:
Cash and cash equivalents	$853	$911
Receivables, net	185,370	189,428
Inventories	178,247	175,292
Prepaid expenses and other current assets	4,963	8,729
Deferred income taxes	1,697	1,556
Total current assets	371,130	375,916

Property and equipment, net	21,119	15,238
Goodwill	47,125	47,330
Intangibles, net	25,938	26,710
Other assets, net	2,718	2,738
Total assets	$468,030	$467,932

Liabilities And Stockholders’ Equity

Current Liabilities:
Credit facilities	$22,225	$10,140
Accounts payable	159,201	183,604
Accrued expenses	16,837	15,118
Note payable	2,000	2,000
Current maturities of long-term debt and capital lease obligations	935	1,631
Total current liabilities	201,198	212,493

Deferred income taxes	5,645	5,310

Long-term debt and capital lease obligations	702	953

Other long-term liabilities	2,337	2,389

Commitments and contingencies (see Note 14)

Stockholders’ Equity
Common stock $0.01 par value, 40,000 authorized; 12,517 and
12,457 shares issued and outstanding, respectively	125	125
Additional paid in capital	131,256	129,675
Retained earnings	127,736	116,908
Accumulated other comprehensive (loss)/income	(969)	79
Total stockholders’ equity	258,148	246,787
Total liabilities and stockholders’ equity	$468,030	$467,932

See Notes to Condensed Consolidated Financial Statements.

MWI VETERINARY SUPPLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands (unaudited)

	Three months ended December 31,
	2010	2009
Cash Flows From Operating Activities:
Net income	$10,828	$7,834
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,492	858
Amortization of debt issuance costs	17	11
Stock-based compensation	21	70
Deferred income taxes	265	(64)
Earnings of equity method investees	(73)	(47)
Excess tax benefit of exercise of common stock options	(1,389)	(305)
Changes in operating assets and liabilities (net of effects of business acquisitions):
Receivables	4,069	8,973
Inventories	(3,384)	(15,570)
Prepaid expenses and other current assets	3,767	524
Accounts payable	(24,022)	(8,165)
Accrued expenses	2,512	2,592
Net cash used in operating activities	(5,897)	(3,289)

Cash Flows From Investing Activities:
Purchases of property and equipment	(7,022)	(517)
Other	60	(36)
Net cash used in investing activities	(6,962)	(553)

Cash Flows From Financing Activities:
Borrowings on line-of-credit	86,329	-
Payments on line-of-credit	(74,141)	-
Proceeds from issuance of common stock	101	62
Proceeds from exercise of stock options	41	14
Tax benefit of exercise of common stock options	1,389	305
Payment on long-term debt and capital lease obligations	(912)	-
Net cash provided by financing activities	12,807	381

Effect of Exchange Rate on Cash and Cash Equivalents	(6)	-

Decrease in Cash and Cash Equivalents	(58)	(3,461)

Cash and Cash Equivalents at Beginning of Period	911	14,302

Cash and Cash Equivalents at End of Period	$853	$10,841

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

In the opinion of our management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly, in all material respects, our results for the periods presented. These condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our 2010 Annual Report on Form 10-K filed with the SEC on November 23, 2010.  The results of operations for the three months ended months ended December 31, 2010 are not necessarily indicative of results to be expected for the entire fiscal year.

Our unaudited condensed consolidated balance sheet as of September 30, 2010 has been derived from the audited consolidated balance sheet as of that date.

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

Revenue Recognition

We sell products we source from vendors to our customers through either a “buy/sell” transaction or an agency relationship with our vendors. In a “buy/sell” transaction, we purchase or take inventory of products from the vendor. When a customer places an order with us, we pick, pack, ship and invoice the customer for the order. We recognize revenue from “buy/sell” transactions as product sales when the product is delivered to the customer. We accept product returns from our customers. We estimate returns based on historical experience and recognize these estimated returns as a reduction of product sales. Product returns have historically not been significant to our financial statements. We record revenues net of sales tax.  In an agency relationship, we generally do not purchase and take inventory of products from vendors. We receive an order from a customer, then transmit the order to the vendor, who picks, packs and ships the order to the customer. In some cases, the vendor invoices and collects payment from the customer, while in other cases we invoice and collect payment from the customer on behalf of the vendor. We receive a commission payment for soliciting the order from the customer and for providing other customer service activities. Commissions are recognized when the services upon which the commissions are based are complete. Gross billings from agency contracts were $70,565 and $54,427 for the three months ended December 31, 2010 and 2009, respectively, and generated commission revenue of $3,714 and $3,574, respectively.

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

NOTE 2 — EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2009, the Financial Accounting Standards Board issued authoritative guidance that amends the consolidation guidance applicable to variable interest entities and requires additional disclosures concerning an enterprise’s continuing involvement with variable interest entities. The guidance is effective for our fiscal year beginning October 1, 2010. We have adopted this and it did not have a material impact on our consolidated financial statements.

NOTE 3 — BUSINESS ACQUISITION

On February 8, 2010, MWI Veterinary Supply Co. (“MWI Co.”) purchased all of the outstanding share capital of Centaur Services Limited (“Centaur”), based in the United Kingdom for an initial purchase price of $44,053, consisting of $42,053 in cash and $2,000 in a note payable due in one year.  Subsequent to the acquisition of Centaur, we funded $2,047 to the pension plan of Centaur as required by the terms of the share purchase agreement.  The purchase price was reduced subsequent to the acquisition date by $1,868 as a result of a post-closing working capital and debt adjustment.  Centaur is a supplier of animal health products to veterinarians in the United Kingdom.  Centaur sells products to both the companion animal market and production animal market.  The acquisition of Centaur has allowed us to expand into the international markets.  We incurred $1,100 of direct acquisition-related expenses during fiscal year 2010.  The intangible assets acquired in the acquisition have estimated useful lives between 1 and 20 years, which include customer relationships, trade names and other intangible assets.  The amount recorded in goodwill will not be deductible for tax purposes.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition, which may be adjusted during the allocation period as defined in ASC 280.  These purchase price allocations are based on a combination of valuations and analyses.

Cash	$674
Receivables	32,371
Inventories	17,830
Other current assets	480
Property and equipment	5,275
Goodwill	9,483
Intangibles	17,658
Total assets acquired	83,771

Accounts payable	25,811
Accrued expenses	5,299
Other liabilities	10,476
Total liabilities assumed	41,586

Net assets acquired	$42,185

The following table presents information for Centaur that is included in our condensed consolidated statements of income for the three months ended December 31, 2010:

Centaur's operations included in MWI's results
Three months ended December 31, 2010
Revenues	$62,534
Net Income	$616

The following table presents supplemental pro forma information as if the acquisition of Centaur had occurred on October 1, 2009 for the period ended December 31, 2009 (unaudited):

Unaudited Pro Forma Consolidated Results
Three months ended December 31, 2009
Revenues	$295,183
Net Income	$8,389

For the pro forma calculation, we used an average foreign currency exchange rate for the period presented and the annual net income as a percentage of revenues for purposes of determining the net income for interim periods.  The unaudited pro forma consolidated results are not necessarily indicative of what our consolidated results of operations would have been had we completed the acquisition on October 1, 2009.  Additionally, the unaudited pro forma consolidated results do not purport to project the future results of operations of the combined company.

NOTE 4 — RECEIVABLES

	December 31,	September 30,
	2010	2010
Trade	$168,334	$177,317
Vendor rebates and programs	19,575	14,681
	187,909	191,998
Allowance for doubtful accounts	(2,539)	(2,570)
	$185,370	$189,428

Product sales resulting from transactions with Banfield, The Pet Hospital (“Banfield”) were approximately 6% and 11% of total product sales during the three months ended December 31, 2010 and 2009, respectively. Approximately 8% of our trade receivables resulted from transactions with Banfield as of December 31, 2010 and September 30, 2010.

NOTE 5 — PROPERTY AND EQUIPMENT

	December 31,	September 30,
	2010	2010
Land	$1,466	$261
Building and leasehold improvements	6,749	5,870
Machinery, furniture and equipment	19,217	17,495
Computer equipment	4,968	4,886
Construction in progress	4,638	1,626
	37,038	30,138
Accumulated depreciation	(15,919)	(14,900)
	$21,119	$15,238

Depreciation expense was $1,085 and $651 for the three months ended December 31, 2010 and 2009, respectively.

NOTE 6 — GOODWILL AND INTANGIBLES

The changes in the carrying value of goodwill are as follows:

Goodwill as of September 30, 2010	47,330
Foreign currency adjustments	(205)
Goodwill as of December 31, 2010	$47,125

Balances of intangibles are as follows:

		December 31,	September 30,
	Useful Lives	2010	2010
Amortizing:
Customer relationships	9-20 years	$24,686	$25,027
Covenants not to compete	1-5 years	806	811
Other	3-7 years	453	458
		25,945	26,296
Accumulated amortization		(3,752)	(3,361)
		22,193	22,935
Non-Amortizing:
Trade names and patents		3,745	3,775
		$25,938	$26,710

Amortization expense was $407 and $207 for the three months ended December 31, 2010 and 2009, respectively.  Estimated future annual amortization expense related to intangible assets as of December 31, 2010 follows:

Amount
Remainder of 2011	$1,198
2012	1,579
2013	1,495
2014	1,489
2015	1,336
Thereafter	15,096
$22,193

NOTE 7 —DEBT

The following table presents the outstanding debt and capital lease obligations as of December 31, 2010 and September 30, 2010:

	December 31,	September 30,
	2010	2010
Revolving credit facility	$17,600	$9,600
Sterling revolving credit facility (1)	4,625	540
Note payable to AHN (UK) Holdings Limited (2)	2,000	2,000
Capital lease obligations (3)	1,637	1,811
Term note	-	773
Total debt and capital lease obligations	25,862	14,724
Less: Long-term debt and capital lease obligations	(702)	(953)
Total debt included in current liabilities	$25,160	$13,771

(1) The credit facility with Fortis Bank was retired on November 5, 2010, and Centaur entered into a £12,500 unsecured revolving line of credit facility with Wells Fargo Bank, N.A. London Branch.
(2) Note payable is related to the acquisition of Centaur and is due February 8, 2011.
(3) The capital lease obligations have varying maturity dates.

Revolving Credit Facility — On February 8, 2010 and August 10, 2010, MWI Co., our wholly-owned subsidiary as borrower, entered into a First Amendment (the “First Amendment”) and Second Amendment (the “Second Amendment”), respectively, to its Credit Agreement with us and Memorial Pet Care, Inc., as guarantors, and Bank of America, N.A. and Wells Fargo Bank, N.A., (collectively, the “lenders”) amending the Credit Agreement dated December 13, 2006 among MWI Co., MWI Veterinary Supply, Inc., Memorial Pet Care, Inc. and the lenders a party thereto (the “facility”).  The First Amendment increased the aggregate revolving commitment of the lenders under the facility from $70,000 to $100,000.  The First Amendment also extended the maturity date of the loans under the facility from December 1, 2011 to March 1, 2013.  The variable interest rate is now equal to the Daily LIBOR Floating Rate or the LIBOR 1-month fixed rate (at MWI Co.’s option) plus a margin ranging from 1.50% to 2.25%, which was previously 1.75% to 2.50% under the First Amendment, and 0.7% to 1.25% under the original facility.  The lenders also receive an unused line fee and letter of credit fee which is now equal to 0.2% of the unused amount of the facility, which was previously 0.125%.  The Second Amendment increased the amount of permitted unsecured indebtedness from $20 million to $30 million.  The facility contains financial covenants, including a fixed charge ratio and a funded debt to EBITDA calculation.  We were in compliance with all of the covenants as of December 31, 2010 and September 30, 2010.  Our outstanding balance on the revolving credit facility at December 31, 2010 and September 30, 2010 was $17,600 and $9,600, and the interest rate was 1.75% as of December 31, 2010.

Sterling revolving credit facility— As of September 30, 2010, Centaur operated with a credit facility with Fortis Bank as the lender, which allowed for borrowings in the aggregate of £12,000.  This facility had a variable interest rate equal to a base rate of 0.50% plus GBP one-month LIBOR plus a margin of 0.85%.

On November 5, 2010, Centaur terminated the Fortis facility and entered into a £12,500 unsecured revolving line of credit facility (the “sterling revolving credit facility”) with Wells Fargo Bank, N.A. London Branch (“Wells Fargo”).  The sterling revolving credit facility is for a three year term with interest paid at the end of the applicable one month, three month or six month interest period.  Interest is based on LIBOR for the applicable interest period plus an applicable margin of 1.05% to 1.90%.  The facility contains financial covenants requiring Centaur to maintain a minimum tangible net worth of £3,000.  The outstanding balance at December 31, 2010 on the sterling revolving credit facility was £2,990, or $4,625 using the exchange rate on December 31, 2010.  The interest rate was 1.67% as of December 31, 2010.

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

In November 2010, we refinanced our sterling revolving credit facility as discussed in Note 7.  Because this amendment was done recently and includes interest rates based on current market conditions, we believe that the estimated fair value of our long-term debt (including current maturities) was materially the same as our carrying value.

NOTE 9 — COMMON STOCK AND STOCK-BASED AWARDS

2002 Stock Plan

We have a 2002 Stock Plan (the “2002 Plan”) to provide our directors, executives and other key employees with additional incentives by allowing them to acquire an ownership interest in us and, as a result, encouraging them to contribute to our success. As of December 31, 2010 and September 30, 2010, we had 104,349 and 164,788 shares, respectively, of our common stock available for issuance under the 2002 Plan. The options granted under the 2002 Plan are nonqualified stock options that have an exercise price per share equal to fair market value of the common stock at the time of grant. The term of each option is determined by our board of directors or by a designated committee of the board.  The term of any option may not exceed ten years from the date of grant.  As of December 31, 2010, 43,909 options to purchase common stock were outstanding with a weighted average exercise price of $0.18 per share and expiring through June 2012.

2005 Stock Plan

We have a 2005 Stock-Based Award and Incentive Compensation Plan (the “2005 Plan”), under which we may offer restricted and unrestricted shares of our common stock and grant options to purchase shares of our common stock to selected employees and non-employee directors. The purpose of the 2005 Plan is to promote our long-term financial success by attracting, retaining and rewarding eligible participants. As of December 31, 2010 and September 30, 2010, we had 990,968 and 991,970 shares, respectively, of our common stock available for issuance under the 2005 Plan. As of December 31, 2010, 33,700 options to purchase common stock were outstanding with a weighted average exercise price of $17.79 per share and expiring through September 2015.

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

We granted no common stock options during each of the three months ended December 31, 2010 and 2009.  During the three months ended December 31, 2010 and 2009, we issued 300 and 0 shares of restricted stock under the 2005 Plan.  During the three months ended December 31, 2010 and 2009, we recognized $247 and $95 of compensation expense related to stock grants, respectively.

We also have an employee stock purchase plan (“ESPP”) that allows substantially all employees to purchase shares of our common stock at 95% of the fair market value on the date of purchase.  The purchase date is the last trading date of the purchase periods, which begin in March, June, September and December.  Employees accumulate amounts through payroll deductions during the purchase period of between 1% and 10% but no more than $20 annually.  An employee is allowed to purchase a maximum of 200 shares per purchase period.  During the three months ended December 31, 2010 and 2009, we issued 1,734 and 1,770 shares, respectively, of our common stock under the ESPP.

NOTE 10 — INCOME TAXES

Our effective tax rate for the three months ended December 31, 2010 and 2009 was 38.3% and 39.1%, respectively.  The decrease in the effective tax rate is primarily due to the impact of the Centaur acquisition that contributed additional earnings at a lower effective tax rate.

As of December 31, 2010, we had $198 of unrecognized tax benefits, of which $15 would impact our effective rate if recognized. Our policy for classifying interest and penalties associated with unrecognized tax benefits is to include such items in income tax expense.  The amount of interest and penalties recognized during the three months ended December 31, 2010 and 2009 was not material.

We filed Form 3115 Application of Change in Accounting Method with the Internal Revenue Service during the fiscal year ended September 30, 2008.  We filed an advance consent request for a non-automatic account method change for tax purposes for which we had not received approval prior to our reporting period end.  The method change will make revenue recognition for tax purposes the same as revenue recognized for book purposes. We expect resolution within the next twelve months, which would decrease the liability for unrecognized tax benefits by approximately $175.

With few exceptions, we are no longer subject to income tax examination for years before 2005 in the U.S. and significant state and local jurisdictions.  We are no longer subject to income tax examination for years before 2009 in significant foreign jurisdictions.

NOTE 11 — COMPUTATION OF EARNINGS PER SHARE (In thousands, except per share data)

	Three months ended December 31,
	2010		2009
	Basic	Diluted	Basic	Diluted
Net income	$10,828	$10,828	$7,834	$7,834

Weighted average common shares outstanding	12,415	12,415	12,173	12,173
Effect of diluted securities
Stock options and restricted stock		68		183

Weighted average diluted shares outstanding		12,483		12,356
Earnings per share	$0.87	$0.87	$0.64	$0.63

Anti-dilutive shares excluded from calculation		-		-

NOTE 12 — RELATED PARTIES

MWI Co. holds a 50.0% membership interest in Feeders’ Advantage LLC (“Feeders’ Advantage”).  MWI Co. charged Feeders’ Advantage for certain operating and administrative services in the amounts of $241 and $207 for the three months ended December 31, 2010 and 2009, respectively.  Sales of products to Feeders’ Advantage were $14,723 and $11,058, which represented 4% and 5% of total product sales for the three months ended December 31, 2010 and 2009, respectively.

MWI Co. provides Feeders’ Advantage with a line-of-credit to finance its day-to-day operations. This line-of-credit bears interest at the prime rate. The interest due on the line-of-credit is calculated and charged to Feeders’ Advantage on the last day of each month. Conversely, to the extent MWI Co. has a payable balance due to Feeders’ Advantage, the payable balance accrues interest in favor of Feeders’ Advantage at the average federal funds rates in effect for that month. MWI Co. had a payable balance to Feeders’ Advantage of $686 and $281 as of December 31, 2010 and September 30, 2010, respectively.

NOTE 13 —  STATEMENTS OF CASH FLOWS – SUPPLEMENTAL AND NON-CASH DISCLOSURES

	Three months ended December 31,
	2010	2009
Supplemental Disclosures
Cash paid for interest	$120	$23
Cash paid for income taxes	1,380	340
Non-cash Activities
Equipment acquisitions financed with accounts payable	92	19

NOTE 14 — COMMITMENTS AND CONTINGENCIES

From time to time, in the normal course of business, we may become a party to legal proceedings that may have an adverse effect on our financial position, results of operations and cash flows. At December 31, 2010, we were not a party to any material pending legal proceedings and were not aware of any claims that could have a material adverse effect on our financial position, results of operations or cash flows.

NOTE 15 — OTHER COMPREHENSIVE INCOME

The components of comprehensive income were as follows:

	Three months ended December 31,
	2010	2009
Net income	$10,828	$7,834
Other comprehensive loss:
Foreign currency translation	(1,048)	-
Total comprehensive income	$9,780	$7,834

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MWI Veterinary Supply, Inc.
Meridian, Idaho

We have reviewed the accompanying condensed consolidated balance sheet of MWI Veterinary Supply, Inc. and subsidiaries (the "Corporation") as of December 31, 2010, and the related condensed consolidated statements of income for the three-month periods ended December 31, 2010 and 2009, and of cash flows for the three-month periods ended December 31, 2010 and 2009. These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of MWI Veterinary Supply, Inc. and subsidiaries as of September 30, 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated November 23, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2010 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP
Boise, Idaho
February 3, 2011

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

Historically, our contract with Merial to sell their flea, tick and heartworm products included an exclusivity requirement.  This requirement did not permit us to sell or distribute other competing flea, tick and heartworm products.  Beginning calendar year 2010, we agreed with Merial to begin a non-exclusive arrangement where we are permitted to sell and distribute other competing products.  Some of these competing products were sold under buy-sell arrangements, while others were sold under agency arrangements.  Merial’s flea, tick and heartworm products are primarily sold under an agency arrangement.  This addition of buy-sell arrangements for certain flea, tick and heartworm products has had an impact on how our revenues are reported, since under agency sales, only commissions are reported as revenues, while for buy-sell products the total sale price of the product is reported as revenue.

Vendor Consolidation

On November 3, 2009, Merck and Schering-Plough completed their merger under which Merck acquired all of the outstanding stock of Schering-Plough.  Merial was a joint venture between Merck and Sanofi-Aventis, and Sanofi-Aventis acquired Merck’s interest in Merial shortly before Merck and Schering-Plough completed their merger.  On March 9, 2010, Sanofi-Aventis and Merck announced that Sanofi-Aventis exercised its option to combine Merial with Intervet/Schering-Plough, Merck’s animal health business, to form an animal health joint venture that would be equally owned by the new Merck and Sanofi-Aventis.  The completion of the transaction is expected to occur in the next twelve months.  Merial and Intervet-Schering are also two of our largest vendors.  We had contracts in place with both of these vendors that continued through the end of calendar year 2010.  We are currently negotiating new contracts with each of these companies for calendar year 2011.

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

In the United States, our top ten vendors supplied products that accounted for approximately 71% and 68% of our revenues for the three months ended December 31, 2010 and 2009, respectively, and 71% of our revenues for the fiscal year ended September 30, 2010.  Pfizer supplied products that accounted for approximately 26% and 25% of our revenues during the three months ended December 31, 2010 and 2009, respectively, and 25% of our revenues for our fiscal year ended September 30, 2010.  Of the Pfizer supplied products, production animal products under a livestock agreement accounted for approximately 14% and 13% of our revenues during the three months ended December 31, 2010 and 2009, respectively, and approximately 12% of our revenues for our fiscal year ended September 30, 2010.  Intervet-Schering, a subsidiary of Schering Plough, supplied products that accounted for approximately 11% and 10% of our revenues during the three months ended December 31, 2010 and 2009, respectively, and 10% of our revenues for our fiscal year ended September 30, 2010.  Boehringer Ingelheim supplied products that accounted for approximately 9% and 7% of our revenues during the three months ended December 31, 2010 and 2009, respectively, and 10% of our revenues for our fiscal year ended September 30, 2010.  Merial, a subsidiary of Sanofi-Aventis, supplies the majority of their products to us under an agency relationship.  Commission revenue generated from Merial products accounted for approximately 27% and 53% of total commission revenues during the three months ended December 31, 2010 and 2009, respectively, and 49% of total commission revenues for our fiscal year ended September 30, 2010.

For more information on our business, see our Annual Report on Form 10-K filed with the SEC on November 23, 2010.

Results of Operations

The following table summarizes our results of operations for the three months ended months ended December 31, 2010 and 2009, in dollars and as a percentage of total revenues.

	Three months ended December 31,
	2010	%	2009	%
Revenues:
Product sales	$347,737	95.0%	$221,479	93.8%
Product sales to related party	14,723	4.0%	11,058	4.7%
Commissions	3,714	1.0%	3,574	1.5%
Total revenues	366,174	100.0%	236,111	100.0%

Cost of product sales	316,102	86.3%	200,102	84.7%
Gross profit	50,072	13.7%	36,009	15.3%

Selling, general and administrative expenses	31,047	8.5%	22,421	9.5%
Depreciation and amortization	1,489	0.4%	855	0.4%
Operating income	17,536	4.8%	12,733	5.4%

Other income (expense):
Interest expense	(182)	-%	(40)	-%
Earnings of equity method investees	73	-%	57	-%
Other	135	-%	107	-%
Total other income (expense), net	26	-%	124	-%

Income before taxes	17,562	4.8%	12,857	5.4%
Income tax expense	(6,734)	(1.8)%	(5,023)	(2.1)%
Net income	$10,828	3.0%	$7,834	3.3%

Earnings per common share:
Basic	$0.87		$0.64
Diluted	$0.87		$0.63

Weighted average common shares outstanding (in thousands):
Basic	12,415		12,173
Diluted	12,483		12,356

Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009

Total Revenues.  Total revenues increased 55.1% to $366,174 for the three months ended December 31, 2010, from $236,111 for the three months ended December 31, 2009.  Of the 55.1% revenue growth, 28.6% was due to organic growth in the United States and 26.5% or $62,534 was related to the acquisition of Centaur.  The growth in organic revenues came from increased business as a result of the bankruptcy and liquidation of a competitor that is no longer in business, a broader product line with new flea, tick and heartworm products, growth from our e-commerce platform and the addition of sales representatives over the past twelve months. The increase in organic revenues during the three months ended December 31, 2010 was partially due to market share gains due to the fact that certain of our existing customers as well as new customers placed additional orders with us because their primary supplier was no longer available to meet their needs.  Organic revenues attributable to existing customers represented approximately 51% of the growth in revenues during the three months ended December 31, 2010.  Organic revenues attributable to new customers represented approximately 49% of the growth in revenues during the three months ended December 31, 2010. For the purpose of calculating growth rates of new and existing customer revenue, we have defined a new customer as a customer that did not purchase product from us in the corresponding fiscal quarter of the prior year, with the remaining customer base being considered an existing customer.  Revenues from new customers for each fiscal quarter are summed to arrive at the estimated year-to-date revenue for new customers.  Additionally, the organic growth was partially due to the increase in revenues from the sale of flea, tick and heartworm products that we did not sell in the same period of the prior fiscal year due to our previously exclusive arrangement with Merial.  Certain new flea, tick and heartworm products that we now distribute are sold under “buy/sell” arrangements while most flea, tick and heartworm products in the past were sold under an agency agreement.  The product sales under a “buy-sell” arrangement results in greater revenue than product sales under an agency arrangement because we recognize product sales under a “buy-sell” arrangement as total sales net of estimated product returns and sales tax, whereas we only recognize commission revenue in product sales under an agency relationship.

Product sales to related party increased by 33.1% to $14,723 for the three months ended December 31, 2010, from $11,058 for the three months ended December 31, 2009.  Commissions increased 3.9% to $3,714 for the three months ended December 31, 2010, from $3,574 for the three months ended December 31, 2009. Certain incentives were achieved during the quarter ended December 31, 2009 that were not offered during the quarter ended December 31, 2010.  Growth in our gross billings from agency contracts was consistent with our organic growth.

Gross Profit.  Gross profit increased by 39.1% to $50,072 for the three months ended December 31, 2010, from $36,009 for the three months ended December 31, 2009.  The change in gross profit is primarily a result of increased total revenues as discussed above including the additional gross profit from Centaur.  Gross profit as a percentage of total revenues was 13.7% and 15.3% for the three months ended December 31, 2010 and 2009, respectively.  Gross profit as a percentage of total revenues decreased due to the addition of Centaur because Centaur's gross profit as a percentage of total revenues is generally lower than MWI's, which serves to reduce the overall gross margin of the consolidated Company when compared to our results for the same period in the prior year.  Additionally, our gross margin decreased for the quarter ended December 31, 2010 due to a shift in product mix compared to the same period in the prior year.  Vendor rebates for the three months ended December 31, 2010 increased by approximately $2,300 compared to the three months ended December 31, 2009 due to the organic revenue growth.

Selling, General and Administrative (“SG&A”).  SG&A expenses increased 38.5% to $31,047 for the three months ended December 31, 2010, from $22,421 for the three months ended December 31, 2009.  This increase was primarily due to the addition of Centaur’s operating expenses and increased operating expenses as a result of the organic revenue growth. SG&A expenses as a percentage of total revenues decreased to 8.5% for the three months ended December 31, 2010 from 9.5% for the three months ended December 31, 2009.  SG&A expenses as a percentage of total revenues decreased due, in part, to the addition of Centaur because Centaur’s SG&A expenses as a percentage of total revenues are generally lower than MWI’s, which serves to reduce the overall SG&A expenses as a percentage of total revenues when compared to our results for the same period in the prior year. Additionally, we had improvement in our SG&A expenses as a percentage of revenues due to the organic revenue growth.

Other Income (Expense).  Other income (expense) decreased 79.0% to $26 in income for the three months ended December 31, 2010, from $124 in income for the three months ended December 31, 2009 primarily due to an increase in interest expense which came as a result from borrowing on our revolving credit facility to finance the Centaur acquisition.

Income Tax Expense. Our effective tax rate for the three months ended December 31, 2010 and 2009 was 38.3% and 39.1%, respectively.  The decrease in the effective tax rate is primarily due to the impact of the Centaur acquisition that contributed additional earnings at a lower effective tax rate.

Critical Accounting Policies

The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  The accompanying condensed consolidated financial statements are prepared using the same critical accounting policies discussed in our Annual Report on Form 10-K filed with the SEC on November 23, 2010.

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

On February 8, 2010 and August 10, 2010, MWI Co., our wholly-owned subsidiary as borrower, entered into a First Amendment (the “First Amendment”) and Second Amendment (the “Second Amendment”), respectively, to its Credit Agreement with us and Memorial Pet Care, Inc., as guarantors, and Bank of America, N.A. and Wells Fargo Bank, N.A., (collectively, the “lenders”) amending the Credit Agreement dated December 13, 2006 among MWI Co., MWI Veterinary Supply, Inc., Memorial Pet Care, Inc. and the lenders a party thereto (the “facility”).  The First Amendment increased the aggregate revolving commitment of the lenders under the facility from $70,000 to $100,000.  The First Amendment also extended the maturity date of the loans under the facility from December 1, 2011 to March 1, 2013.  The variable interest rate is now equal to the Daily LIBOR Floating Rate or the LIBOR 1-month fixed rate (at MWI Co.’s option) plus a margin ranging from 1.50% to 2.25%, which was previously 1.75% to 2.50% under the First Amendment, and 0.7% to 1.25% under the facility.  The lenders also receive an unused line fee and letter of credit fee which is now equal to 0.2% of the unused amount of the facility, which was previously 0.125%.  The Second Amendment increased the amount of permitted unsecured indebtedness from $20 million to $30 million.  The facility contains financial covenants, including a fixed charge ratio and a funded debt to EBITDA calculation.  We were in compliance with both of these covenants as of September 30, 2010.  Our outstanding balance on the revolving credit facility at December 31, 2010 and September 30, 2010 was $17,600 and $9,600, respectively, and the interest rate was 1.75% as of December 31, 2010.

On November 5, 2010, Centaur entered into a £12,500 unsecured revolving line of credit facility (the “sterling revolving credit facility”) with Wells Fargo Bank, N.A. London Branch (“Wells Fargo”).  The sterling revolving credit facility is for a three year term with interest paid at the end of the applicable one month, three month or six month interest period.  Interest is based on LIBOR for the applicable interest period plus an applicable margin of 1.05% to 1.90%.  The facility contains financial covenants requiring Centaur to maintain a minimum tangible net worth of £3,000.  Our outstanding balance on the revolving credit facility at December 31, 2010 was £2,990, or $4,625 using the current exchange rate as of December 31, 2010, and the interest rate was 1.67% as of December 31, 2010.

Operating Activities.  For the three months ended December 31, 2010, cash used in operations was $5,897 and was primarily attributable to net income of $10,828 offset by changes in working capital.  Accounts payable decreased $24,022 as strategic inventory purchases were made during the quarter ended September 30, 2010 to support our organic growth of that quarter, and payments for those purchases were made during the quarter ended December 31, 2010.  Receivables decreased $4,069 as receivables with extended payment terms from the quarter ended September 30, 2010 were collected during the quarter ended December 31, 2010.  Inventories increased $3,384 to support the continued organic growth of 28.6% during the quarter ended December 31, 2010.

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

Investing Activities.  For the three months ended December 31, 2010, net cash used in investing activities was $6,962 and was primarily due to capital expenditures of $7,022 which primarily related to an office building purchased in Boise, Idaho for our headquarters as well as a new distribution center in Visalia, California to accommodate the growth needs in that region.

For the three months ended December 31, 2009, net cash used in investing activities was $553 and was primarily due to capital expenditures of $517 related to distribution center infrastructure, including the relocation of the Holland, Michigan distribution center in September 2009 and technology investments.

Financing Activities.  For the three months ended December 31, 2010, net cash provided by financing activities was $12,807, which was primarily due to net borrowings of $12,188 on our credit facilities.  Our revolving credit facilities are used to meet our working capital requirements and the amounts borrowed fluctuate based on timing of payables and collection of receivables.  This was coupled with the tax benefit from stock option exercises of $1,389.

For the three months ended December 31, 2009, net cash provided by financing activities was $381, which was primarily due to the tax benefit from stock option exercises of $305 and common stock issued under our employee stock purchase plan of $62.

Contractual Obligations and Guarantees

For information on our contractual obligations and guarantees, see our Annual Report on Form 10-K filed on November 23, 2010 with the SEC.

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

We are now exposed to foreign currency risk due to the acquisition of Centaur.  Prior to this acquisition, we had very limited foreign currency risk exposure.  A hypothetical 10% change in the value of the U.S. dollar in relation to the British Pound, which is the Company’s most significant foreign currency exposure, would have changed net sales for the three months ended December 31, 2010 by approximately $6,000. This amount is not indicative of the hypothetical net earnings impact due to the partially offsetting impact of the currency exchange movements on cost of sales and operating expenses.

The interest payable on the facility is based on variable interest rates and is affected by changes in market interest rates. The outstanding balance on the revolving credit facility as of December 31, 2010 was $17,600.  Therefore, there was limited exposure to market risks as of this date.  If there had been a balance on the facility of $100,000, which is the maximum available amount on the facility, a change of 10% from the interest rate as of December 31, 2010, which was approximately 1.75% (Daily LIBOR Floating Rate plus a margin of 1.5%), would have changed interest by $44 for the three months ended December 31, 2010.

Item 4.  Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of December 31, 2010.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information concerning our repurchase of shares of our common stock during the three months ended December 31, 2010.

Issuer Purchases of Equity Securities

				Total Number of	Maximum Number (or
	Total			Shares Purchased	Approximate Dollar
	Number		Average	as Part of Publicly	Value) of Shares that May
	of Shares		Price Paid	Announced Plans	Yet Be Purchased Under
Period	Purchased		per Share	or Programs	the Plans or Programs
October 1 to October 31, 2010	3,942	(1)	$57.34	—	—
November 1 to November 30, 2010	—		—	—	—
December 1 to December 31, 2010	—		—	—	—
Total	3,942		$57.34	—	—

(1) These shares were withheld upon the vesting of employee stock grants in connection with payment of required withholding taxes.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Removed and Reserved

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

10.1
Sterling Revolving Credit Facility between Centaur Services Limited and Wells Fargo, National Association London Branch dated November 5, 2010, incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 10, 2010

10.2	Continuing Guaranty of MWI Veterinary Supply Co. dated November 5, 2010, incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed November 10, 2010

15	Letter re: Unaudited Interim Financial Information

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MWI Veterinary Supply, Inc.
(Registrant)

Date: February 3, 2011	/s/ Mary Patricia B. Thompson
Mary Patricia B. Thompson
Senior Vice President of Finance and Administration, Chief Financial Officer