Form 10-Q
period 2011-05-04
MWI Veterinary Supply, Inc.
filed 2011-05-05
CIK 1323974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number:  000-51468

MWI VETERINARY SUPPLY, INC.
(Exact name of registrant as specified in its Charter)

Delaware	02-0620757
(State of Incorporation)	(I.R.S. Employer Identification Number)

3041 W. Pasadena Dr.
Boise, ID	83705
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of April 29, 2011 was 12,551,647.

MWI VETERINARY SUPPLY, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	MWI VETERINARY SUPPLY, INC.
	CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	Dollars and shares in thousands, except per share data
	(unaudited)

	Three months ended March 31,		Six months ended March 31,
	2011	2010	2011	2010
Revenues:
Product sales	$348,387	$271,893	$696,124	$493,372
Product sales to related party	13,118	10,516	27,841	21,574
Commissions	5,607	4,188	9,321	7,762
Total revenues	367,112	286,597	733,286	522,708
Cost of product sales	316,126	247,075	632,228	447,177
Gross profit	50,986	39,522	101,058	75,531

Selling, general and administrative expenses	32,450	25,592	63,497	48,013
Depreciation and amortization	1,667	1,266	3,156	2,121
Operating income	16,869	12,664	34,405	25,397

Other income (expense):
Interest expense	(252)	(178)	(434)	(218)
Earnings of equity method investees	63	53	136	110
Other	143	135	278	242
Total other income (expense), net	(46)	10	(20)	134

Income before taxes	16,823	12,674	34,385	25,531
Income tax expense	(6,491)	(5,003)	(13,225)	(10,026)
Net income	$10,332	$7,671	$21,160	$15,505

Earnings per common share:
Basic	$0.83	$0.63	$1.70	$1.27
Diluted	$0.83	$0.62	$1.69	$1.25

Weighted average common shares outstanding:
Basic	12,462	12,207	12,438	12,190
Diluted	12,511	12,376	12,496	12,366

See Notes to Condensed Consolidated Financial Statements.

MWI VETERINARY SUPPLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars and shares in thousands, except per share data
(unaudited)

	March 31,	September 30,
	2011	2010
Assets

Current Assets:
Cash and cash equivalents	$974	$911
Receivables, net	208,256	189,428
Inventories	183,764	175,292
Prepaid expenses and other current assets	5,500	8,729
Deferred income taxes	1,718	1,556
Total current assets	400,212	375,916

Property and equipment, net	24,105	15,238
Goodwill	49,245	47,330
Intangibles, net	26,276	26,710
Other assets, net	2,729	2,738
Total assets	$502,567	$467,932

Liabilities And Stockholders’ Equity

Current Liabilities:
Credit facilities	$28,326	$10,140
Accounts payable	176,138	183,604
Accrued expenses	16,444	15,118
Note payable	-	2,000
Current portion of long-term debt and capital lease obligations	929	1,631
Total current liabilities	221,837	212,493

Deferred income taxes	5,964	5,310

Long-term debt and capital lease obligations	782	953

Other long-term liabilities	2,386	2,389

Commitments and contingencies (see Note 14)

Stockholders’ Equity
Common stock $0.01 par value, 40,000 authorized; 12,546 and
12,457 shares issued and outstanding, respectively	126	125
Additional paid in capital	132,505	129,675
Retained earnings	138,068	116,908
Accumulated other comprehensive income	899	79
Total stockholders’ equity	271,598	246,787
Total liabilities and stockholders’ equity	$502,567	$467,932

See Notes to Condensed Consolidated Financial Statements.

MWI VETERINARY SUPPLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands (unaudited)

	Six months ended March 31,
	2011	2010
Cash Flows From Operating Activities:
Net income	$21,160	$15,505
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation and amortization	3,162	2,127
Amortization of debt issuance costs	33	25
Stock-based compensation	651	396
Deferred income taxes	443	(272)
Earnings of equity method investees	(136)	(110)
Excess tax benefit of exercise of common stock options	(1,900)	(973)
Pension payment	-	(2,047)
Other	96	4
Changes in operating assets and liabilities (net of effects of business acquisitions):
Receivables	(13,663)	(4,971)
Inventories	(4,591)	(11,113)
Prepaid expenses and other current assets	5,183	181
Accounts payable	(12,332)	7,424
Accrued expenses	505	(966)
Net cash (used in)/provided by operating activities	(1,389)	5,210

Cash Flows From Investing Activities:
Business acquisitions, net of cash acquired	(7,000)	(41,379)
Purchases of property and equipment	(9,130)	(845)
Other	79	(210)
Net cash used in investing activities	(16,051)	(42,434)

Cash Flows From Financing Activities:
Borrowings on credit facilities	172,129	62,442
Payments on credit facilities	(153,997)	(39,300)
Proceeds from issuance of common stock	189	112
Proceeds from exercise of stock options	69	96
Excess tax benefit of exercise of common stock options	1,900	973
Debt issuance costs	-	(116)
Payment on long-term debt and capital lease obligations	(2,902)	(396)
Net cash provided by financing activities	17,388	23,811

Effect of Exchange Rate on Cash and Cash Equivalents	115	(23)

Increase/(Decrease) in Cash and Cash Equivalents	63	(13,436)

Cash and Cash Equivalents at Beginning of Period	911	14,302

Cash and Cash Equivalents at End of Period	$974	$866

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

In the opinion of our management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly, in all material respects, our results for the periods presented. These condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our 2010 Annual Report on Form 10-K filed with the SEC on November 23, 2010.  The results of operations for the three and six months ended months ended March 31, 2011 are not necessarily indicative of results to be expected for the entire fiscal year.

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

Revenue Recognition

We sell products we source from vendors to our customers through either a “buy/sell” transaction or an agency relationship with our vendors. In a “buy/sell” transaction, we purchase or take inventory of products from the vendor. When a customer places an order with us, we pick, pack, ship and invoice the customer for the order. We recognize revenue from “buy/sell” transactions as product sales when the product is delivered to the customer. We accept product returns from our customers. We estimate returns based on historical experience and recognize these estimated returns as a reduction of product sales. Product returns have historically not been significant to our financial statements. We record revenues net of sales tax.  In an agency relationship, we generally do not purchase and take inventory of products from vendors. We receive an order from a customer, then transmit the order to the vendor, who picks, packs and ships the order to the customer. In some cases, the vendor invoices and collects payment from the customer, while in other cases we invoice and collect payment from the customer on behalf of the vendor. We receive a commission payment for soliciting the order from the customer and for providing other customer service activities. Commissions are recognized when the services upon which the commissions are based are complete. Gross billings from agency contracts were $110,696 and $87,857 for the three months ended March 31, 2011 and 2010, respectively, and generated commission revenue of $5,607 and $4,188, respectively.  Gross billings from agency contracts were $181,261 and $142,284 for the six months ended March 31, 2011 and 2010, respectively, and generated commission revenue of $9,321 and $7,762, respectively.

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

NOTE 2 — EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2009, the Financial Accounting Standards Board issued authoritative guidance that amends the consolidation guidance applicable to variable interest entities and requires additional disclosures concerning an enterprise’s continuing involvement with variable interest entities. The guidance is effective for our fiscal year beginning October 1, 2010. We have adopted this guidance and it did not have a material impact on our consolidated financial statements.

NOTE 3 — BUSINESS ACQUISITION

On March 21, 2011, MWI Veterinary Supply Co. (“MWI Co.”) purchased substantially all of the assets of Nelson Laboratories Limited Partnership (“Nelson”) for $7,000 in cash.  Nelson is a distributor of animal health products to over 1,100 veterinary practices, primarily in the Midwestern United States.  This acquisition allows us to better serve our customers in this region of the United States.  An intangible asset representing customer relationships acquired in the acquisition has an estimated useful life of 10 years. The amount recorded in goodwill is expected to be deductible for tax purposes over 15 years.

On February 8, 2010, MWI Co. purchased all of the outstanding share capital of Centaur Services Limited (“Centaur”), based in the United Kingdom for an initial purchase price of $44,053, consisting of $42,053 in cash and $2,000 in a note payable which was paid on February 8, 2011.  Subsequent to the acquisition of Centaur, we funded $2,047 to the pension plan of Centaur as required by the terms of the share purchase agreement.  Centaur is a supplier of animal health products to veterinarians in the United Kingdom.  Centaur distributes products to both the companion animal market and production animal market.  The acquisition of Centaur has allowed us to expand into the international markets.  We incurred $1,100 of direct acquisition-related expenses during fiscal year 2010.  The intangible assets acquired in the acquisition have estimated useful lives between 1 and 20 years, which include customer relationships, trade names and other intangible assets.  The amount recorded in goodwill will not be deductible for tax purposes.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition, which may be adjusted during the allocation period as defined in ASC 280.  These purchase price allocations are based on a combination of valuations and analyses.

	2011	2010
Cash	$-	$674
Receivables	4,083	32,371
Inventories	3,594	17,830
Other current assets	-	480
Property and equipment	1,900	5,275
Goodwill	1,781	9,483
Intangibles	140	17,658
Total assets acquired	11,498	83,771

Accounts payable	4,498	25,811
Accrued expenses	-	5,299
Other liabilities	-	10,476
Total liabilities assumed	4,498	41,586

Net assets acquired	$7,000	$42,185

The following table presents information for Centaur that is included in our condensed consolidated statements of income for the three and six months ended March 31, 2011:

	Centaur's operations included in MWI's results
	Three months ended March 31, 2011	Six months ended March 31, 2011
Revenues	$61,688	$124,222
Net Income	$763	$1,379

The following table presents supplemental pro forma information as if the acquisition of Centaur had occurred on October 1, 2009 for the three and six months ended March 31, 2010 (unaudited):

	Unaudited Pro Forma Consolidated Results
	Three months ended March 31, 2010	Six months ended March 31, 2010
Revenues	$310,641	$607,328
Net Income	$8,162	$16,577

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

NOTE 4 — RECEIVABLES

	March 31,	September 30,
	2011	2010
Trade	$193,897	$177,317
Vendor rebates and programs	16,723	14,681
	210,620	191,998
Allowance for doubtful accounts	(2,364)	(2,570)
	$208,256	$189,428

Product sales resulting from transactions with Banfield, The Pet Hospital (“Banfield”) were approximately 6% and 10% of total product sales during the three and six months ended March 31, 2011 and 2010, respectively.  Approximately 8% of our trade receivables resulted from transactions with Banfield as of March 31, 2011 and September 30, 2010.

NOTE 5 — PROPERTY AND EQUIPMENT

	March 31,	September 30,
	2011	2010
Land	$1,730	$261
Building and leasehold improvements	8,669	5,870
Machinery, furniture and equipment	20,509	17,495
Computer equipment	5,080	4,886
Construction in progress	5,154	1,626
	41,142	30,138
Accumulated depreciation	(17,037)	(14,900)
	$24,105	$15,238

Depreciation expense was $1,261 and $962 for the three months ended March 31, 2011 and 2010, respectively.  Depreciation expense was $2,346 and $1,613 for the six months ended March 31, 2011 and 2010, respectively.

NOTE 6 — GOODWILL AND INTANGIBLES

The changes in the carrying value of goodwill are as follows:

Goodwill as of September 30, 2010	$47,330
Acquisition activity	1,780
Foreign currency adjustments	135
Goodwill as of March 31, 2011	$49,245

Balances of intangibles are as follows:

		March 31,	September 30,
	Useful Lives	2011	2010
Amortizing:
Customer relationships	9-20 years	$25,392	$25,027
Covenants not to compete	1-5 years	815	811
Other	3-7 years	461	458
		26,668	26,296
Accumulated amortization		(4,187)	(3,361)
		22,481	22,935
Non-Amortizing:
Trade names and patents		3,795	3,775
		$26,276	$26,710

Amortization expense was $410 and $307 for the three months ended March 31, 2011 and 2010, respectively.  Amortization expense was $817 and $514 for the six months ended March 31, 2011 and 2010, respectively.  Estimated future annual amortization expense related to intangible assets as of March 31, 2011 follows:

Amount
Remainder of 2011	$828
2012	1,623
2013	1,538
2014	1,533
2015	1,380
Thereafter	15,579
$22,481

NOTE 7 — DEBT

The following table presents the outstanding debt and capital lease obligations as of March 31, 2011 and September 30, 2010:

	March 31,	September 30,
	2011	2010
Revolving credit facility, 1.68% as of March 31, 2011	$25,400	$9,600
Sterling revolving credit facility, 1.72% as of March 31, 2011	2,926	540
Note payable (1)	-	2,000
Capital lease obligations (2)	1,711	1,811
Term note	-	773
Total debt and capital lease obligations	30,037	14,724
Less: Long-term debt and capital lease obligations	(782)	(953)
Total debt included in current liabilities	$29,255	$13,771

(1) Note payable was related to the acquisition of Centaur and was paid in full on February 8, 2011.
(2) The capital lease obligations have varying maturity dates.

Revolving Credit Facility — On August 10, 2010, MWI Co., our wholly-owned subsidiary as borrower, entered into a Second Amendment to its Credit Agreement (“the facility”) with us and Memorial Pet Care, Inc., as guarantors, and Bank of America, N.A. and Wells Fargo Bank, N.A. (the “lenders”).  Under the facility, the aggregate revolving commitment of the lenders is $100,000.  The maturity date of the loans under the facility is March 1, 2013.  The variable interest rate is equal to the Daily LIBOR Floating Rate or the LIBOR 1-month fixed rate (at MWI Co.’s option) plus a margin ranging from 1.50% to 2.25%.  The lenders also receive an unused line fee and letter of credit fee which is equal to 0.2% of the unused amount of the facility.  The facility contains financial covenants, including a fixed charge ratio and a funded debt to EBITDA calculation.  We were in compliance with all of the covenants as of March 31, 2011 and September 30, 2010.

Sterling revolving credit facility— As of September 30, 2010, Centaur operated with a credit facility with Fortis Bank as the lender, which allowed for borrowings in the aggregate of £12,000.  This facility had a variable interest rate equal to a base rate of 0.50% plus GBP one-month LIBOR plus a margin of 0.85%.

On November 5, 2010, Centaur terminated the Fortis facility and entered into a £12,500 unsecured revolving line of credit facility (the “sterling revolving credit facility”) with Wells Fargo Bank, N.A. London Branch (“Wells Fargo”).  The sterling revolving credit facility is for a three year term with interest paid at the end of the applicable one month, three month or six month interest period.  Interest is based on LIBOR for the applicable interest period plus an applicable margin of 1.05% to 1.90%.  The facility contains financial covenants requiring Centaur to maintain a minimum tangible net worth of £3,000 which is to be calculated at the end of each fiscal year.

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

Financial instruments include cash and cash equivalents, receivables and accounts payable, and the fair values approximate book values due to their short maturities.  The majority of our capital leases have lease terms of three years and their fair values approximate book values due to their short maturities.

In August 2010, we amended our revolving credit facility.  Because this amendment was done recently and includes interest rates based on current market conditions, we believe that the estimated fair value of our long-term debt (including current maturities) was materially the same as our carrying value.

In November 2010, we refinanced our sterling revolving credit facility.  Because this amendment was done recently and includes interest rates based on current market conditions, we believe that the estimated fair value of our long-term debt (including current maturities) was materially the same as our carrying value.

NOTE 9 — COMMON STOCK AND STOCK-BASED AWARDS

2002 Stock Plan

We have a 2002 Stock Plan (the “2002 Plan”) to provide our directors, executives and other key employees with additional incentives by allowing them to acquire an ownership interest in us and, as a result, encouraging them to contribute to our success. As of March 31, 2011 and September 30, 2010, we had 86,910 and 164,788 shares, respectively, of our common stock available for issuance under the 2002 Plan. The options granted under the 2002 Plan are nonqualified stock options that have an exercise price per share equal to fair market value of the common stock at the time of grant. The term of each option is determined by our board of directors or by a designated committee of the board.  The term of any option may not exceed ten years from the date of grant.  As of March 31, 2011, 26,470 options to purchase common stock were outstanding with a weighted average exercise price of $0.18 per share and expiring through June 2012.

2005 Stock Plan

We have a 2005 Stock-Based Award and Incentive Compensation Plan (the “2005 Plan”), under which we may offer restricted and unrestricted shares of our common stock and grant options to purchase shares of our common stock to selected employees and non-employee directors. The purpose of the 2005 Plan is to promote our long-term financial success by attracting, retaining and rewarding eligible participants. As of March 31, 2011 and September 30, 2010, we had 980,957 and 991,970 shares, respectively, of our common stock available for issuance under the 2005 Plan. As of March 31, 2011, 32,237 options to purchase common stock were outstanding with a weighted average exercise price of $17.82 per share and expiring through September 2015.

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

We did not grant common stock options during each of the six months ended March 31, 2011 and 2010.  During the six months ended March 31, 2011 and 2010, we issued 3,000 and 2,000 shares of restricted stock under the 2005 Plan.  We also granted 6,000 shares of unrestricted stock to non-employee directors during each of the six months ended March 31, 2011 and 2010.  During the three months ended March 31, 2011 and 2010, we recognized $657 and $335 of compensation expense related to stock grants, respectively.  During the six months ended March 31, 2011 and 2010, we recognized $904 and $430 of compensation expense related to stock grants, respectively.

We also have an employee stock purchase plan (“ESPP”) that allows substantially all employees to purchase shares of our common stock at 95% of the fair market value on the date of purchase.  The purchase date is the last trading date of the purchase periods, which begin in March, June, September and December.  Employees accumulate amounts through payroll deductions during the purchase period of between 1% and 10% but no more than $20 annually.  An employee is allowed to purchase a maximum of 200 shares per purchase period.  During the six months ended March 31, 2011 and 2010, we issued 3,070 and 3,045 shares, respectively, of our common stock under the ESPP.

NOTE 10 — INCOME TAXES

Our effective tax rate for the three months ended March 31, 2011 and 2010 was 38.6% and 39.5%, respectively.  Our effective tax rate for the six months ended March 31, 2011 and 2010 was 38.5% and 39.3%, respectively.  The decrease in the effective tax rate is primarily due to the impact of the Centaur acquisition, which includes direct acquisition-related expenses in the prior year that were non-deductible for tax purposes as well as Centaur’s contribution to earnings at a lower effective tax rate.

As of March 31, 2011, we had $23 of unrecognized tax benefits, of which $15 would impact our effective rate if recognized. Our policy for classifying interest and penalties associated with unrecognized tax benefits is to include such items in income tax expense.  The amount of interest and penalties recognized during the three months ended March 31, 2011 and 2010 was not material.

We filed Form 3115 Application of Change in Accounting Method with the Internal Revenue Service during the fiscal year ended September 30, 2008.  We filed an advance consent request for a non-automatic account method change for tax purposes for which we received approval during the three months ended March 31, 2011.  The method change will make revenue recognition for tax purposes the same as revenue recognized for book purposes.  The approval of the method change decreased the liability for unrecognized tax benefits by $175.

With few exceptions, we are no longer subject to income tax examination for years before 2005 in the U.S. and significant state and local jurisdictions.  We are no longer subject to income tax examination for years before 2009 in significant foreign jurisdictions.

NOTE 11 — COMPUTATION OF EARNINGS PER SHARE (In thousands, except per share data)

	Three months ended March 31,
	2011		2010
	Basic	Diluted	Basic	Diluted
Net income	$10,332	$10,332	$7,671	$7,671

Weighted average common shares outstanding	12,462	12,462	12,207	12,207
Effect of diluted securities
Stock options and restricted stock		49		169

Weighted average diluted shares outstanding		12,511		12,376
Earnings per share	$0.83	$0.83	$0.63	$0.62

Anti-dilutive shares excluded from calculation		-		-

	Six months ended March 31,
	2011		2010
	Basic	Diluted	Basic	Diluted
Net income	$21,160	$21,160	$15,505	$15,505

Weighted average common shares outstanding	12,438	12,438	12,190	12,190
Effect of diluted securities
Stock options and restricted stock		58		176

Weighted average diluted shares outstanding		12,496		12,366
Earnings per share	$1.70	$1.69	$1.27	$1.25

Anti-dilutive shares excluded from calculation		-		-

NOTE 12 — RELATED PARTIES

MWI Co. holds a 50.0% membership interest in Feeders’ Advantage LLC (“Feeders’ Advantage”).  MWI Co. charged Feeders’ Advantage for certain operating and administrative services in the amounts of $211 and $184 for the three months ended March 31, 2011 and 2010, respectively.  MWI Co. charged Feeders’ Advantage for certain operating and administrative services in the amounts of $452 and $392 for the six months ended March 31, 2011 and 2010, respectively.  Sales of products to Feeders’ Advantage were $13,118 and $10,516, which represented 4% of total product sales for each of the three months ended March 31, 2011 and 2010.  Sales of products to Feeders’ Advantage were $27,841 and $21,574, which represented 4% of total product sales for each of the six months ended March 31, 2011 and 2010.

MWI Co. provides Feeders’ Advantage with a line-of-credit to finance its day-to-day operations. This line-of-credit bears interest at the prime rate. The interest due on the line-of-credit is calculated and charged to Feeders’ Advantage on the last day of each month. Conversely, to the extent MWI Co. has a payable balance due to Feeders’ Advantage, the payable balance accrues interest in favor of Feeders’ Advantage at the average federal funds rates in effect for that month. MWI Co. had a payable balance to Feeders’ Advantage of $1,299 and $281 as of March 31, 2011 and September 30, 2010, respectively.

NOTE 13 —  STATEMENTS OF CASH FLOWS – SUPPLEMENTAL AND NON-CASH DISCLOSURES

	Six months ended March 31,
	2011	2010
Supplemental Disclosures
Cash paid for interest	$283	$143
Cash paid for income taxes	7,644	9,563
Non-cash Activities
Note payable issued related to Centaur acquisition	-	2,000
Equipment acquisitions financed with accounts payable	122	77

NOTE 14 — COMMITMENTS AND CONTINGENCIES

From time to time, in the normal course of business, we may become a party to legal proceedings that may have an adverse effect on our financial position, results of operations and cash flows. At March 31, 2011, we were not a party to any material pending legal proceedings and were not aware of any claims that could have a material adverse effect on our financial position, results of operations or cash flows.

NOTE 15 — OTHER COMPREHENSIVE INCOME

The components of comprehensive income were as follows:

	Three months ended March 31,		Six months ended March 31,
	2011	2010	2011	2010
Net income	$10,332	$7,671	$21,160	$15,505
Other comprehensive loss:
Foreign currency translation	1,868	(1,742)	820	(1,742)
Total comprehensive income	$12,200	$5,929	$21,980	$13,763

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MWI Veterinary Supply, Inc.
Boise, Idaho

We have reviewed the accompanying condensed consolidated balance sheet of MWI Veterinary Supply, Inc. and subsidiaries (the "Corporation") as of March 31, 2011, and the related condensed consolidated statements of income for the three-month and six-month periods ended March 31, 2011 and 2010, and of cash flows for the six-month periods ended March 31, 2011 and 2010. These interim financial statements are the responsibility of the Corporation’s management.

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
May 5, 2011

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

All dollar amounts are presented in thousands, except for per share amounts.

Overview

We are a leading distributor of animal health products to veterinarians in the United States and the United Kingdom. We sell our products to veterinarians in both the companion and production animal markets. Our growth has primarily been from internal growth initiatives and, to a lesser extent, selective acquisitions.  On March 21, 2011, we acquired substantially all of the assets of Nelson Laboratories Limited Partnership (“Nelson”), which is a distributor of animal health products to veterinarians in the midwestern United States.  On February 8, 2010, we acquired the outstanding share capital of Centaur Services Limited (“Centaur”), which is a supplier of animal health products in the United Kingdom.  We operate under a single reporting segment.

Historically, we estimate that approximately two-thirds of our total revenues have been generated from sales to the companion animal market and one-third from sales to the production animal market. The state of the overall economy in both the United States and the United Kingdom and consumer spending have impacted both the companion animal and production animal markets, with tightening credit markets, volatile commodity prices in milk, grain, corn and feeder cattle, and changes in weather patterns also affecting demand in the production animal market.  Both the companion animal and production animal markets have been integral to our financial results and we intend to continue supporting both markets.

Industry

We believe that the companion animal market in both the United States and the United Kingdom has slowed as a result of a decrease in consumer spending.  Historically, growth in the companion animal market has been due to the increasing number of households with companion animals, increased expenditures on animal health and preventative care, an aging pet population, advancements in pharmaceuticals and diagnostic testing and extensive marketing programs sponsored by companion animal nutrition and pharmaceutical companies. While the average order size for companion animal health products is often smaller than production animal health products, companion animal health products typically have higher margins. We intend to continue to penetrate this market through internal growth initiatives and selective acquisitions.  We believe that some of our customers in this market have experienced liquidity issues as a result of the tightening credit markets.

Product sales in the production animal market in both the United States and the United Kingdom are impacted by volatility in commodity prices such as milk, corn, grain and feeder cattle, changes in weather patterns that allow cattle to graze for longer periods and changes in the general economy.  Milk price declines in the dairy market have a significant impact on dairy farmers.  This creates cash-flow challenges for these farmers and in turn, could impact the time it takes for us to collect our outstanding accounts receivable from these customers as well as affect the overall collectability of these accounts.  However, we still believe that it is important to our business to service this market and we intend to continue to support production animal veterinarians with a broad range of products and value-added services. Historically, sales in this market have been largely driven by spending on animal health products to improve productivity, weight gain and disease prevention, as well as a growing focus on food safety.

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

Historically, our contract with Merial to sell their flea, tick and heartworm products included an exclusivity requirement.  This requirement did not permit us to sell or distribute other competing flea, tick and heartworm products.  Beginning calendar year 2010, we agreed with Merial to begin a non-exclusive arrangement where we are permitted to sell and distribute other competing products.  Some of these competing products were sold under buy-sell arrangements, while others were sold under agency arrangements.  Merial’s flea, tick and heartworm products are primarily sold under an agency arrangement.  This addition of buy-sell arrangements for certain flea, tick and heartworm products has had an impact on how our revenues are reported, since under agency sales, only commissions are reported as revenues, while for buy-sell products the total sale price of the product is reported as revenue.  Effective February 20, 2011, we entered into a Second Amendment to the 2010-2011 Merial Independent Sales Agent Agreement (“Second Amendment”).  Under the Second Amendment, we are prohibited from distributing non-Merial fipronil-containing products, although we are not restricted from distributing other competing flea, tick and heartworm products.  The Second Amendment also extends the term of the Agreement to December 31, 2012, and commission and rebate rates are amended.

Vendor Consolidation

In the United States, our top ten vendors supplied products that accounted for approximately 72% and 70% of our revenues for the six months ended March 31, 2011 and 2010, respectively, and 71% of our revenues for the fiscal year ended September 30, 2010.  Pfizer supplied products that accounted for approximately 24% and 26% of our revenues during the six months ended March 31, 2011 and 2010, respectively, and 25% of our revenues for our fiscal year ended September 30, 2010.  Of the Pfizer supplied products, production animal products under a livestock agreement accounted for approximately 12% of our revenues during each of the six months ended March 31, 2011 and 2010, and approximately 12% of our revenues for our fiscal year ended September 30, 2010.  Intervet-Schering, a subsidiary of Schering Plough, supplied products that accounted for approximately 12% and 11% of our revenues during the six months ended March 31, 2011 and 2010, respectively, and 10% of our revenues for our fiscal year ended September 30, 2010.  Boehringer Ingelheim supplied products that accounted for approximately 9% of our revenues during the each of the six months ended March 31, 2011 and 2010, and 10% of our revenues for our fiscal year ended September 30, 2010.  Merial, a subsidiary of Sanofi-Aventis, supplies the majority of their products to us under an agency relationship.  Commission revenue generated from Merial products accounted for approximately 42% and 52% of total commission revenues during the six months ended March 31, 2011 and 2010, respectively, and 49% of total commission revenues for our fiscal year ended September 30, 2010.

For more information on our business, see our Annual Report on Form 10-K filed with the SEC on November 23, 2010.

Results of Operations

The following table summarizes our results of operations for the three and six months ended March 31, 2011 and 2010, in dollars and as a percentage of total revenues.

	Three months ended March 31,				Six months ended March 31,
	2011	%	2010	%	2011	%	2010	%
Revenues:
Product sales	$348,387	94.9%	$271,893	94.9%	$696,124	94.9%	$493,372	94.4%
Product sales to related party	13,118	3.6%	10,516	3.7%	27,841	3.8%	21,574	4.1%
Commissions	5,607	1.5%	4,188	1.4%	9,321	1.3%	7,762	1.5%
Total revenues	367,112	100.0%	286,597	100.0%	733,286	100.0%	522,708	100.0%

Cost of product sales	316,126	86.1%	247,075	86.2%	632,228	86.2%	447,177	85.6%
Gross profit	50,986	13.9%	39,522	13.8%	101,058	13.8%	75,531	14.4%

SG&A expenses	32,450	8.8%	25,592	8.9%	63,497	8.7%	48,013	9.2%
Depreciation and amortization	1,667	0.5%	1,266	0.5%	3,156	0.4%	2,121	0.4%
Operating income	16,869	4.6%	12,664	4.4%	34,405	4.7%	25,397	4.8%

Other income (expense):
Interest expense	(252)	-%	(178)	-%	(434)	-%	(218)	-%
Earnings of equity method
investees	63	-%	53	-%	136	-%	110	-%
Other	143	-%	135	-%	278	-%	242	0.1%
Total other income (expense)	(46)	-%	10	-%	(20)	-%	134	0.1%

Income before taxes	16,823	4.6%	12,674	4.4%	34,385	4.7%	25,531	4.9%
Income tax expense	(6,491)	(1.8)%	(5,003)	(1.7)%	(13,225)	(1.8)%	(10,026)	(1.9)%
Net income	$10,332	2.8%	$7,671	2.7%	$21,160	2.9%	$15,505	3.0%

Earnings per common share:
Basic	$0.83		$0.63		$1.70		$1.27
Diluted	$0.83		$0.62		$1.69		$1.25

Weighted average common shares outstanding (in thousands):
Basic	12,462		12,207		12,438		12,190
Diluted	12,511		12,376		12,496		12,366

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Total Revenues.  Total revenues increased 28.1% to $367,112 for the three months ended March 31, 2011, from $286,597 for the three months ended March 31, 2010.  Revenue growth in the United States was 20.7% for the quarter ended March 31, 2011, compared to the same period in the prior fiscal year.  Revenue growth in the United Kingdom was 83.6% for the quarter ended March 31, 2011 as compared to the same period in the prior year as we owned Centaur for the full quarter this fiscal year compared to approximately eight weeks in the same period in the prior fiscal year. The growth in organic revenues in the United States came from increased business as a result of the bankruptcy and liquidation of a competitor that is no longer in business, growth from our e-commerce platform and the addition of sales representatives over the past twelve months. Organic revenues attributable to existing customers represented approximately 38% of the growth in revenues during the three months ended March 31, 2011.  Organic revenues attributable to new customers represented approximately 62% of the growth in revenues during the three months ended March 31, 2011. For the purpose of calculating growth rates of new and existing customer revenue, we have defined a new customer as a customer that did not purchase product from us in the corresponding fiscal quarter of the prior year, with the remaining customer base being considered existing customers.  Revenues from new customers for each fiscal quarter are summed to arrive at the estimated year-to-date revenue for new customers.

Product sales to related party increased by 24.7% to $13,118 for the three months ended March 31, 2011, from $10,516 for the three months ended March 31, 2010.  Commissions increased 33.9% to $5,607 for the three months ended March 31, 2011, from $4,188 for the three months ended March 31, 2010. The increase in commissions was due to an increase in gross billings from agency contracts as well as a higher commission rate from one of our vendors for the quarter ended March 31, 2011, compared to the same period in the prior fiscal year.

Gross Profit.  Gross profit increased by 29.0% to $50,986 for the three months ended March 31, 2011, from $39,522 for the three months ended March 31, 2010.  The change in gross profit is primarily a result of increased total revenues as discussed above including the additional gross profit from Centaur.  Gross profit as a percentage of total revenues was 13.9% and 13.8% for the three months ended March 31, 2011 and 2010, respectively.  Gross profit as a percentage of total revenues improved partially due to price increases from our vendors but was partially offset by the additional gross profit from Centaur as Centaur's gross profit as a percentage of total revenues is generally lower than MWI's, which serves to reduce the overall gross margin of the consolidated Company when compared to our results for the same period in the prior year.  Vendor rebates for the three months ended March 31, 2011 increased by approximately $665 compared to the three months ended March 31, 2010 due to the organic revenue growth.

Selling, General and Administrative (“SG&A”).  SG&A expenses increased 26.8% to $32,450 for the three months ended March 31, 2011, from $25,592 for the three months ended March 31, 2010.  This increase was primarily due to increased operating expenses as a result of the organic revenue growth as well as the addition of Centaur’s operating expenses. SG&A expenses as a percentage of total revenues decreased to 8.8% for the three months ended March 31, 2011, from 8.9% for the three months ended March 31, 2010.

Income Tax Expense. Our effective tax rate for the three months ended March 31, 2011 and 2010 was 38.6% and 39.5%, respectively.  The decrease in the effective tax rate is primarily due to the impact of the Centaur acquisition, which includes direct acquisition-related expenses in the prior year that were non-deductible for tax purposes as well as Centaur’s contribution to earnings at a lower effective tax rate.

Six Months Ended March 31, 2011 Compared to Six Months Ended March 31, 2010

Total Revenues.  Total revenues increased 40.3% to $733,286 for the six months ended March 31, 2011, from $522,708 for the six months ended March 31, 2010.  Revenue growth in the United States was 24.5% for the six months ended March 31, 2011, compared to the same period in the prior fiscal year.  Revenue growth in the United Kingdom was 269.6% for the six months ended March 31, 2011 as compared to the same period in the prior year as we owned Centaur for the full six months this fiscal year compared to approximately eight weeks in the same period in the prior fiscal year.  The growth in organic revenues came from increased business as a result of the bankruptcy and liquidation of a competitor that is no longer in business, a broader product line with new flea, tick and heartworm products, growth from our e-commerce platform and the addition of sales representatives over the past twelve months. Organic revenues attributable to existing customers represented approximately 46% of the growth in revenues during the six months ended March 31, 2011.  Organic revenues attributable to new customers represented approximately 54% of the growth in revenues during the six months ended March 31, 2011. For the purpose of calculating growth rates of new and existing customer revenue, we have defined a new customer as a customer that did not purchase product from us in the corresponding fiscal quarter of the prior year, with the remaining customer base being considered an existing customer.  Revenues from new customers for each fiscal quarter are summed to arrive at the estimated year-to-date revenue for new customers.  Additionally, the organic growth was partially due to the increase in revenues from the sale of flea, tick and heartworm products that we did not sell in the three months ended December 31, 2010 due to our previously exclusive arrangement with Merial.  Certain new flea, tick and heartworm products that we now distribute are sold under “buy/sell” arrangements while most flea, tick and heartworm products in the past were sold under an agency agreement.  The product sales under a “buy-sell” arrangement results in greater revenue than product sales under an agency arrangement because we recognize product sales under a “buy-sell” arrangement as total sales net of estimated product returns and sales tax, whereas we only recognize commission revenue in product sales under an agency relationship.

Product sales to related party increased by 29.0% to $27,841 for the six months ended March 31, 2011, from $21,574 for the six months ended March 31, 2010.  Commissions increased 20.1% to $9,321 for the six months ended March 31, 2011, from $7,762 for the six months ended March 31, 2010.

Gross Profit.  Gross profit increased by 33.8% to $101,058 for the six months ended March 31, 2011, from $75,531 for the six months ended March 31, 2010.  The change in gross profit is primarily a result of increased total revenues as discussed above including the additional gross profit from Centaur.  Gross profit as a percentage of total revenues was 13.8% and 14.4% for the six months ended March 31, 2011 and 2010, respectively.  Gross profit as a percentage of total revenues decreased due to the addition of Centaur because Centaur's gross profit as a percentage of total revenues is generally lower than MWI's, which serves to reduce the overall gross margin of the consolidated Company when compared to our results for the same period in the prior year.  Vendor rebates for the six months ended March 31, 2011 increased by approximately $2,965 compared to the six months ended March 31, 2010 due to the organic revenue growth.

Selling, General and Administrative (“SG&A”).  SG&A expenses increased 32.2% to $63,497 for the six months ended March 31, 2011, from $48,013 for the six months ended March 31, 2010.  This increase was primarily due to the organic revenue growth as well as the addition of Centaur’s operating expenses. SG&A expenses as a percentage of total revenues decreased to 8.7% for the six months ended March 31, 2011 from 9.2% for the six months ended March 31, 2010.  SG&A expenses as a percentage of total revenues decreased due, in part, to the addition of Centaur because Centaur’s SG&A expenses as a percentage of total revenues are generally lower than MWI’s, which serves to reduce the overall SG&A expenses as a percentage of total revenues when compared to our results for the same period in the prior year.

Income Tax Expense. Our effective tax rate for the six months ended March 31, 2011 and 2010 was 38.5% and 39.3%, respectively.  The decrease in the effective tax rate is primarily due to the impact of the Centaur acquisition, which includes direct acquisition-related expenses in the prior year that were non-deductible for tax purposes as well as Centaur’s contribution to earnings at a lower effective tax rate.

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

On August 10, 2010, MWI Co., our wholly-owned subsidiary as borrower, entered into a Second Amendment, to its Credit Agreement (“the facility”) with us and Memorial Pet Care, Inc., as guarantors, and Bank of America, N.A. and Wells Fargo Bank, N.A. (the “lenders”).  Under the facility, the aggregate revolving commitment of the lenders is $100,000.  The maturity date of the loans under the facility is March 1, 2013.  The variable interest rate is equal to the Daily LIBOR Floating Rate or the LIBOR 1-month fixed rate (at MWI Co.’s option) plus a margin ranging from 1.50% to 2.25%.  The lenders also receive an unused line fee and letter of credit fee which is equal to 0.2% of the unused amount of the facility.  The facility contains financial covenants, including a fixed charge ratio and a funded debt to EBITDA calculation.  We were in compliance with both of these covenants as of March 31, 2011.  Our outstanding balance on the revolving credit facility at March 31, 2011 and September 30, 2010 was $25,400 and $9,600, respectively, and the interest rate was 1.68% as of March 31, 2011.

On November 5, 2010, Centaur entered into a £12,500 unsecured revolving line of credit facility (the “sterling revolving credit facility”) with Wells Fargo Bank, N.A. London Branch (“Wells Fargo”).  The sterling revolving credit facility is for a three year term with interest paid at the end of the applicable one month, three month or six month interest period.  Interest is based on LIBOR for the applicable interest period plus an applicable margin of 1.05% to 1.90%.  The facility contains financial covenants requiring Centaur to maintain a minimum tangible net worth of £3,000 which is to be calculated at end of each fiscal year.  Our outstanding balance on the revolving credit facility at March 31, 2011 was £1,825, or $2,926 using the current exchange rate as of March 31, 2011, and the interest rate was 1.72% as of March 31, 2011.

Operating Activities.  For the six months ended March 31, 2011, cash used in operations was $1,389 and was primarily attributable to net income of $21,160 offset by changes in working capital.  Accounts payable decreased $12,332 as strategic inventory purchases were made during the quarter ended September 30, 2010 to support our organic growth of that quarter, and payments for those purchases were made during the six months ended March 31, 2011 but we have kept inventory levels higher to support our growth.  Receivables increased $13,663 due to revenue growth.  Inventories increased $4,591 to support the continued organic revenue growth.

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

Investing Activities.  For the six months ended March 31, 2011, net cash used in investing activities was $16,051.  We paid $7,000 in cash for the acquisition of Nelson. Additionally, we paid for capital expenditures of $9,130 which primarily related to an office building purchased in Boise, Idaho for our headquarters, equipment for our new distribution center in Visalia, California to accommodate the growth needs in that region and other distribution center technology.

For the six months ended March 31, 2010, net cash used in investing activities was $42,434 and was primarily due to acquisition of Centaur of $41,379, net of cash acquired of $674, and capital expenditures of $845 related to distribution center infrastructure, including the relocation of the Holland, Michigan distribution center in September 2009 and technology investments.

Financing Activities.  For the six months ended March 31, 2011, net cash provided by financing activities was $17,388, which was primarily due to net borrowings of $18,132 on our credit facilities.  Our revolving credit facilities are used to fund strategic acquisitions, make capital purchases and meet our working capital requirements.

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

We are now exposed to foreign currency risk due to the acquisition of Centaur.  Prior to this acquisition, we had very limited foreign currency risk exposure.  A hypothetical 10% change in the value of the U.S. dollar in relation to the British Pound, which is the Company’s most significant foreign currency exposure, would have changed net sales for the three months ended March 31, 2011 by approximately $6,000. This amount is not indicative of the hypothetical net earnings impact due to the partially offsetting impact of the currency exchange movements on cost of sales and operating expenses.

The interest payable on the facility is based on variable interest rates and is affected by changes in market interest rates. The outstanding balance on the revolving credit facility as of March 31, 2011 was $25,400.  Therefore, there was limited exposure to market risks as of this date.  If there had been a balance on the facility of $100,000, which is the maximum available amount on the facility, a change of 10% from the interest rate as of March 31, 2011, which was approximately 1.68% (Daily LIBOR Floating Rate plus a margin of 1.5%), would have changed interest by $42 for the three months ended March 31, 2011.

Item 4.  Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of March 31, 2011.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

We rely, and will continue to rely, on animal owners who purchase their animal health products directly from veterinarians, which we refer to as the ethical channel. We are expecting the launch of generic fipronil-containing products in the second half of our fiscal year 2011, which will be available in retail outlets, and MWI will not distribute those products.  There can be no assurance that animal owners will continue to use the ethical channel with the same frequency as they have in the past, and will not increasingly purchase animal health products from sources other than veterinarians, such as the Internet, pharmacies, retail outlets and other over-the-counter channels. A decline in purchases through the veterinarians or increased competition from any animal health products making use of other channels could significantly reduce our market share and adversely impact our financial results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information concerning our repurchase of shares of our common stock during the three months ended March 31, 2011.

Issuer Purchases of Equity Securities

				Total Number of	Maximum Number (or
	Total			Shares Purchased	Approximate Dollar
	Number		Average	as Part of Publicly	Value) of Shares that May
	of Shares		Price Paid	Announced Plans	Yet Be Purchased Under
Period	Purchased		per Share	or Programs	the Plans or Programs
January 1 to January 31, 2011	—		$—	—	—
February 1 to February 28, 2011	147	(1)	68.27	—	—
March 1 to March 31, 2011	225	(1)	73.06	—	—
Total	372		$71.16	—	—

(1) These shares were withheld upon the vesting of employee stock grants in connection with payment of required withholding taxes.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Removed and Reserved

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

10.1	2011 Livestock Products Distribution Agreement between MWI Veterinary Supply, Inc. and Pfizer, Inc. effective as of January 1, 2011 †

10.2	2011 Strategic Brands Distribution Agreement between MWI Veterinary Supply, Inc. and Pfizer, Inc. effective as of January 1, 2011 †

15	Letter re: Unaudited Interim Financial Information

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
† Certain portions of the exhibit have been omitted pursuant to a confidential treatment request submitted to and approved by the SEC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MWI Veterinary Supply, Inc.
(Registrant)

Date: May 5, 2011	/s/ Mary Patricia B. Thompson
Mary Patricia B. Thompson
Senior Vice President of Finance and Administration, Chief Financial Officer