Form 10-Q/A
period 2011-07-20
MWI Veterinary Supply, Inc.
filed 2011-07-20
CIK 1323974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number:  000-51468

MWI VETERINARY SUPPLY, INC.
(Exact name of registrant as specified in its Charter)

Delaware	02-0620757
(State of Incorporation)	(I.R.S. Employer Identification Number)

3041 W. Pasadena Dr.
Boise, ID	83705
(Address of principal executive offices)	(Zip Code)

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

EXPLANATORY NOTE

MWI Veterinary Supply, Inc. (the “Company”) filed its Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 with the Securities and Exchange Commission on May 5, 2011 (the “Form 10-Q”). The Company is filing this Amendment No. 1 to the Form 10-Q (the “Amendment”) solely for the purpose of re-filing Exhibit 10.1 in response to comments from the Securities and Exchange Commission provided in connection with a request for confidential treatment.  This Amendment amends and restates the exhibit index included in Part II, Item 6 of the Form 10-Q.

The Form 10-Q has not been updated other than for the change to Part II, Item 6 indicated above. No other items included in the Form 10-Q have been amended, and such items remain in effect as of the filing date of the Form 10-Q. This Amendment does not purport to provide an update or a discussion of any developments at the Company subsequent to the original filing date of the Form 10-Q.

In addition, this Amendment includes, as Exhibits 31.1, 31.2 and 32, new certifications by our principal executive officer and principal financial officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

PART II.  OTHER INFORMATION

ITEM 6.	EXHIBITS
10.1	2011 Livestock Products Distribution Agreement between MWI Veterinary Supply, Inc. and Pfizer, Inc. effective as of January 1, 2011 †

10.2	2011 Strategic Brands Distribution Agreement between MWI Veterinary Supply, Inc. and Pfizer, Inc. effective as of January 1, 2011 *†

15	Letter re: Unaudited Interim Financial Information *

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* Previously filed.
† Certain portions of the exhibit have been omitted pursuant to a confidential treatment request submitted to and approved by the SEC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 20, 2011	MWI VETERINARY SUPPLY, INC.

	By:	/s/ Mary Patricia B. Thompson
Mary Patricia B. Thompson
Senior Vice President of Finance and Administration, Chief Financial Officer