Form 10-Q
period 2011-07-29
MWI Veterinary Supply, Inc.
filed 2011-07-29
CIK 1323974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of July 22, 2011 was 12,562,563.

MWI VETERINARY SUPPLY, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	MWI VETERINARY SUPPLY, INC.
	CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	Dollars and shares in thousands, except per share data
	(unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2011	2010	2011	2010
Revenues:
Product sales	$393,706	$334,242	$1,089,830	$827,614
Product sales to related party	10,560	9,113	38,401	30,687
Commissions	6,470	4,332	15,791	12,094
Total revenues	410,736	347,687	1,144,022	870,395
Cost of product sales	356,649	303,750	988,877	750,927
Gross profit	54,087	43,937	155,145	119,468

Selling, general and administrative expenses	33,663	27,435	97,160	75,448
Depreciation and amortization	1,723	1,438	4,879	3,559
Operating income	18,701	15,064	53,106	40,461

Other income (expense):
Interest expense	(166)	(171)	(600)	(389)
Earnings of equity method investees	51	45	187	155
Other	116	57	394	299
Total other income (expense), net	1	(69)	(19)	65

Income before taxes	18,702	14,995	53,087	40,526
Income tax expense	(7,312)	(5,858)	(20,537)	(15,884)
Net income	$11,390	$9,137	$32,550	$24,642

Earnings per common share:
Basic	$0.91	$0.74	$2.61	$2.02
Diluted	$0.91	$0.74	$2.60	$1.99

Weighted average common shares outstanding:
Basic	12,484	12,265	12,453	12,215
Diluted	12,526	12,408	12,507	12,380

See Notes to Condensed Consolidated Financial Statements.

MWI VETERINARY SUPPLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars and shares in thousands, except per share data
(unaudited)

	June 30,	September 30,
	2011	2010
Assets

Current Assets:
Cash and cash equivalents	$989	$911
Receivables, net	210,516	189,428
Inventories	174,915	175,292
Prepaid expenses and other current assets	5,175	8,729
Deferred income taxes	2,165	1,556
Total current assets	393,760	375,916

Property and equipment, net	23,968	15,238
Goodwill	49,279	47,330
Intangibles, net	25,807	26,710
Other assets, net	6,756	2,738
Total assets	$499,570	$467,932

Liabilities And Stockholders’ Equity

Current Liabilities:
Credit facilities	$13,943	$10,140
Accounts payable	175,029	183,604
Accrued expenses	17,243	15,118
Note payable	-	2,000
Current portion of long-term debt and capital lease obligations	928	1,631
Total current liabilities	207,143	212,493

Deferred income taxes	5,997	5,310

Long-term debt and capital lease obligations	570	953

Other long-term liabilities	2,381	2,389

Commitments and contingencies (see Note 14)

Stockholders’ Equity
Common stock $0.01 par value, 40,000 authorized; 12,559 and
12,457 shares issued and outstanding, respectively	126	125
Additional paid in capital	133,241	129,675
Retained earnings	149,458	116,908
Accumulated other comprehensive income	654	79
Total stockholders’ equity	283,479	246,787
Total liabilities and stockholders’ equity	$499,570	$467,932

See Notes to Condensed Consolidated Financial Statements.

MWI VETERINARY SUPPLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands (unaudited)

	Nine months ended June 30,
	2011	2010
Cash Flows From Operating Activities:
Net income	$32,550	$24,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,888	3,568
Amortization of debt issuance costs	50	41
Stock-based compensation	887	490
Deferred income taxes	32	(108)
Earnings of equity method investees	(187)	(155)
Gain on disposal of property and equipment	-	(9)
Excess tax benefit of exercise of common stock options	(2,271)	(1,829)
Pension payment	-	(2,047)
Other	(83)	-
Changes in operating assets and liabilities (net of effects of business acquisitions):
Receivables	(16,269)	(12,072)
Inventories	4,273	(8,282)
Prepaid expenses and other current assets	5,530	155
Accounts payable	(13,505)	6,365
Accrued expenses	2,386	(159)
Net cash provided by operating activities	18,281	10,600

Cash Flows From Investing Activities:
Business acquisitions, net of cash acquired	(7,000)	(39,511)
Purchases of property and equipment	(10,280)	(1,862)
Other investments	(4,283)	(97)
Net cash used in investing activities	(21,563)	(41,470)

Cash Flows From Financing Activities:
Borrowings on credit facilities	232,630	124,776
Payments on credit facilities	(228,895)	(108,900)
Proceeds from issuance of common stock	297	178
Proceeds from exercise of stock options	89	368
Excess tax benefit of exercise of common stock options	2,271	1,829
Debt issuance costs	-	(116)
Payment on long-term debt and capital lease obligations	(3,117)	(616)
Net cash provided by financing activities	3,275	17,519

Effect of Exchange Rate on Cash and Cash Equivalents	85	(43)

Increase/(Decrease) in Cash and Cash Equivalents	78	(13,394)

Cash and Cash Equivalents at Beginning of Period	911	14,302

Cash and Cash Equivalents at End of Period	$989	$908

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

In the opinion of our management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly, in all material respects, our results for the periods presented. These condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our 2010 Annual Report on Form 10-K filed with the SEC on November 23, 2010.  The results of operations for the three and nine months ended months ended June 30, 2011 are not necessarily indicative of results to be expected for the entire fiscal year.

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

Revenue Recognition

We sell products we source from vendors to our customers through either a “buy/sell” transaction or an agency relationship with our vendors. In a “buy/sell” transaction, we purchase or take inventory of products from the vendor. When a customer places an order with us, we pick, pack, ship and invoice the customer for the order. We recognize revenue from “buy/sell” transactions as product sales when the product is delivered to the customer. We accept product returns from our customers. We estimate returns based on historical experience and recognize these estimated returns as a reduction of product sales. Product returns have historically not been significant to our financial statements. We record revenues net of sales tax.  In an agency relationship, we generally do not purchase and take inventory of products from vendors. We receive an order from a customer, then transmit the order to the vendor, who picks, packs and ships the order to the customer. In some cases, the vendor invoices and collects payment from the customer, while in other cases we invoice and collect payment from the customer on behalf of the vendor. We receive a commission payment for soliciting the order from the customer and for providing other customer service activities. Commissions are recognized when the services upon which the commissions are based are complete. Gross billings from agency contracts were $101,376 and $92,504 for the three months ended June 30, 2011 and 2010, respectively, and generated commission revenue of $6,470 and $4,332, respectively.  Gross billings from agency contracts were $282,637 and $234,788 for the nine months ended June 30, 2011 and 2010, respectively, and generated commission revenue of $15,791 and $12,094, respectively.

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

NOTE 2 — EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that amends the consolidation guidance applicable to variable interest entities and requires additional disclosures concerning an enterprise’s continuing involvement with variable interest entities. The guidance is effective for our fiscal year beginning October 1, 2010. We have adopted this guidance and it did not have a material impact on our consolidated financial statements.

In May 2011, the FASB issued guidance to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between generally accepted accounting principles in the United States and International Financial Reporting Standards. The guidance changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. The guidance is effective for our fiscal year beginning October 1, 2012.  We do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

 In June 2011, the FASB issued guidance on the presentation of comprehensive income in an entity's financial statements. The guidance requires that comprehensive income be presented either in one continuous statement or in two separate but consecutive statements presenting the components of net income and its total, the components of other comprehensive income and its total, and total comprehensive income. The guidance also requires that reclassification adjustments from other comprehensive income to net income be presented in both the components of net income and the components of other comprehensive income. The guidance is effective for our fiscal year beginning October 1, 2012.  We do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

NOTE 3 — BUSINESS ACQUISITIONS

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

	2011	2010
Cash	$-	$674
Receivables	4,041	32,371
Inventories	3,594	17,830
Other current assets	-	480
Property and equipment	1,900	5,275
Goodwill	1,823	9,483
Intangibles	140	17,658
Total assets acquired	11,498	83,771

Accounts payable	4,498	25,811
Accrued expenses	-	5,299
Other liabilities	-	10,476
Total liabilities assumed	4,498	41,586

Net assets acquired	$7,000	$42,185

The following table presents supplemental pro forma information as if the acquisition of Centaur had occurred on October 1, 2009 for the nine months ended June 30, 2010 (unaudited):

Unaudited Pro Forma Consolidated Results
Nine months ended June 30, 2010
Revenues	$955,011
Net Income	$25,727

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

NOTE 4 — RECEIVABLES

	June 30,	September 30,
	2011	2010
Trade	$197,351	$177,317
Vendor rebates and programs	15,647	14,681
	212,998	191,998
Allowance for doubtful accounts	(2,482)	(2,570)
	$210,516	$189,428

Product sales resulting from transactions with Banfield, The Pet Hospital (“Banfield”) were approximately 6% and 9% of total product sales during the three months ended June 30, 2011 and 2010, respectively.  Product sales resulting from transactions with Banfield were approximately 6% and 10% of total product sales during the nine months ended June 30, 2011 and 2010, respectively.  Approximately 8% of our trade receivables resulted from transactions with Banfield as of June 30, 2011 and September 30, 2010.

NOTE 5 — PROPERTY AND EQUIPMENT

	June 30,	September 30,
	2011	2010
Land	$1,729	$261
Building and leasehold improvements	13,386	5,870
Machinery, furniture and equipment	20,879	17,495
Computer equipment	5,255	4,886
Construction in progress	997	1,626
	42,246	30,138
Accumulated depreciation	(18,278)	(14,900)
	$23,968	$15,238

Depreciation expense was $1,266 and $1,046 for the three months ended June 30, 2011 and 2010, respectively.  Depreciation expense was $3,612 and $2,659 for the nine months ended June 30, 2011 and 2010, respectively.

NOTE 6 — GOODWILL AND INTANGIBLES

The changes in the carrying value of goodwill are as follows:

Goodwill as of September 30, 2010	$47,330
Acquisition activity	1,823
Foreign currency adjustments	126
Goodwill as of June 30, 2011	$49,279

Balances of intangibles are as follows:

		June 30,	September 30,
	Useful Lives	2011	2010
Amortizing:
Customer relationships	9-20 years	$25,378	$25,027
Covenants not to compete	1-5 years	814	811
Other	3-7 years	461	458
		26,653	26,296
Accumulated amortization		(4,640)	(3,361)
		22,013	22,935
Non-Amortizing:
Trade names and patents		3,794	3,775
		$25,807	$26,710

Amortization expense was $459 and $395 for the three months ended June 30, 2011 and 2010, respectively.  Amortization expense was $1,276 and $909 for the nine months ended June 30, 2011 and 2010, respectively.  Estimated future annual amortization expense related to intangible assets as of June 30, 2011 follows:

Amount
Remainder of 2011	$371
2012	1,623
2013	1,538
2014	1,532
2015	1,379
Thereafter	15,570
$22,013

NOTE 7 — DEBT

The following table presents the outstanding debt and capital lease obligations as of June 30, 2011 and September 30, 2010:

	June 30,	September 30,
	2011	2010
Revolving credit facility, 1.63% as of June 30, 2011	$10,500	$9,600
Sterling revolving credit facility, 1.69% as of June 30, 2011	3,443	540
Note payable (1)	-	2,000
Capital lease obligations (2)	1,498	1,811
Term note	-	773
Total debt and capital lease obligations	15,441	14,724
Less: Long-term debt and capital lease obligations	(570)	(953)
Total debt included in current liabilities	$14,871	$13,771

(1) Note payable was related to the acquisition of Centaur and was paid in full on February 8, 2011.
(2) The capital lease obligations have varying maturity dates.

Revolving Credit Facility — On August 10, 2010, MWI Co., our wholly-owned subsidiary as borrower, entered into a Second Amendment to its Credit Agreement (“the facility”) with us and Memorial Pet Care, Inc., as guarantors, and Bank of America, N.A. and Wells Fargo Bank, N.A. (the “lenders”).  Under the facility, the aggregate revolving commitment of the lenders is $100,000.  The maturity date of the loans under the facility is March 1, 2013.  The variable interest rate is equal to the Daily LIBOR Floating Rate or the LIBOR 1-month fixed rate (at MWI Co.’s option) plus a margin ranging from 1.50% to 2.25%.  The lenders also receive an unused line fee and letter of credit fee which is equal to 0.2% of the unused amount of the facility.  The facility contains financial covenants, including a fixed charge ratio and a funded debt to EBITDA calculation.  We were in compliance with all of the covenants as of June 30, 2011 and September 30, 2010.

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

NOTE 9 — COMMON STOCK AND STOCK-BASED AWARDS

2002 Stock Plan

We have a 2002 Stock Plan (the “2002 Plan”) to provide our directors, executives and other key employees with additional incentives by allowing them to acquire an ownership interest in us and, as a result, encouraging them to contribute to our success. As of June 30, 2011 and September 30, 2010, we had 76,410 and 164,788 shares, respectively, of our common stock available for issuance under the 2002 Plan. The options granted under the 2002 Plan are nonqualified stock options that have an exercise price per share equal to fair market value of the common stock at the time of grant. The term of each option is determined by our board of directors or by a designated committee of the board.  The term of any option may not exceed ten years from the date of grant.  As of June 30, 2011, 15,970 options to purchase common stock were outstanding with a weighted average exercise price of $0.18 per share and expiring through June 2012.

2005 Stock Plan

We have a 2005 Stock-Based Award and Incentive Compensation Plan (the “2005 Plan”), under which we may offer restricted and unrestricted shares of our common stock and grant options to purchase shares of our common stock to selected employees and non-employee directors. The purpose of the 2005 Plan is to promote our long-term financial success by attracting, retaining and rewarding eligible participants. As of June 30, 2011 and September 30, 2010, we had 979,878 and 991,970 shares, respectively, of our common stock available for issuance under the 2005 Plan. As of June 30, 2011, 31,273 options to purchase common stock were outstanding with a weighted average exercise price of $17.83 per share and expiring through September 2015.

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

We did not grant common stock options during each of the nine months ended June 30, 2011 and 2010.  During the nine months ended June 30, 2011 and 2010, we issued 5,550 and 2,000 shares of restricted stock under the 2005 Plan.  We also granted 6,000 shares of unrestricted stock to non-employee directors during each of the nine months ended June 30, 2011 and 2010.  During the three months ended June 30, 2011 and 2010, we recognized $235 and $98 of compensation expense related to stock grants, respectively.  During the nine months ended June 30, 2011 and 2010, we recognized $1,139 and $528 of compensation expense related to stock grants, respectively.

We also have an employee stock purchase plan (“ESPP”) that allows substantially all employees to purchase shares of our common stock at 95% of the fair market value on the date of purchase.  The purchase date is the last trading date of the purchase periods, which begin in March, June, September and December.  Employees accumulate amounts through payroll deductions during the purchase period of between 1% and 10% but no more than $20 annually.  An employee is allowed to purchase a maximum of 200 shares per purchase period.  During the nine months ended June 30, 2011 and 2010, we issued 4,420 and 4,454 shares, respectively, of our common stock under the ESPP.

NOTE 10 — INCOME TAXES

Our effective tax rate for each of the three months ended June 30, 2011 and 2010 was 39.1%.  Our effective tax rate for the nine months ended June 30, 2011 and 2010 was 38.7% and 39.2%, respectively.  The decrease in the effective tax rate is primarily due to the impact of the Centaur acquisition, which includes direct acquisition-related expenses in the prior year that were non-deductible for tax purposes as well as Centaur’s contribution to earnings at a lower effective tax rate.

As of June 30, 2011, we had $23 of unrecognized tax benefits, of which $15 would impact our effective rate if recognized. Our policy for classifying interest and penalties associated with unrecognized tax benefits is to include such items in income tax expense.  The amount of interest and penalties recognized during the three months ended June 30, 2011 and 2010 was not material.

We filed Form 3115 Application of Change in Accounting Method with the Internal Revenue Service during the fiscal year ended September 30, 2008.  We filed an advance consent request for a non-automatic account method change for tax purposes for which we received approval during the three months ended March 31, 2011.  The method change will make revenue recognition for tax purposes the same as revenue recognized for book purposes.  The approval of the method change decreased the liability for unrecognized tax benefits by $175 for the nine months ended June 30, 2011.

With few exceptions, we are no longer subject to income tax examination for years before 2005 in the U.S. and significant state and local jurisdictions.  We are no longer subject to income tax examination for years before 2009 in significant foreign jurisdictions.

NOTE 11 — COMPUTATION OF EARNINGS PER SHARE (In thousands, except per share data)

	Three months ended June 30,
	2011		2010
	Basic	Diluted	Basic	Diluted
Net income	$11,390	$11,390	$9,137	$9,137

Weighted average common shares outstanding	12,484	12,484	12,265	12,265
Effect of diluted securities
Stock options and restricted stock		42		143

Weighted average diluted shares outstanding		12,526		12,408
Earnings per share	$0.91	$0.91	$0.74	$0.74

Anti-dilutive shares excluded from calculation		-		-

	Nine months ended June 30,
	2011		2010
	Basic	Diluted	Basic	Diluted
Net income	$32,550	$32,550	$24,642	$24,642

Weighted average common shares outstanding	12,453	12,453	12,215	12,215
Effect of diluted securities
Stock options and restricted stock		54		165

Weighted average diluted shares outstanding		12,507		12,380
Earnings per share	$2.61	$2.60	$2.02	$1.99

Anti-dilutive shares excluded from calculation		-		-

NOTE 12 — RELATED PARTIES

MWI Co. holds a 50.0% membership interest in Feeders’ Advantage LLC (“Feeders’ Advantage”).  MWI Co. charged Feeders’ Advantage for certain operating and administrative services in the amounts of $193 and $172 for the three months ended June 30, 2011 and 2010, respectively.  MWI Co. charged Feeders’ Advantage for certain operating and administrative services in the amounts of $645 and $563 for the nine months ended June 30, 2011 and 2010, respectively.  Sales of products to Feeders’ Advantage were $10,560 and $9,113, which represented 3% of total product sales for each of the three months ended June 30, 2011 and 2010.  Sales of products to Feeders’ Advantage were $38,401 and $30,687, which represented 3% and 4% of total product sales for the nine months ended June 30, 2011 and 2010, respectively.

MWI Co. provides Feeders’ Advantage with a line-of-credit to finance its day-to-day operations. This line-of-credit bears interest at the prime rate. The interest due on the line-of-credit is calculated and charged to Feeders’ Advantage on the last day of each month. Conversely, to the extent MWI Co. has a payable balance due to Feeders’ Advantage, the payable balance accrues interest in favor of Feeders’ Advantage at the average federal funds rates in effect for that month. MWI Co. had a payable balance to Feeders’ Advantage of $653 and $281 as of June 30, 2011 and September 30, 2010, respectively.

NOTE 13 —  STATEMENTS OF CASH FLOWS – SUPPLEMENTAL AND NON-CASH DISCLOSURES

	Nine months ended June 30,
	2011	2010
Supplemental Disclosures
Cash paid for interest	$416	$258
Cash paid for income taxes	14,436	13,563
Non-cash Activities
Note payable issued related to Centaur acquisition	-	2,000
Equipment acquisitions financed with accounts payable	102	130

NOTE 14 — COMMITMENTS AND CONTINGENCIES

From time to time, in the normal course of business, we may become a party to legal proceedings that may have an adverse effect on our financial position, results of operations and cash flows. At June 30, 2011, we were not a party to any material pending legal proceedings and were not aware of any claims that could have a material adverse effect on our financial position, results of operations or cash flows.

NOTE 15 — OTHER COMPREHENSIVE INCOME

The components of comprehensive income were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2011	2010	2011	2010
Net income	$11,390	$9,137	$32,550	$24,642
Other comprehensive income (loss):
Foreign currency translation	(245)	36	575	(1,706)
Total comprehensive income	$11,145	$9,173	$33,125	$22,936

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MWI Veterinary Supply, Inc.
Boise, Idaho

We have reviewed the accompanying condensed consolidated balance sheet of MWI Veterinary Supply, Inc. and subsidiaries (the "Corporation") as of June 30, 2011, and the related condensed consolidated statements of income for the three-month and nine-month periods ended June 30, 2011 and 2010, and of cash flows for the nine-month periods ended June 30, 2011 and 2010. These interim financial statements are the responsibility of the Corporation’s management.

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
July 29, 2011

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

Vendor Consolidation

In the United States, our top ten vendors supplied products that accounted for approximately 70% and 68% of our revenues for the nine months ended June 30, 2011 and 2010, respectively, and 71% of our revenues for the fiscal year ended September 30, 2010.  Pfizer supplied products that accounted for approximately 24% and 25% of our revenues during the nine months ended June 30, 2011 and 2010, respectively, and 25% of our revenues for our fiscal year ended September 30, 2010.  Of the Pfizer supplied products, production animal products under a livestock agreement accounted for approximately 12% and 11% of our revenues during the nine months ended June 30, 2011 and 2010, respectively, and approximately 12% of our revenues for our fiscal year ended September 30, 2010.  Merck (formerly known as Intervet/Schering-Plough) supplied products that accounted for approximately 11% and 10% of our revenues during the nine months ended June 30, 2011 and 2010, respectively, and 10% of our revenues for our fiscal year ended September 30, 2010.  Boehringer Ingelheim supplied products that accounted for approximately 9% and 10% of our revenues during the each of the nine months ended June 30, 2011 and 2010, respectively, and 10% of our revenues for our fiscal year ended September 30, 2010.  Merial, a subsidiary of Sanofi-Aventis, supplies the majority of their products to us under an agency relationship.  Commission revenue generated from Merial products accounted for approximately 48% and 50% of total commission revenues during the nine months ended June 30, 2011 and 2010, respectively, and 49% of total commission revenues for our fiscal year ended September 30, 2010.

For more information on our business, see our Annual Report on Form 10-K filed with the SEC on November 23, 2010.

Results of Operations

The following table summarizes our results of operations for the three and nine months ended June 30, 2011 and 2010, in dollars and as a percentage of total revenues.

	Three months ended June 30,				Nine months ended June 30,
	2011	%	2010	%	2011	%	2010	%
Revenues:
Product sales	$393,706	95.9%	$334,242	96.1%	$1,089,830	95.3%	$827,614	95.1%
Product sales to related party	10,560	2.5%	9,113	2.6%	38,401	3.3%	30,687	3.5%
Commissions	6,470	1.6%	4,332	1.3%	15,791	1.4%	12,094	1.4%
Total revenues	410,736	100.0%	347,687	100.0%	1,144,022	100.0%	870,395	100.0%

Cost of product sales	356,649	86.8%	303,750	87.4%	988,877	86.4%	750,927	86.3%
Gross profit	54,087	13.2%	43,937	12.6%	155,145	13.6%	119,468	13.7%

SG&A expenses	33,663	8.2%	27,435	7.9%	97,160	8.5%	75,448	8.7%
Depreciation and amortization	1,723	0.4%	1,438	0.4%	4,879	0.5%	3,559	0.4%
Operating income	18,701	4.6%	15,064	4.3%	53,106	4.6%	40,461	4.6%

Other income (expense):
Interest expense	(166)	-%	(171)	-%	(600)	-%	(389)	-%
Earnings of equity method
investees	51	-%	45	-%	187	-%	155	-%
Other	116	-%	57	-%	394	-%	299	-%
Total other income (expense)	1	-%	(69)	-%	(19)	-%	65	-%

Income before taxes	18,702	4.6%	14,995	4.3%	53,087	4.6%	40,526	4.6%
Income tax expense	(7,312)	(1.8)%	(5,858)	(1.7)%	(20,537)	(1.8)%	(15,884)	(1.8)%
Net income	$11,390	2.8%	$9,137	2.6%	$32,550	2.8%	$24,642	2.8%

Earnings per common share:
Basic	$0.91		$0.74		$2.61		$2.02
Diluted	$0.91		$0.74		$2.60		$1.99

Weighted average common shares outstanding (in thousands):
Basic	12,484		12,265		12,453		12,215
Diluted	12,526		12,408		12,507		12,380

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Total Revenues.  Total revenues increased 18.1% to $410,736 for the three months ended June 30, 2011, from $347,687 for the three months ended June 30, 2010.  Revenue growth in the United States was 18.9% for the quarter ended June 30, 2011, compared to the same period in the prior fiscal year.  Revenue growth in the United Kingdom was 14.1% for the quarter ended June 30, 2011, compared to the same period in the prior fiscal year, consisting of 4.3% organic growth and 9.8% growth related to foreign currency exchange. The growth in organic revenues in the United States came from increased business as a result of the bankruptcy and liquidation of a competitor that is no longer in business, growth from our e-commerce platform and the addition of sales representatives over the past twelve months. Organic revenues attributable to existing customers represented approximately 40% of the growth in revenues during the three months ended June 30, 2011.  Organic revenues attributable to new customers represented approximately 60% of the growth in revenues during the three months ended June 30, 2011. For the purpose of calculating growth rates of new and existing customer revenue, we have defined a new customer as a customer that did not purchase product from us in the corresponding fiscal quarter of the prior year, with the remaining customer base being considered existing customers.  Revenues from new customers for each fiscal quarter are summed to arrive at the estimated year-to-date revenue for new customers.

Product sales to related party increased by 15.9% to $10,560 for the three months ended June 30, 2011, from $9,113 for the three months ended June 30, 2010.  Commissions increased 49.4% to $6,470 for the three months ended June 30, 2011, from $4,332 for the three months ended June 30, 2010 primarily due to achieving an incentive from one of our vendors, which was not achieved in the prior fiscal year, as well as an increase in commission rates and gross billings from agency contracts.

Gross Profit.  Gross profit increased by 23.1% to $54,087 for the three months ended June 30, 2011, from $43,937 for the three months ended June 30, 2010.  The change in gross profit is primarily a result of increased total revenues as discussed above.  Gross profit as a percentage of total revenues was 13.2% and 12.6% for the three months ended June 30, 2011 and 2010, respectively.  This increase in gross profit as a percentage of total revenues was due to the incentive that was discussed above and an overall increase in product margin, partially offset by a decrease in vendor rebates.  Vendor rebates for the three months ended June 30, 2011 decreased by approximately $205 compared to the three months ended June 30, 2010.

Selling, General and Administrative (“SG&A”).  SG&A expenses increased 22.7% to $33,663 for the three months ended June 30, 2011, from $27,435 for the three months ended June 30, 2010.  The increase in SG&A expenses was primarily due to compensation costs from increased headcount to support the revenue growth, as well as an increase in bank service fees related to customer credit card usage.  SG&A expenses as a percentage of total revenues were 8.2% for the three months ended June 30, 2011, compared to 7.9% for the three months ended June 30, 2010.

Income Tax Expense. Our effective tax rate for each of the three months ended June 30, 2011 and 2010 was 39.1%.

Nine Months Ended June 30, 2011 Compared to Nine Months Ended June 30, 2010

Total Revenues.  Total revenues increased 31.4% to $1,144,022 for the nine months ended June 30, 2011, from $870,395 for the nine months ended June 30, 2010.  Revenue growth in the United States was 22.4% for the nine months ended June 30, 2011, compared to the same period in the prior fiscal year.  Revenue growth in the United Kingdom was 108.2% for the nine months ended June 30, 2011 as compared to the same period in the prior year as we owned Centaur for the full nine months this fiscal year compared to approximately five months in the same period in the prior fiscal year.  The growth in organic revenues in the United States came from increased business as a result of the bankruptcy and liquidation of a competitor that is no longer in business, a broader product line with new flea, tick and heartworm products, growth from our e-commerce platform and the addition of sales representatives over the past twelve months. Organic revenues attributable to existing customers represented approximately 44% of the growth in revenues during the nine months ended June 30, 2011.  Organic revenues attributable to new customers represented approximately 56% of the growth in revenues during the nine months ended June 30, 2011. For the purpose of calculating growth rates of new and existing customer revenue, we have defined a new customer as a customer that did not purchase product from us in the corresponding fiscal quarter of the prior year, with the remaining customer base being considered an existing customer.  Revenues from new customers for each fiscal quarter are summed to arrive at the estimated year-to-date revenue for new customers.  Additionally, the organic growth was partially due to the increase in revenues from the sale of flea, tick and heartworm products that we did not sell in the three months ended December 31, 2010 due to our previously exclusive arrangement with Merial.  Certain new flea, tick and heartworm products that we now distribute are sold under “buy/sell” arrangements while most flea, tick and heartworm products in the past were sold under an agency agreement.  The product sales under a “buy-sell” arrangement results in greater revenue than product sales under an agency arrangement because we recognize product sales under a “buy-sell” arrangement as total sales net of estimated product returns and sales tax, whereas we only recognize commission revenue in product sales under an agency relationship.

Product sales to related party increased by 25.1% to $38,401 for the nine months ended June 30, 2011, from $30,687 for the nine months ended June 30, 2010.  Commissions increased 30.6% to $15,791 for the nine months ended June 30, 2011, from $12,094 for the nine months ended June 30, 2010.

Gross Profit.  Gross profit increased by 29.9% to $155,145 for the nine months ended June 30, 2011, from $119,468 for the nine months ended June 30, 2010.  The change in gross profit is primarily a result of increased total revenues as discussed above including the additional gross profit from Centaur.  Gross profit as a percentage of total revenues was 13.6% and 13.7% for the nine months ended June 30, 2011 and 2010, respectively.  Gross profit as a percentage of total revenues decreased due to the addition of Centaur because Centaur's gross profit as a percentage of total revenues is generally lower than MWI's, which serves to reduce the overall gross margin of the consolidated Company when compared to our results for the same period in the prior year.  Vendor rebates for the nine months ended June 30, 2011 increased by approximately $2,760 compared to the nine months ended June 30, 2010 due to the organic revenue growth.

Selling, General and Administrative (“SG&A”).  SG&A expenses increased 28.8% to $97,160 for the nine months ended June 30, 2011, from $75,448 for the nine months ended June 30, 2010.  This increase was primarily due to the organic revenue growth as well as the addition of Centaur’s operating expenses. SG&A expenses as a percentage of total revenues decreased to 8.5% for the nine months ended June 30, 2011 from 8.7% for the nine months ended June 30, 2010.  SG&A expenses as a percentage of total revenues decreased due, in part, to the addition of Centaur because Centaur’s SG&A expenses as a percentage of total revenues are generally lower than MWI’s, which serves to reduce the overall SG&A expenses as a percentage of total revenues when compared to our results for the same period in the prior year.

Income Tax Expense. Our effective tax rate for the nine months ended June 30, 2011 and 2010 was 38.7% and 39.2%, respectively.  The decrease in the effective tax rate is primarily due to the impact of the Centaur acquisition, which includes direct acquisition-related expenses in the prior year that were non-deductible for tax purposes as well as Centaur’s contribution to earnings at a lower effective tax rate.

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

On August 10, 2010, MWI Co., our wholly-owned subsidiary as borrower, entered into a Second Amendment, to its Credit Agreement (“the facility”) with us and Memorial Pet Care, Inc., as guarantors, and Bank of America, N.A. and Wells Fargo Bank, N.A. (the “lenders”).  Under the facility, the aggregate revolving commitment of the lenders is $100,000.  The maturity date of the loans under the facility is March 1, 2013.  The variable interest rate is equal to the Daily LIBOR Floating Rate or the LIBOR 1-month fixed rate (at MWI Co.’s option) plus a margin ranging from 1.50% to 2.25%.  The lenders also receive an unused line fee and letter of credit fee which is equal to 0.2% of the unused amount of the facility.  The facility contains financial covenants, including a fixed charge ratio and a funded debt to EBITDA calculation.  We were in compliance with both of these covenants as of June 30, 2011.  Our outstanding balance on the revolving credit facility at June 30, 2011 and September 30, 2010 was $10,500 and $9,600, respectively, and the interest rate was 1.63% as of June 30, 2011.

On November 5, 2010, Centaur entered into a £12,500 unsecured revolving line of credit facility (the “sterling revolving credit facility”) with Wells Fargo Bank, N.A. London Branch (“Wells Fargo”).  The sterling revolving credit facility is for a three year term with interest paid at the end of the applicable one month, three month or nine month interest period.  Interest is based on LIBOR for the applicable interest period plus an applicable margin of 1.05% to 1.90%.  The facility contains financial covenants requiring Centaur to maintain a minimum tangible net worth of £3,000 which is to be calculated at end of each fiscal year.  Our outstanding balance on the revolving credit facility at June 30, 2011 was £2,149, or $3,443 using the current exchange rate as of June 30, 2011, and the interest rate was 1.69% as of June 30, 2011.

Operating Activities.  For the nine months ended June 30, 2011, cash provided by operations was $18,281 and was primarily attributable to net income of $32,550 offset by changes in working capital.  Accounts payable decreased $13,505 as strategic inventory purchases were made during the quarter ended September 30, 2010 to support our organic growth of that quarter, and payments for those purchases were made during the nine months ended June 30, 2011 but we have kept inventory levels higher to support our growth.  Receivables increased $16,269 due to revenue growth.

For the nine months ended June 30, 2010, cash provided by operations was $10,600 and was primarily attributable to net income of $24,642 partially offset by an increase in accounts receivable of $12,072 due to the increase in revenues.   The increase in inventories of $8,282 and accounts payable of $6,365 were both due to the increase in revenues.

Investing Activities.  For the nine months ended June 30, 2011, net cash used in investing activities was $21,563.  We paid $7,000 in cash for the acquisition of Nelson. Additionally, we paid for capital expenditures of $10,280 which primarily related to an office building purchased in Boise, Idaho for our headquarters, equipment for our new distribution center in Visalia, California to accommodate the growth needs in that region and other distribution center technology.  Additionally, we made an investment in Cubex LLC, a technology based inventory management business, of $4,000.

For the nine months ended June 30, 2010, net cash used in investing activities was $41,470 and was primarily due to acquisition of Centaur of $39,511, net of cash acquired of $674, and capital expenditures of $1,862 related to distribution center infrastructure, including the relocation of the Holland, Michigan distribution center in September 2009 and technology investments.

Financing Activities.  For the nine months ended June 30, 2011, net cash provided by financing activities was $3,275, which was primarily due to net borrowings of $3,735 on our credit facilities.  Our revolving credit facilities are used to fund strategic acquisitions, make capital purchases and meet our working capital requirements.

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

We are exposed to foreign currency risk due to our operations in the United Kingdom.  A hypothetical 10% change in the value of the U.S. dollar in relation to the British Pound, which is the Company’s most significant foreign currency exposure, would have changed net sales for the three months ended June 30, 2011 by approximately $6,500. This amount is not indicative of the hypothetical net earnings impact due to the partially offsetting impact of the currency exchange movements on cost of sales and operating expenses.

The interest payable on the facility is based on variable interest rates and is affected by changes in market interest rates. The outstanding balance on the revolving credit facility as of June 30, 2011 was $10,500.  Therefore, there was limited exposure to market risks as of this date.  If there had been a balance on the facility of $100,000, which is the maximum available amount on the facility, a change of 10% from the interest rate as of June 30, 2011, which was approximately 1.63% (Daily LIBOR Floating Rate plus a margin of 1.5%), would have changed interest by $41 for the three months ended June 30, 2011.

Item 4.  Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of June 30,.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010, as modified by the risk factors disclosed in the “Risk Factors” section of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information concerning our repurchase of shares of our common stock during the three months ended June 30, 2011.

Issuer Purchases of Equity Securities

				Total Number of	Maximum Number (or
	Total			Shares Purchased	Approximate Dollar
	Number		Average	as Part of Publicly	Value) of Shares that May
	of Shares		Price Paid	Announced Plans	Yet Be Purchased Under
Period	Purchased		per Share	or Programs	the Plans or Programs
April 1 to April 30, 2011	—		$—	—	—
May 1 to May 31, 2011	—		—	—	—
June 1 to June 30, 2011	75	(1)	79.80	—	—
Total	75		$79.80	—	—

(1) These shares were withheld upon the vesting of employee stock grants in connection with payment of required withholding taxes.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Removed and Reserved

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

10.1	2011 Pfizer Equine Products Marketing Agreement between MWI Veterinary Supply, Inc. and Pfizer, Inc. effective as of January 1, 2011 †

10.2	Second Amendment to 2010-2011 Merial Independent Sales Agreement between MWI Veterinary Supply Co. and Merial Limited effective as of February 20, 2011 †

15	Letter re: Unaudited Interim Financial Information

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financials in XBRL format

† Certain portions of the exhibit have been omitted pursuant to a confidential treatment request submitted to and approved by the SEC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MWI Veterinary Supply, Inc.
(Registrant)

Date: July 29, 2011	/s/ Mary Patricia B. Thompson
Mary Patricia B. Thompson
Senior Vice President of Finance and Administration, Chief Financial Officer