Form 10-K
MWI Veterinary Supply, Inc.
filed 2011-11-28
CIK 1323974

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2011 Commission file number 000-51468
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
MWI VETERINARY SUPPLY, INC.
(Exact name of registrant as specified in its Charter)

Delaware	02-0620757
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
3041 W Pasadena Dr
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
Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of March 31, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $947,000,000.  Shares of common stock held by each executive officer and director and by each person who owns 10% or more of our outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of November 14, 2011 was 12,717,354.

Documents Incorporated by Reference

Listed hereunder are the documents, any portions of which are incorporated by reference and the Parts of this Form 10-K into which such portions are incorporated:

1.
The registrant’s definitive proxy statement for use in connection with the Annual Meeting of Stockholders to be held on or about February 8, 2012 to be filed within 120 days after the registrant’s fiscal year ended September 30, 2011, portions of which are incorporated by reference into Part III of this Form 10-K.

MWI VETERINARY SUPPLY, INC.

FORM 10-K

Item
PART I
Cautionary Statement
1.	Business
1A.	Risk Factors
1B.	Unresolved Staff Comments
2.	Properties
3.	Legal Proceedings
4.	Reserved
PART II
5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
6.	Selected Financial Data
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
7A.	Quantitative and Qualitative Disclosures About Market Risk
8.	Financial Statements and Supplementary Data
9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
9A.	Controls and Procedures
9B.	Other Information
PART III
10.	Directors, Executive Officers and Corporate Governance of the Registrant
11.	Executive Compensation
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
13.	Certain Relationships, Related Transactions and Director Independence
14.	Principal Accountant Fees and Services
PART IV
15.	Exhibits and Financial Statement Schedules
SIGNATURES

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

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

•	the impact of vendor consolidation on our business;

•	changes in or availability of vendor contracts or rebate programs;

•	transitional challenges associated with acquisitions, including the failure to achieve anticipated synergies;

•	vendor rebates based upon attaining certain growth goals;

•	changes in the way vendors introduce/deliver products to market;

•	exclusivity requirements with certain vendors that may prohibit us from distributing competing products manufactured by other vendors;

•	risks associated with our international operations;

•	financial risks associated with acquisitions;

•	the impact of general economic trends on our business;

•	the recall of a significant product by one of our vendors;

•	extended shortage or backorder of a significant product by one of our vendors;

•	seasonality;

•	the timing and effectiveness of marketing programs or price changes offered by our vendors;

•	the timing of the introduction of new products and services by our vendors;

•	our intellectual property rights may be inadequate to protect our business;

•	the ability to borrow on our revolving credit facility, extend the terms of our revolving credit facility or obtain alternative financing on favorable terms or at all;

•	risks from potential increases in variable interest rates;

•	the impact of tightening credit standards and/or access to credit on behalf of our customers and suppliers;

•	unforeseen litigation;

•	a disruption caused by adverse weather or other natural conditions or disasters;

•	inability to ship products to the customer as a result of technological or shipping disruptions; and

•	competition.

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

General

Our business commenced operations as part of a veterinary practice in 1976 and was incorporated as MWI Drug Supply, Inc., an Idaho corporation, in 1980. MWI Drug Supply, Inc. was acquired by Agri Beef Co. in 1981. MWI Veterinary Supply Co. was incorporated as an independent subsidiary of Agri Beef Co. in September 1994. Effective June 18, 2002, MWI Holdings, Inc. was formed by Bruckmann, Rosser, Sherrill & Co. II, L.P. (“BRS”) for the sole purpose of acquiring all of the outstanding stock of MWI Veterinary Supply Co. from Agri Beef Co. (“Agri Beef”). As a result of this transaction, MWI Veterinary Supply Co. (“MWI Co.”) became a wholly-owned subsidiary of MWI Holdings, Inc. On April 21, 2005, we changed our name from MWI Holdings, Inc. to MWI Veterinary Supply, Inc.  References in this report to “we,” “us,” “our,” and “MWI” refer to MWI Veterinary Supply, Inc. unless otherwise indicated.  Unless otherwise indicated, all statistical information provided about our business in this report is as of September 30, 2011.

We are a leading distributor of animal health products to veterinarians across the United States and United Kingdom. Our growth has primarily been from internal growth initiatives and, to a lesser extent, selective acquisitions.  On March 21, 2011, we acquired substantially all of the assets of Nelson Laboratories Limited Partnership (“Nelson”).  Nelson was a distributor of animal health products to over 1,100 veterinary practices, primarily in the Midwestern United States.  In fiscal year 2010, we acquired the outstanding share capital of Centaur Services Limited (“Centaur”).  Based in Castle Cary, England, Centaur is a supplier of animal health products to veterinarians in the United Kingdom.

On October 31, 2011, subsequent to our fiscal year end, we acquired substantially all of the assets of Micro Beef Technologies, Ltd. (“Micro”) for $60 million, including $53.4 million in cash and 94,359 shares of common stock valued at $6.6 million.  Micro is a value-added distributor to the production animal market, including the distribution of micro feed ingredients, pharmaceuticals, vaccines, parasiticides, supplies, and other animal health products.  Micro also is a leading innovator of proprietary, computerized management systems for the production animal market.

The assets acquired and the certain liabilities assumed relate to (a) the development and implementation of proprietary computerized systems for feed, health, information and production animal management which include individual animal identification and management, food safety assurance, trace back and process verification systems (b) ongoing research and development of such systems, and (c) the distribution and sale of micro feed ingredients, animal health products and dairy sanitation solutions.

Products we sell include pharmaceuticals, vaccines, parasiticides, diagnostics, capital equipment, supplies, specialty products, veterinary pet food and nutritional products. We market these products to veterinarians in both the companion animal and production animal markets. As of September 30, 2011, we had a sales force of 394 people covering the United States and a sales force of 21 people in the United Kingdom. We also offer our customers a variety of value-added services, including e-commerce platform, pharmacy fulfillment, inventory management system, equipment procurement consultation, special order fulfillment, educational seminars and pet cremation, which we believe closely integrates us with our customers’ day-to-day operations and provides them with meaningful incentives to continue ordering from us.

Historically, we estimate that approximately two-thirds of our total revenues have been generated from sales to the companion animal market and one-third from sales to the production animal market in both the United States and United Kingdom.  While we expect that the majority of our business will continue to be generated from the companion animal market, we expect that the product mix will change to an increasing amount of our revenues being generated from sales to the production animal market as a result of the Micro acquisition.

Geographic Information

Revenues and long-lived assets by geographic region are as follows:

	2011	2010	2009
Revenues for the fiscal years ended September 30
United States	$1,304,794	$1,074,226	$941,332
International (United Kingdom)	260,546	155,116	-
Total	$1,565,340	$1,229,342	$941,332

Long-lived assets as of September 30
United States	$18,953	$9,762	$9,313
International (United Kingdom)	6,256	5,476	-
Total	$25,209	$15,238	$9,313

Industry Overview

According to Sundale Research (“Sundale”), animal health product sales in the United States for calendar year 2010 were $7.1 billion based on prices at the manufacturers’ level, which represents a 5.1% compounded annual growth rate since calendar year 2000. The market for animal health products in the United States is split between products sold for companion and production animals. Companion animals include dogs, cats, horses and other pets, while production animals include cattle and other food-producing animals. Sundale estimates that companion animal products accounted for 56% of the total market for animal health products in the United States in calendar year 2010.  According to the GfK Vetrak UK market survey in October 2011 that compiles revenue statistics, animal health product sales in the United Kingdom for our fiscal year ended September 30, 2011 was approximately £740 million, and the market in the United Kingdom has been growing approximately 5% annually.

We believe the companion animal health products market’s growth has slowed as a result of a decrease in consumer spending.  Historically, the growth in the companion animal health market has been due to the increasing number of households with companion animals, an aging pet population, increased expenditures on animal health and preventative care, advancements in animal health products and extensive marketing programs sponsored by companion animal nutrition and pharmaceutical companies. Product sales in the production animal market could be negatively impacted by increasing volatility in commodity prices such as milk, corn, grain and feeder cattle, changes in weather patterns (e.g. droughts or seasons of higher precipitation that determine how long cattle will graze) and changes in the general economy.  We support production animal veterinarians with a broad range of products and value-added services. Historically, sales in this market have been largely driven by spending on animal health products to improve productivity, weight gain and disease prevention, as well as a growing focus on food safety.  We believe that these growth factors have been mitigated by the downward influence of generic drugs on pricing.

Veterinarians are one of the primary purchasers of animal health products, particularly in the companion animal market. As of December 31, 2010, according to the American Veterinary Medical Association, or AVMA, there were more than 61,000 veterinarians in private practice nationwide. We believe that distributors play a vital role for veterinary practices by providing access to a broad selection of products through a single channel and helping them efficiently manage their inventory levels. Distributors also offer vendors substantial value by providing cost-effective access to a highly fragmented and geographically diverse customer base.  According to the statistics from the Royal College of Veterinary Surgeons, there are approximately 13,000 veterinarians in private practice in the United Kingdom, with a total of approximately 4,000 veterinary outlets.

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

•
Leading Sales and Marketing Franchise. Our sales representatives in the United States educate customers on new veterinary products, assist in product selection and purchasing, and offer inventory management solutions. We also publish detailed product catalogs and monthly magazines, which are often utilized by our customers as reference tools. While salespeople and printed materials are vital to our marketing strategy, we also provide on-line ordering, valuable business information and value-added services through our Internet sites, www.mwivet.com and www.centaurweb.co.uk.

•
Strong, Established Relationships with Veterinarians and Vendors. Our ability to serve as a single source for most of our customers’ animal health product needs has enabled us to develop strong and long-term customer relationships. For more than fifteen years we have maintained distribution arrangements with Banfield, The Pet Hospital (“Banfield”), the nation’s largest private veterinary practice, and with our non-controlled affiliate, Feeders’ Advantage, L.L.C. (“Feeders’ Advantage”), a related party and a buying group composed of several of the largest cattle feeders in the United States. Since we currently do not manufacture the vast majority of the products we sell, we are dependent on our vendors for the supply of our products. While our vendors often have relationships with multiple distributors, we have long-term relationships with many of our key vendors including Boehringer Ingelheim, IDEXX Laboratories, Merck (formerly known as Intervet/Schering-Plough), Merial, Pfizer and Vedco.

•
Recurring Revenue Product Base. Over 97% of our product sales were from consumable medicines and supplies commonly required by veterinarians in their practice. Historically, this aspect of our business has resulted in a recurring stream of revenues.

•
Sophisticated Technology and Information Systems. We continue to invest in our technology and information systems, which we believe has created a competitive advantage when delivering quality service to our customers.  Our e-commerce platform offers enhanced online ordering capabilities for veterinarians.  This platform provides many features for our customers with enhanced security.  With the acquisition of Micro, we now own proprietary technology and management systems that we will continue to develop and offer to our customers.

•
Experienced Management Team. We have a strong and experienced senior management team with substantial animal health industry expertise. The members of our senior management team have been with us for an average of over eighteen years, and each member has demonstrated a commitment and capability to deliver growth in revenues and profitability.

Business Strategy

Our mission is to be the best resource to the veterinary profession by delivering superior value, efficiency and innovation. Our strategy to achieve our mission is outlined below.

Increase Sales to Existing Customers. We believe that veterinary practices typically purchase animal health products from multiple distributors in the United States. For our fiscal year ended September 30, 2011, our average annual product sales per veterinary practice served in the United States was approximately $43,000.  We intend to increase our share of these purchases by utilizing our proprietary customer database to focus our marketing efforts, expanding our sales force, selectively adding products to our portfolio and increasing and expanding the value-added services we provide to our customers. By increasing the dollar value of purchases made by each customer as well as their average order size, we intend to increase our profitability. Competition for hiring sales representatives who have existing customer relationships is intense and we focus on retaining valued members of our staff who have demonstrated the skills needed to successfully market our products and services. If we fail to hire or retain a sufficient number of qualified sales professionals, it could adversely impact our business.  Veterinary practices typically purchase the majority of their animal health products from one wholesaler in the United Kingdom.

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

Products

During fiscal year 2011 in the United States, we sold more than 35,000 products, of which over 16,000 are stocked in our distribution centers, sourced from approximately 600 vendors. During fiscal year 2011 in the United Kingdom, we sold approximately 21,000 products, of which nearly 11,500 are stocked in our distribution center, sourced from approximately 500 vendors.  For our fiscal year ended September 30, 2011, our product revenues in the United States were comprised of approximately 40% pharmaceutical products, 18% vaccine products, 12% parasiticide products, 8% diagnostic products, 2% capital equipment products and 20% of other supplies. In addition, we sell approximately 600 products in the United States under agency agreements with our vendors. Under an agency agreement, we typically solicit orders and provide customer service for a commission, while the vendor stocks and ships the products. We also have available on special order approximately 17,000 products in the United States that we do not normally stock in our warehouses. We continually seek to update and improve the range of products we offer to address our customer requirements.  Micro’s offering includes comprehensive feed, health, information and production management systems as well as micro feed ingredients which we intend to offer to our existing customers.  For our fiscal year ended September 30, 2011, our product revenues in the United Kingdom were comprised of approximately 76% pharmaceuticals (which include vaccines and parasiticides), 15% pet foods and 9% of other consumable supplies.

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
Pharmacy fulfillment
Shipment of prescription production and companion animal health products to end-users in the United States on behalf of veterinarians from our six licensed pharmacies located in Edwardsville, Kansas; Grand Prairie, Texas; Harrisburg, Pennsylvania; Whitestown, Indiana; Nampa, Idaho; and Sioux Falls, South Dakota and a licensed veterinary food-animal drug retailer in Visalia, California

Inventory management system	Flexible system that facilitates counting, maintaining and ordering inventory in veterinary practices
Technology management systems	Comprehensive feed, health, information and production management systems including micro ingredient machines, health management systems and age and source verification.
Equipment procurement consultation	Consultation and demonstrations provided by our dedicated capital equipment specialists in the United States
Special order fulfillment	Procurement and shipment of approximately 17,000 unique products in the United States that we do not normally stock in our warehouses
Educational seminars	Seminars for our customers covering business and medical topics, frequently sponsored in conjunction with our vendors
Pet cremation	Business units presently operating with facilities in Idaho that serve veterinary practices and their clients by providing cremation services

Customers

As of September 30, 2011, we served more than 24,000 veterinary practices located throughout the United States and nearly 1,500 veterinary practices in the United Kingdom. These veterinary practices are typically small, privately-held businesses that we believe place at least one order per week to avoid storing and managing large volumes of supplies. We believe that these veterinary practices usually purchase animal health products from multiple distributors. We seek to be the principal provider of animal health products to our customer base.

We maintain a diverse and stable customer base. Independent veterinary practices have historically accounted for approximately 85% of our product sales. Also, for more than fifteen years, we have maintained distribution arrangements with Banfield, the nation’s largest private veterinary practice with approximately 770 veterinary hospitals, and our non-controlled affiliate, Feeders’ Advantage, a buying group composed of several of the largest cattle feeders in the United States. We typically do not enter into long-term contracts with our independent veterinary customers.

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

Sales and Marketing

Our sales and marketing strategies are designed to establish and maintain strong customer relationships through personal visits by field sales representatives, frequent telesales contact and direct marketing, emphasizing our broad product lines, competitive pricing, efficient ordering capabilities, high levels of customer support and service and other value-added services. The key elements of our sales and marketing strategy are:

•
Field Sales Representatives: Our sales force in the United States is a key component of our value-added approach.  Due to the fragmented nature of the animal health products market, we believe that a large sales force is vital to effectively support existing customers and target potential customers. As of September 30, 2011, we had 224 field sales personnel throughout the United States. Our field sales representatives educate customers on new veterinary products, assist in product selection and purchasing and offer inventory management solutions. Once a field sales representative has established a relationship with a customer, the field sales representative encourages the customer to use our telesales representatives and online ordering capabilities for day-to-day customer needs. Field sales representatives work under the supervision of regional sales managers within an assigned sales territory to ensure effective communication and timely sales calls with customers. Our field sales representatives complement our telesales and direct marketing efforts and enable us to better market, service and support the sale of our products and services. Our field sales representatives are employees of our Company and are compensated with a combination of salaries and commissions.  The sales staff for Centaur does not actively promote products to the veterinarians, but rather sells products and maximizes the logistics services that Centaur provides.

•
Telesales: We support our field sales representatives and direct marketing efforts with telesales representatives in nine call centers covering the United States. As of September 30, 2011, we had 170 telesales representatives in the United States. Telesales representatives work as partners with our field sales representatives, providing a dual coverage approach for individual customers. Telesales representatives process orders and generate new sales through frequent and direct contact with customers. Telesales representatives are responsible for assisting customers with ordering, purchasing decisions and general questions. Telesales representatives utilize our customized order entry system to process customer orders, access pricing, availability and promotional information about products, and research customer preferences and order history. Our nine call centers are connected by our telecommunications system which enables them to operate as one virtual call center.

•
Direct Marketing: We market to existing and potential customers by distributing product catalogs and monthly magazines. We publish a small animal catalog, livestock catalog and an equine catalog. These catalogs include detailed descriptions and specifications of our products and are often used as a reference tool by our customers and sales force. We also promote our products and services in our monthly magazine, the Messenger, which our field sales representatives use as a tool to educate customers on product and vendor programs. Additional marketing tools that we utilize include specialty catalogs, customer loyalty programs, specific product and vendor programs, flyers, faxes, order stuffers and other promotional materials. For the fiscal year ended September 30, 2011, we distributed nearly 800,000 pieces of direct marketing materials to existing and potential customers.  We also participate in national and regional trade shows to extend our customer reach and enhance customer interaction.

•
E-Commerce Platform: We provide on-line ordering, valuable business information and value-added services to veterinarians via our primary Internet site in the United States, www.mwivet.com, our Internet site in the United Kingdom, www.centaurweb.co.uk, and customized Internet sites that we maintain for two of our largest customers, Banfield and Feeders’ Advantage. Customers can use our Internet sites to order products, learn more about products and vendor programs, print forms needed for their veterinary practice, review their historical purchases and manage their inventory.  For our fiscal years ended September 30, 2011, 2010 and 2009, approximately 36%, 34% and 31%, respectively, of our product sales in the United States were generated through orders placed over the Internet.  In the United Kingdom, over 90% of our orders are placed electronically.

Product Sourcing

We currently do not manufacture the vast majority of our products and are dependent on vendors for our supply of products. We believe that effective purchasing is a key factor in maintaining our position as a leading provider of animal health care products. We regularly assess our purchasing needs and our vendors’ product offerings and prices to obtain products at favorable prices. While we purchase products from many vendors and there is generally more than one vendor for most animal health product categories, our concentration of aggregate purchases with key vendors is significant. In the United States, our ten largest vendors accounted for approximately 71%, 71% and 74% of our revenues for the fiscal years ended September 30, 2011, 2010 and 2009, respectively. Pfizer supplied products that accounted for approximately 24%, 25% and 24% of our revenues for our fiscal years ended September 30, 2011, 2010 and 2009, respectively.  Of the Pfizer supplied products, production animal products under a livestock products agreement accounted for approximately 13%, 12% and 14% of our revenues for our fiscal years ended September 30, 2011, 2010 and 2009, respectively. Merck (formerly known as Intervet/Schering-Plough), supplied products that accounted for approximately 11%, 10% and 11% of our revenues for our fiscal years ended September 30, 2011, 2010 and 2009, respectively.  Boehringer Ingelheim (“Boehringer”) supplied products that accounted for approximately 9%, 10% and 4% of our revenues for our fiscal years ended September 30, 2011, 2010 and 2009, respectively.  Merial Limited (“Merial”), a subsidiary of Sanofi-Aventis, supplies the majority of their products to us under an agency relationship.  Commission revenue generated from Merial products accounted for approximately 47%, 49% and 56% of total commission revenues for our fiscal years ended September 30, 2011, 2010 and 2009, respectively.

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

We have written agreements with approximately 50 of our vendors. Our livestock products agreement with Pfizer provides that we shall supply selected customers in the livestock field with Pfizer products. In return, we are entitled to a fee for logistics. We are not entitled to any rebates under this contract.  We are required to maintain sufficient inventory to meet our anticipated demand on a monthly basis and to store the Pfizer products in accordance with their respective label instructions. Pfizer also reserves the right to sell directly to our customers or any other party. The livestock products agreement has a one-year term that expires on December 31, 2011 and can be terminated by either party with or without cause upon 30 days written notice.  The livestock products agreement is a non-exclusive “buy-sell” contract.

Our equine products marketing agreement with Pfizer provides that we shall distribute certain products to customers in the equine field.  In return, we are entitled to receive certain service incentives and rebates.  We are required to maintain sufficient staffing levels of sales representatives and store and handle inventory under appropriate conditions that will maintain the quality and integrity of the products.  The agreement expires on December 31, 2011 and can be terminated by either party with or without cause upon 30 days prior written notice.  The equine products marketing agreement is a non-exclusive “buy-sell” contract.

Our 2011 strategic brands distribution agreement with Pfizer provides that we shall distribute the Rimadyl, Clavamox and Simplicef products offered by Pfizer.  In return, we are entitled to receive certain service incentives and rebates.  We are required to maintain sufficient staffing levels of sales representatives and store and handle inventory under appropriate conditions that will maintain the quality and integrity of the products.  The agreement expires on December 31, 2012 and can be terminated by Pfizer with or without cause upon 30 days written notice, and either party can terminate the agreement immediately upon written notice for material breach of the contract.  The 2011 strategic brands distribution agreement is a non-exclusive “buy-sell” contract.

Our independent sales agent agreement with Merial provides that we shall sell, market and provide services related to Merial’s companion animal products to the veterinary trade.  In return, we are entitled to receive commissions.  The agreement expires on December 31, 2012 and may be terminated by either party without cause and without penalty upon 120 days prior written notice.  The agreement may also be terminated by either party without cause upon less than 120 days prior written notice; however, financial penalties will apply.  The Agreement does not prohibit MWI from representing products that compete with certain of Merial’s products, particularly those which are used for the treatment and/or control and/or prevention of fleas, ticks or heartworms.  The independent sales agent agreement is an agency contract.

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

Distribution

As of September 30, 2011, we distributed our products from thirteen strategically located distribution centers throughout the United States and one in the United Kingdom.   We completed the move of our distribution center in Harrisburg, Pennsylvania to a larger facility in November 2011.  Also during our fiscal year 2011, we completed the move of our distribution center in Visalia, California to a larger facility.  During our fiscal year 2009, we moved our distribution center from Holland, Michigan to a larger facility in Whitestown, Indiana.  We also moved our distribution center in Grand Prairie, Texas to a larger facility, and consolidated our distribution center in San Antonio, Texas into our new Grand Prairie, Texas distribution center.  As a result of the acquisition of Micro, we now have six additional facilities which are used for the distribution of products.

We maintain inventory levels in our warehouses appropriate to satisfy customer demand for prompt delivery and fulfillment of their product orders. Inventory levels are managed on a daily basis through our information systems. In order to meet the rapid delivery requirements of our customers, we offer next-day delivery service on most of the products we stock in our warehouses. We estimate that as of September 30, 2011, we shipped same day from our warehouses approximately 98% of the dollar value of orders placed by our customers. We currently ship the majority of our orders in the United States through United Parcel Service, Inc. (“UPS”) with the balance of our orders being shipped by our own delivery trucks, regional carriers and other national carriers.  Products shipped out of the Centaur and Micro facilities are primarily shipped by our own delivery trucks.

Competition

The distribution and manufacture of animal health products is highly competitive. We compete with numerous vendors and distributors based on customer relationships, service and delivery, product selection, price and e-commerce capabilities. Most of our products are available from several sources, including other distributors and vendors, and our customers tend to have relationships with several distributors. In addition, our competitors could obtain exclusive rights to distribute certain products, eliminating our ability to distribute those products. Consolidation in the veterinary distribution business could result in existing competitors increasing their market share, which could give them greater pricing power, decrease our revenues and profitability, and increase the competition for customers. Our primary competitors in the United States, excluding vendors, include the following:

•	Animal Health International, Inc.;

•	Butler Schein Animal Health;

•	IVESCO;

•	Midwest Veterinary Supply;

•	Webster Veterinary Supply, a division of Patterson Companies, Inc.; and

•	other national, regional, local and specialty distributors.

The role of the animal health product distributor has changed dramatically during the last decade. Successful distributors are increasingly providing value-added services in addition to the products they have traditionally provided. We believe that to remain competitive we must continue to add value to the distribution channel, while removing unnecessary costs associated with product movement.

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

Seasonality in Operating Results

Our quarterly sales and operating results have varied significantly in the past, and will likely continue to do so in the future. Historically, our total revenues have typically been higher during the spring and fall months due to increased sales of production animal products. The sales of production animal products can vary due to changes in commodity prices and weather patterns (e.g. droughts or seasons of higher precipitation that determine how long cattle will graze) which may also affect seasonality.  Product use cycles for production animal products are directly related to medical procedures performed by veterinarians on production animals during the spring and fall months. These buying patterns can also be affected by vendors’ and distributors’ marketing programs or price increase announcements, which can cause veterinarians to purchase production animal health products earlier than those products are needed. This kind of early purchasing may reduce our sales in the months these purchases would have otherwise been made. See “Risk Factors — Our quarterly operating results may fluctuate significantly, and these fluctuations may cause our stock price to fall.” Additionally, while we accrue rebates as they are earned, our rebates have historically been highest during the quarter ended December 31, since some of our vendors’ rebate programs were designed to include targets to be achieved near the end of the calendar year. This trend has slowed some in recent years due to certain changes in vendor contracts but it still remains our largest quarter for vendor rebates.

Intellectual Property

We have registered with the United States Patent and Trademark Office the marks “MWI,” “MWI Design,” “MWIVET.com,” “VETONE,” “PROXYRx” and “ANIMAL Rx PHARMACY.”    We believe that the MWI mark is well recognized in the animal health products industry and by veterinarians and is therefore a valuable asset of ours.

The assets we acquired in the Micro acquisition include a portfolio of United States and foreign patents and trademarks that Micro relied on to maintain and enhance its competitive position. Our success depends in part on our ability to protect our intellectual property rights. There are always risks that third parties may claim we are infringing upon their intellectual property rights and we could be prevented from selling our products, or suffer significant litigation or licensing expenses as a result of these claims. See “Risk Factors – If third parties claim that we infringe upon their intellectual property rights, our financial results could be adversely affected.” In addition, third parties may infringe upon or design around our intellectual property rights, and we may expend significant resources enforcing our rights or suffer competitive injury with adverse effects on our business and results of operations. See “Risk Factors – Our intellectual property rights may be inadequate to protect our business.”

Employees

As of September 30, 2011, we had 1,077 employees across the United States and 196 employees in the United Kingdom. We have not experienced a shortage of qualified personnel in the past, and believe that we will be able to attract such employees in the future. None of our employees are a party to a collective bargaining agreement, and we consider our relations with our employees to be good.

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

Executive Officers

The following table sets forth the names, ages and titles, as well as a brief account of the business experience, of each person who was an executive officer of the Company as of the date of the filing:

Name	Age	Title
James F. Cleary, Jr.	48	Board Director, President and Chief Executive Officer
Mary Patricia B. Thompson	48	Senior Vice President of Finance and Administration, Chief Financial Officer
Jeffrey J. Danielson	51	Vice President of Sales
John J. Francis	58	Vice President and General Manager of the Specialty Resources Group
James S. Hay	68	Vice President and Chief Information Officer
Bryan P. Mooney	43	Vice President of Operations
Kevin W. Price	43	Vice President of Inventory Management
John R. Ryan	42	Vice President of Marketing

James F. Cleary, Jr. has served as President since March 2000 and Chief Executive Officer since June 2002. Mr. Cleary has also been a member of the board of directors since June 2002. He joined MWI in January 1998 as Director of National Accounts and was promoted to Vice President of Demand Generation in 1999. Mr. Cleary was Vice President of Agri Beef Co., MWI’s former parent, from 1996 to 1998. From 1990 to 1996, Mr. Cleary was employed in management positions with Morrison Knudsen Corporation and its affiliate MK Rail Corporation. Mr. Cleary graduated from Dartmouth College in 1985 with a Bachelor of Arts in Economics and received his Masters of Business Administration from Harvard Business School in 1990. Mr. Cleary is also a manager of Feeders’ Advantage, L.L.C. Mr. Cleary is the brother-in-law of Mr. Robert Rebholtz, a member of our board of directors.

Mary Patricia B. Thompson, CPA has served as Senior Vice President of Finance and Administration, Chief Financial Officer since August 2006, with oversight of finance, regulatory compliance, inventory management, information technology, and human resources.  Prior to August 2006, Ms. Thompson had been the Vice President, Secretary and Chief Financial Officer since June 2002. Ms. Thompson joined Agri Beef Co. in 1989 as the Feedlot and Commodity Division Controller. In September 1991, Ms. Thompson was promoted to Controller of MWI Veterinary Supply Co., then a wholly-owned subsidiary of Agri Beef Co. Prior to joining Agri Beef Co., Ms. Thompson worked for Arthur Andersen LLP from 1985 to 1989, where she provided auditing and accounting services. Ms. Thompson graduated from the University of Idaho in 1985, summa cum laude, with a Bachelor of Science in Accounting. Ms. Thompson is a licensed Certified Public Accountant in the state of Idaho. Ms. Thompson is a member of the board of directors and past-president of the American Veterinary Distributors Association.  Ms. Thompson is also a member of the University of Idaho College of Business and Economics Advisory Board.

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

Kevin W. Price was promoted to Vice President of Inventory Management on October 1, 2011. From 2003 to 2011, Mr. Price served as Purchasing Manager.  In 1998, Mr. Price was promoted to Food Animal Product Manager.  Mr. Price joined MWI in April 1989 in our Nampa distribution center. Mr. Price graduated from Northwest Nazarene University in 2010 with a Bachelor of Science in Business Administration.  In 2007, Mr. Price filed for bankruptcy under Chapter 13 of the United States Bankruptcy Code, and Mr. Price has informed the Company that he is performing his obligations in full under the plan.  Mr. Price has also informed the Company that he intends to make additional payments outside of the plan so that his legitimate creditors will be paid in full when all payments are completed.

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

Our future revenues and results of operations may significantly fluctuate due to a combination of factors, many of which are outside of management’s control. The most notable of these factors include:

•	the impact of vendor consolidation on our business;

•	changes in or availability of vendor contracts or rebate programs;

•	transitional challenges associated with acquisitions, including the failure to achieve anticipated synergies;

•	vendor rebates based upon attaining certain growth goals;

•	changes in the way vendors introduce/deliver products to market;

•	exclusivity requirements with certain vendors that may prohibit us from distributing competing products manufactured by other vendors;

•	risks associated with our international operations;

•	financial risks associated with acquisitions;

•	the impact of general economic trends on our business;

•	the recall of a significant product by one of our vendors;

•	extended shortage or backorder of a significant product by one of our vendors;

•	seasonality;

•	the timing and effectiveness of marketing programs or price changes offered by our vendors;

•	the timing of the introduction of new products and services by our vendors;

•	our intellectual property rights may be inadequate to protect our business;

•	the ability to borrow on our revolving credit facility, extend the terms of our revolving credit facility or obtain alternative financing on favorable terms or at all;

•	risks from potential increases in variable interest rates;

•	the impact of tightening credit standards and/or access to credit on behalf of our customers and suppliers;

•	unforeseen litigation;

•	a disruption caused by adverse weather or other natural conditions;

•	inability to ship products to the customer as a result of technological or shipping disruptions; and

•	competition.

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

In the past two years, there have been two large acquisitions affecting our largest vendors.  In October 2009, Pfizer completed its acquisition of Wyeth.  Pfizer and Fort Dodge, a division of Wyeth, were our two largest vendors as measured by our revenues at the time of that acquisition.  In November 2009, Merck and Schering-Plough completed their merger under which Merck acquired all of the outstanding stock of Schering-Plough. These were two of our largest vendors at the time of the merger.  Additionally, on July 7, 2011, Pfizer, who is our largest vendor as measured by our revenues, issued a press release stating that they were considering a spin-off, sale or other transaction of their animal health business.

The surviving companies from these types of transactions could end up with higher market shares with respect to certain animal health products, and they could use their increased leverage in the channel to negotiate terms with distributors that are materially worse to the distributor than the terms that we have been able to negotiate with the companies individually while they were competing with each other. There is also a possibility of product disruption as these companies integrate their operations which could adversely impact our financial results.  Further consolidation among animal health products vendors could result in our vendors further increasing their market share, which could give vendors greater pricing power and make it easier for such vendors to sell their products directly to animal health customers, both of which could decrease our net sales and profitability.

Our business, financial condition and results of operations depend upon maintaining our relationships with vendors.

    We currently do not manufacture the vast majority of our products and are dependent on our vendors for our supply of products. Our ten largest vendors supplied products that accounted for approximately 71%, 71% and 74% of our revenues for the fiscal years ended September 30, 2011, 2010 and 2009, respectively. Pfizer supplied products that accounted for approximately 24%, 25% and 24% of our revenues for our fiscal years ended September 30, 2011, 2010 and 2009, respectively. Of the Pfizer supplied products, production animal products under a livestock agreement accounted for approximately 13%, 12% and 14% of our revenues for our fiscal years ended September 30, 2011, 2010 and 2009, respectively.  Merck, formerly known as Intervet/Schering-Plough, supplied products that accounted for approximately 11%, 10% and 11% of our revenues for our fiscal years ended September 30, 2011, 2010 and 2009, respectively.  Boehringer supplied products that accounted for approximately 9%, 10% and 4% of our revenues for our fiscal years ended September 30, 2011, 2010 and 2009, respectively. Merial, a subsidiary of Sanofi-Aventis, supplies the majority of their products under an agency relationship.  Commission revenue generated from Merial products accounted for approximately 47%, 49% and 56% of total commission revenues for our fiscal years ended September 30, 2011, 2010 and 2009, respectively.

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

Some of our current and future vendors may decide to compete with us in the future by pursuing or increasing their efforts in direct marketing and sales of their products. These vendors could sell their products at lower prices and maintain a higher gross margin on their product sales than we can. In this event, veterinarians or animal owners may elect to purchase animal health products directly from these vendors.  As an example of this type of event, we were a sales agent for a pet food line for most of fiscal year 2011 that we will not represent in fiscal year 2012 because that manufacturer chose to sell their products direct and not through sales agents.  Increased competition from any vendor of animal health products could significantly reduce our market share and adversely impact our financial results.

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

Our quarterly revenues and operating results have varied significantly in the past, and may continue to do so in the future. While we accrue rebates from vendors as they are earned, our rebates have historically been highest during the quarter ended December 31, since most of our vendors’ rebate programs were designed to include targets to be achieved during the calendar year.  Historically, our revenues have been seasonal, with peak sales in the spring and fall months. The seasonal nature of our business is directly tied to the buying patterns of veterinarians for production animal health products used for certain medical procedures performed on production animals during the spring and fall months. These buying patterns can also be affected by vendors’ and distributors’ marketing programs or price increase announcements, which can cause veterinarians to purchase production animal health products earlier than those products are used. This kind of early purchasing may reduce our sales in the months these purchases would have otherwise been made. Additionally, the production animal market can be affected by volatility in commodity prices such as milk, corn, grain and feeder cattle, changes in weather patterns (e.g. droughts or seasons of higher precipitation that determine how long cattle will graze) or a change in the general economy, which can shift the timing of when animals are treated and to what extent they are treated.  This shift in treatment may have a significant impact on the timing of purchases.  While companion animal products tend to have a different product use cycle than production animal health products, and approximately two-thirds of our revenues have been generated from sales to the companion animal market, we cannot assure you that our revenues and operating results will not continue to fluctuate on a quarter-to-quarter basis. We believe period-to-period comparisons of our results of operations are not necessarily meaningful as our future revenue and results of operations may vary substantially. It is also possible that in future quarters our results of operations will be below the expectations of securities analysts and investors. In either case, the price of our common stock could decline, possibly materially.

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

The market for veterinary distribution services is highly competitive, continually evolving and subject to technological change. We compete with numerous vendors and distributors based on customer relationships, service and delivery, product selection, price and e-commerce capabilities.  Our primary competitors in the United States, excluding vendors, include the following:

•	Animal Health International, Inc;

•	Butler Schein Animal Health;

•	IVESCO;

•	Midwest Veterinary Supply;

•	Webster Veterinary Supply, a division of Patterson Companies, Inc.; and

•	other national, regional, local and specialty distributors.

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

We may not be able to establish or maintain relationships with key vendors in the animal health industry if we have established relationships with competitors of these key vendors. We have written agreements with approximately 50 of our vendors. Some of our agreements with vendors are for one-year periods. Upon expiration, we may not be able to renew our existing agreements on favorable terms, or at all.

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

Our business may be materially adversely affected by negative trends in the general economy that could reduce consumer discretionary spending on animal health products and reduce or eliminate sources of credit available to our customers. Levels of consumer spending have recently deteriorated significantly in the United States and may remain depressed for the foreseeable future.  Some of the factors that could influence the levels of consumer spending include continuing increases in fuel and other energy costs, conditions in the residential real estate and mortgage markets, unemployment levels, healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior.  In addition, volatility in commodity prices such as milk, corn, grain and feeder cattle, changes in weather patterns (e.g. droughts or seasons of higher precipitation that determine how long cattle will graze) and changes in the general economy may adversely impact the amount spent by animal owners in the production animal market.  Such volatility and/or tightening of credit available to our customers could further deteriorate the financial condition of our customers, and may ultimately lead our customers to reduce their working capital available to purchase our products.

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

We often purchase products from our vendors under agreements that typically have a term of one year and can be terminated on a periodic basis. There can be no assurance, however, that our vendors will be able to meet their obligations under these agreements or that we will be able to compel them to do so. Risks of relying on vendors include:

- If an existing agreement expires or a certain product line is discontinued or recalled, then we would not be able to continue to offer our customers the same breadth of products and our sales and operating results would likely suffer unless we are able to find an alternate supply of a similar product.

- If market demand for our products increases suddenly, our current vendors might not be able to fulfill our commercial needs, which would require us to seek new manufacturing arrangements or find new sources of supply, and may result in substantial delays in meeting market demand. If we consistently generate more demand for a product than a given vendor is capable of handling, it could lead to large backorders and potentially lost sales to competitive products that are more readily available.

- We may not be able to control or adequately monitor the quality of products we receive from our vendors. Poor quality products could damage our reputation with our customers.

- Some of our third party vendors are subject to ongoing periodic unannounced inspection by regulatory authorities, including the FDA, the USDA, the EPA, the DEA and the PDMA, as well as other federal and state agencies for compliance with strictly enforced regulations. We do not have control over our vendors’ compliance with these regulations and standards. Violations could potentially lead to interruptions in supply that could lead to lost sales to competitive products that are more readily available.

- If a vendor is unable to obtain the necessary credit to manage their business, they may not be able to deliver their products to us.

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

Our two largest customers, Banfield and Feeders’ Advantage (a related party), accounted for approximately 6% and 4%, respectively, of our product sales for our fiscal year ended September 30, 2011, 9% and 4%, respectively, of our product sales for our fiscal years ended September 30, 2010 and 11% and 5%, respectively, of our product sales for our fiscal years ended September 30, 2009. Our ten largest customers, excluding Banfield and Feeders’ Advantage, accounted for approximately 3%, 5% and 5% of our product sales for our fiscal years ended September 30, 2011, 2010 and 2009, respectively. Our business and results of operations could be adversely affected if the business of these customers was lost. We cannot guarantee that we will maintain or improve our relationships with these customers or that we will continue to supply these customers at current levels. Banfield, Feeders’ Advantage and other customers may seek to purchase some of the products that we currently sell directly from the vendors or from one or more of our competitors. Furthermore, our customers are not required to purchase any minimum amount of products from us. The loss of Banfield or Feeders’ Advantage or deterioration in our relations with either of them could significantly affect our financial condition and results of operations. Additionally, deterioration in the financial condition of one or more of our customers could have a material adverse effect on our results of operations.

Increases in over-the-counter sales of animal health products could adversely affect our business.

We rely, and will continue to rely, on animal owners who purchase their animal health products directly from veterinarians, which we refer to as the ethical channel. There can be no assurance that animal owners will continue to use the ethical channel with the same frequency as they have in the past, and will not increasingly purchase animal health products from sources other than veterinarians, such as the Internet, human or Internet pharmacies and other over-the-counter channels. Increased competition from any distributor of animal health products making use of an over-the-counter channel could significantly reduce our market share and adversely impact our financial results.

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

Our information systems are dependent on third party software, global communications providers, telephone systems and other aspects of technology and Internet infrastructure that are susceptible to failure. Though we have implemented security measures and some redundant systems, our customer satisfaction and our business could be harmed if we or our vendors experience any system delays, failures, loss of data, power outages, computer viruses, break-ins, unauthorized access by competitors or similar disruptions. We currently process all customer transactions and data at our facilities in Boise, Idaho. Although we have safeguards for emergencies, including, without limitation, sophisticated back-up systems, the occurrence of a major catastrophic event or other system failure at any of our distribution facilities could interrupt data processing or result in the loss of stored data. This may result in the loss of customers or a reduction in demand for our services. Only some of our systems are fully redundant and although we do carry business interruption insurance, it may not be sufficient to compensate us for losses that may occur as a result of system failures. If a disruption occurs, our profitability and results of operations may suffer.

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

Our acquired technology or developed technology may not be successful in gaining new customers or the technology may fail to produce its intended results.

The process of acquiring or developing new technology products and solutions is inherently complex and uncertain. It requires accurate anticipation of customers’ changing needs and emerging technological trends. We must make long-term investments and commit significant resources before knowing whether these investments will eventually result in products or services that achieve customer acceptance and generate the revenues required to provide desired returns. If we fail to accurately anticipate and meet our customers’ needs through the development of new products and technologies and service offerings or if we fail to adequately protect our intellectual property rights or if our new products are not widely accepted or if our current or future products fail to meet applicable worldwide regulatory requirements, we could lose market share and customers to our competitors and that could materially adversely affect our results of operations and financial condition.  Additionally, we face the risk of claims from system users that the systems failed to produce the intended result and/or that the systems caused negative performance of the customer’s animals or overall operation of the customer’s business.  Any such claims, even those without merit, could be expensive and  time consuming to defend, cause us to lose a customer and the associated revenue, divert management’s attention and resources or require us to pay damages.

If third parties claim that we infringe upon their intellectual property rights, our financial results could be adversely affected.

We face the risk of claims that we have infringed third parties’ intellectual property rights, including trademarks, trade names, and patents. Third parties may claim that our proprietary branded products infringe their trademarks and/or trade names; that our consultative services infringe a patented machine, process, or business method; and/or that our products infringe such third parties’ patented animal health products.  We have not conducted an independent review of trademarks or patents issued to third parties. The large number of trademarks and patents, the rapid rate of new trademark and patent issuances, the complexities of the technology involved in patents and uncertainty of litigation increase the risk of business assets and management’s attention being diverted to intellectual property litigation.

Any claims of patent or other intellectual property infringement, even those without merit, could:

•	be expensive and time consuming to defend;
•	cause us to cease making, licensing or using products or services that incorporate the challenged intellectual property;
•	require us to redesign, reengineer, or rebrand our products or packaging, if feasible;
•	divert management’s attention and resources; or
•	require us to enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property.

Any royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all. A successful claim of infringement against us could result in our being required to pay significant damages, enter into costly license or royalty agreements, or stop the sale of certain products, any of which could have a negative impact on our financial results and harm our future prospects.

Our intellectual property rights may be inadequate to protect our business.

We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as licensing agreements and third-party nondisclosure and assignment agreements. Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business.

           We rely on our trademarks, trade names, service marks and brand names to distinguish our proprietary branded products and services from the products and services of our competitors, and have registered or applied to register many of these trademarks and servicemarks. We cannot assure you that our trademark and servicemark applications will be approved. Third parties may also oppose our trademark and servicemark applications, or otherwise challenge our use of the trademarks and servicemarks. In the event that our marks are successfully challenged, we could be forced to rebrand our proprietary branded products and services, which could result in loss of brand recognition, and could require us to devote resources to advertise and market new brands. Further, we cannot assure you that competitors will not infringe upon our marks, or that we will have adequate resources to enforce our marks.

         The pursuit and assertion of patent rights involve complex legal and factual determinations and, therefore, are characterized by some uncertainty.  In addition, the laws governing patentability and the scope of patent coverage continue to evolve.  As a result, we cannot assure you patents will be issued from any of our patent applications.  The scope of any of our patents, if issued, may not be sufficiently broad to offer meaningful protection. In addition, our patents, if they are issued, may be successfully challenged, invalidated, circumvented or rendered unenforceable so that our patent rights might not create an effective competitive barrier for certain of our niche products. Further, we cannot assure you that competitors will not infringe upon our patent, or that we will have adequate resources to enforce our patent.

We also rely on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements. We cannot assure you that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information.  Our inability to maintain the proprietary nature of our technologies for any reason could have a material adverse effect on our business.

If our proprietary branded products infringe on the intellectual property rights of others, we may be required to indemnify our customers for any damages they suffer.

Third parties may assert infringement claims against our customers. These claims may require us to initiate or defend protracted and costly litigation on behalf of our customers, regardless of the merits of these claims. If any of these claims succeed, we may be forced to pay damages on behalf of our customers or may be required to obtain licenses for the products they use. If we cannot obtain all necessary licenses on commercially reasonable terms, our customers may be forced to stop using our products.

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

Any borrowings on the revolving credit facility will be at variable rates of interest and expose us to interest rate risk based on market rates. If interest rates increase, our debt service obligations on any future variable rate indebtedness that we may incur on our revolving credit facility would increase even if the amount borrowed remained the same, and our net income and cash available for servicing our indebtedness would decrease. Our variable rate debt as of September 30, 2011 was $2.9 million (comprised of revolving credit facilities). As of October 31, 2011, our variable rate debt on our revolving credit facilities was $46.9 million, primarily due to the funding of the Micro acquisition. Our interest expense for fiscal year 2011 was approximately $0.7 million and was approximately $0.5 million for fiscal year 2010. A 1% increase in the average interest rate would not have a material impact on our operations assuming our current level of debt.  However, if we had to borrow additional funds to operate our business, the change in interest rates could affect our operations.   See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The table below provides a summary of the Company’s principal facilities as of September 30, 2011:

Location	Total Square Feet	(1)	Own or Lease	Principal Function (3)
Boise, Idaho	62,000		Own	Headquarters and call center
Edwardsville, Kansas	135,000		Lease	Distribution center and pharmacy
Castle Cary, England	84,000		Own	Centaur office, call center and distribution center
Visalia, California	81,000		Lease	Distribution center and veterinary food-animal drug retailer
Denver, Colorado	75,000		Lease	Distribution center and call center
Grand Prairie, Texas	70,000		Lease	Distribution center, call center and pharmacy
Atlanta, Georgia	41,000		Lease	Distribution center
Harrisburg, Pennsylvania	40,000	(2)	Lease	Distribution center and pharmacy
Whitestown, Indiana	40,000		Lease	Distribution center and pharmacy
Nampa, Idaho	36,000		Lease	Distribution center and pharmacy
Fife, Washington	30,000		Lease	Distribution center
Orlando, Florida	30,000		Lease	Distribution center
Clear Lake, Wisconsin	25,000		Lease	Distribution center and call center
Sioux Falls, South Dakota	23,000		Own	Distribution center, call center and pharmacy
Glendale, Arizona	20,000		Lease	Distribution center
Sturbridge, Massachusetts	15,000		Lease	Securos office and call center
Letchworth, England	9,000		Lease	Centaur shipping depot
Stoke, England	8,000		Lease	Centaur shipping depot
Holland, Michigan	5,000		Lease	Call center
Omaha, Nebraska	4,000		Lease	Call center
Sioux City, Iowa	3,000		Lease	Call center
Ivybridge, England	2,000		Lease	Centaur shipping depot

(1) Rounded to the nearest thousand square feet.
(2) In November 2011, we moved into a larger distribution center which has been leased in Harrisburg, Pennsylvania with 111,000 square feet.
(3) As a result of the acquisition of Micro, we now have facilities in Amarillo, Texas; Abilene, Texas; Elm Creek, Nebraska; Great Bend, Kansas; Scott City, Kansas; and Sequin, Texas.

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

	Common Stock Price
	High	Low
Fiscal Year Ended September 30, 2010
First Quarter	$41.30	$34.06
Second Quarter	$45.00	$36.21
Third Quarter	$51.99	$40.02
Fourth Quarter	$58.74	$46.04
Fiscal Year Ended September 30, 2011
First Quarter	$65.84	$54.61
Second Quarter	$80.86	$59.95
Third Quarter	$86.99	$76.82
Fourth Quarter	$90.24	$65.31

At the close of business on November 14, 2011, we had 12,717,354 shares of common stock issued and outstanding.  As of that date, there were 300 registered holders of record.  This does not reflect beneficial stockholders who hold their stock in nominee or “street” name through brokerage firms.

We have not paid or declared any dividends on our common stock and do not anticipate paying any dividends on our common stock in the foreseeable future. We intend to retain future earnings to finance the ongoing operations and growth of our business. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on conditions at that time, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.  The information contained under the heading “Equity Compensation Plan Information” in Item 12 of this Form 10-K is incorporated herein by reference.

The table below provides information concerning our repurchase of shares of our common stock during the fourth quarter ended September 30, 2011.

Issuer Purchases of Equity Securities

				Total Number of	Maximum Number (or
	Total			Shares Purchased	Approximate Dollar
	Number		Average	as Part of Publicly	Value) of Shares that May
	of Shares		Price Paid	Announced Plans	Yet Be Purchased Under
Period	Purchased		per Share	or Programs	the Plans or Programs
July 1 to July 31, 2011	—		—	—	—
August 1 to August 31, 2011	327	(1)	$81.24	—	—
September 1 to September 30, 2011	3,901	(1)	$69.25	—	—
Total	4,228		$70.18	—	—

(1) These shares were withheld upon the vesting of employee stock grants in connection with payment of required withholding taxes.

The graph below compares the cumulative total stockholder return on $100 invested at the market close on September 30, 2006 through and including September 30, 2011, the last trading day before the end of our most recently completed fiscal year, with the cumulative total return of the same time period on the same amount invested in the Russell 2000 Index, the Standard and Poor’s SmallCap 600 Index and a Peer Group Index, consisting of 10 companies that compete or operate in a comparable industry as the Company. The chart below the graph sets forth the actual numbers depicted on the graph.

220.00
200.00
180.00
160.00
140.00
120.00
100.00
80.00
9/30/2006
9/30/2007
9/30/2008
9/30/2009
9/30/2010
9/30/2011
MWI
S&P SmallCap 600 Index
Russell 2000 Index
Peer Group

	9/30/2006	9/30/2007	9/30/2008	9/30/2009	9/30/2010	9/30/2011
MWI Veterinary Supply, Inc.	$100.00	$112.59	$117.18	$119.15	$172.14	$203.46
S&P SmallCap 600 Index	100.00	113.89	97.01	85.38	96.44	95.59
Russell 2000 Index	100.00	111.01	93.66	83.28	93.18	88.78
Peer Group(1)	100.00	112.31	105.73	106.70	112.41	111.13

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

	Year Ended September 30,
	2011	2010	2009	2008	2007

	(In thousands, except per share data)
Revenues:
Product sales	$1,489,500	$1,169,545	$880,703	$778,953	$664,351
Product sales to related party	55,185	43,017	46,406	39,452	36,122
Commissions	20,655	16,780	14,223	12,959	9,632
Total revenues	1,565,340	1,229,342	941,332	831,364	710,105

Cost of product sales	1,359,755	1,064,339	806,677	711,812	607,756
Gross profit	205,585	165,003	134,655	119,552	102,349

Selling, general and administrative expenses	130,656	105,793	90,827	84,123	73,215
Depreciation and amortization	6,263	4,992	3,365	3,078	2,424
Operating income	68,666	54,218	40,463	32,351	26,710

Other income (expense):
Interest expense	(741)	(539)	(242)	(265)	(545)
Earnings of equity method investees	268	220	230	179	169
Other	507	427	540	642	756
Total other income (expense)	34	108	528	556	380

Income before taxes	68,700	54,326	40,991	32,907	27,090
Income tax expense	(26,120)	(20,886)	(16,086)	(12,990)	(10,215)
Net income	$42,580	$33,440	$24,905	$19,917	$16,875

Earnings per common share:
Basic	$3.42	$2.73	$2.06	$1.65	$1.43
Diluted	$3.40	$2.70	$2.02	$1.62	$1.40

Weighted average common shares outstanding:
Basic	12,464	12,241	12,088	12,053	11,764
Diluted	12,513	12,395	12,306	12,301	12,044

	As of September 30,
	2011	2010	2009	2008	2007
	(In thousands)

Cash	$606	$911	$14,302	$3,419	$8,599
Total assets	504,219	467,932	337,919	314,805	267,194
Total debt	4,170	14,724	97	194	292
Total stockholders’ equity	292,810	246,787	207,927	181,003	160,011

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Historically, we estimate that approximately two-thirds of our total revenues have been generated from sales to the companion animal market and one-third from sales to the production animal market. While we expect that the majority of our business will continue to be generated from the companion animal market, we expect that the product mix will shift to an increasing amount of our revenues being generated from sales to the production animal market as a result of the Micro acquisition. The state of the overall economy in both the United States and United Kingdom and consumer spending have impacted both the companion animal and production animal markets, with tightening credit markets, volatile commodity prices in milk, grain, corn and feeder cattle, and changes in weather patterns (e.g. droughts or seasons of higher precipitation) also affecting demand in the production animal market.  Both the companion animal and production animal markets have been integral to our financial results and we intend to continue supporting both markets.

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

Product sales in the production animal market in both the United States and United Kingdom are impacted by volatility in commodity prices such as milk, corn, grain and feeder cattle, changes in weather patterns (e.g. droughts or seasons of higher precipitation that determine how long cattle will graze) and changes in the general economy.  Milk price declines in the dairy market have a significant impact on dairy farmers.  This creates cash-flow challenges for these farmers and in turn, could impact the time it takes for us to collect our outstanding accounts receivable from these customers as well as affect the overall collectability of these accounts.  However, we still believe that it is important to our business to service this market and we intend to continue to support production animal veterinarians with a broad range of products and value-added services. Historically, sales in this market have been largely driven by spending on animal health products to improve productivity, weight gain and disease prevention, as well as a growing focus on food safety.

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

Some of our current and future vendors may decide to compete with us in the future by pursuing or increasing their efforts in direct marketing and sales of their products. These vendors could sell their products at lower prices and maintain a higher gross margin on their product sales than we can. In this event, veterinarians or animal owners may elect to purchase animal health products directly from these vendors.  As an example of this type of event, we were a sales agent for a pet food line for most of fiscal year 2011 that we will not represent in fiscal year 2012 because that manufacturer chose to sell their products direct and not through sales agents.

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

Total Revenues. Our total revenues increased from $710,105 for our fiscal year ended September 30, 2007 to $1,565,340 for our fiscal year ended September 30, 2011. Our revenue growth has been driven primarily from internal growth and, to a lesser extent, selective acquisitions and our ability to offer a broad product selection at competitive prices with high levels of customer service and support and an expansion in the number of veterinary practices to which we distribute products. We have continually added new vendor relationships to expand our product offering and field sales representatives to increase our customer reach, principally in the Southeast, Northeast and Midwest regions of the United States.

Operating Expenses. Our selling, general and administrative expenses increased from $73,215 for our fiscal year ended September 30, 2007 to $130,656 for our fiscal year ended September 30, 2011. Selling, general and administrative expenses consist mainly of compensation and benefits, warehouse operating supplies, occupancy and location expenses and other general corporate expenses. Our selling, general and administrative expenses as a percentage of total revenues were 10.3% for our fiscal year ended September 30, 2007, compared to 8.3% for the same period in 2011.

Acquisitions. In February 2010, we acquired all of the share capital of Centaur.  Based in Castle Cary, England, Centaur is a distributor of animal health products to veterinarians in the United Kingdom.

On March 21, 2011, we acquired substantially all of the assets of Nelson.  Nelson was a distributor of animal health products to over 1,100 veterinary practices, primarily in the Midwestern United States.  This acquisition allows us to better serve our customers in this region of the United States.

Fair values of the assets acquired and liabilities assumed as a result of these acquisitions are discussed in Note 3 “Business Acquisitions” to the consolidated financial statements.

On October 31, 2011, subsequent to our fiscal year end, we acquired substantially all of the assets of Micro Beef Technologies, Ltd. (“Micro”).  Micro is a value-added distributor to the production animal market, including the distribution of micro feed ingredients, pharmaceuticals, vaccines, parasiticides, supplies, and other animal health products.  Micro also is a leading innovator of proprietary, computerized management systems for the production animal market.

The assets acquired and the certain liabilities assumed relate to (a) the development and implementation of proprietary computerized systems for feed, health, information and production animal management which include individual animal identification and management, food safety assurance, trace back and process verification systems, (b) ongoing research and development of such systems, and (c) the distribution and sale of micro feed ingredients, animal health products and dairy sanitation solutions.

Results of Operations

The following tables summarize our historical results of operations for our fiscal years ended September 30, 2011, 2010 and 2009.

	Year Ended September 30,
	2011	%	2010	%	2009	%
	(In thousands, except per share data)
Revenues:
Product sales	$1,489,500	95.2%	$1,169,545	95.1%	$880,703	93.6%
Product sales to related party	55,185	3.5%	43,017	3.5%	46,406	4.9%
Commissions	20,655	1.3%	16,780	1.4%	14,223	1.5%
Total revenues	1,565,340	100.0%	1,229,342	100.0%	941,332	100.0%

Cost of product sales	1,359,755	86.9%	1,064,339	86.6%	806,677	85.7%
Gross profit	205,585	13.1%	165,003	13.4%	134,655	14.3%

Selling, general and administrative expenses	130,656	8.3%	105,793	8.6%	90,827	9.6%
Depreciation and amortization	6,263	0.4%	4,992	0.4%	3,365	0.4%
Operating income	68,666	4.4%	54,218	4.4%	40,463	4.3%

Other income (expense):
Interest expense	(741)	0.0%	(539)	0.0%	(242)	0.0%
Earnings of equity method investees	268	0.0%	220	0.0%	230	0.0%
Other	507	0.0%	427	0.0%	540	0.1%
Total other income (expense)	34	0.0%	108	0.0%	528	0.1%

Income before taxes	68,700	4.4%	54,326	4.4%	40,991	4.4%
Income tax expense	(26,120)	-1.7%	(20,886)	-1.7%	(16,086)	-1.7%
Net income	$42,580	2.7%	$33,440	2.7%	$24,905	2.7%

Earnings per common share:
Basic	$3.42		$2.73		$2.06
Diluted	$3.40		$2.70		$2.02

Weighted average common shares
outstanding:
Basic	12,464		12,241		12,088
Diluted	12,513		12,395		12,306

Fiscal 2011 Compared to Fiscal 2010

Total Revenues. Total revenues increased $335,998, or 27.3%, to $1,565,340 for the fiscal year ended September 30, 2011 from $1,229,342 for the fiscal year ended September 30, 2010. Revenue growth in the United States was 21.5% as compared to the fiscal year ended September 30, 2010.  Revenue growth in the United Kingdom was 68.0% as we owned Centaur for the full fiscal year compared to approximately eight months in the same period in the prior fiscal year.  The growth in organic revenues in the United States came primarily from increased business as a result of the bankruptcy and liquidation of a competitor that is no longer in business, growth from our e-commerce platform, the addition of new flea, tick and heartworm products, the acquisition of Nelson and the addition of sales representatives over the past twelve months. Organic revenues in the United States attributable to new customers represented approximately 53% of the growth in total revenues during the fiscal year ended September 30, 2011. Organic revenues in the United States attributable to existing customers represented approximately 47% of the growth in total revenues during the fiscal year ended September 30, 2011. For the purpose of calculating growth rates of new and existing customer revenue, we have defined a new customer as a customer that did not purchase product from us in the corresponding fiscal quarter of the prior year, with the remaining customer base being considered an existing customer.  Revenues from new customers for each fiscal quarter are summed to arrive at the estimated year-to-date revenue for new customers.

Commission revenues increased $3,875, or 23.1%, to $20,655 for the fiscal year ended September 30, 2011 from $16,780 for the fiscal year ended September 30, 2010.  The increase of commission revenues was due to the increase in gross agency billings of $42,971, or 13.1%, to $371,024 for the fiscal year ended September 30, 2011 from $328,053 for the fiscal year ended September 30, 2010.  Additionally, the growth in commissions included the achievement of an incentive from one of our vendors during the fiscal year ended September 30, 2011, which was not achieved in the prior fiscal year.

Gross Profit. Gross profit increased $40,582, or 24.6%, to $205,585 for the fiscal year ended September 30, 2011 from $165,003 for the fiscal year ended September 30, 2010. The change in gross profit is primarily a result of increased total revenues as discussed above including the additional gross profit from Centaur for the full fiscal year as compared to approximately eight months in the prior fiscal year.  Gross profit as a percentage of total revenues was 13.1% and 13.4% for the fiscal years ended September 30, 2011 and 2010, respectively.  Gross profit as a percentage of total revenues decreased partially due to the addition of Centaur as well as a slight decrease in the gross margin in the United States.  The gross margin is impacted by the addition of Centaur because Centaur's gross profit as a percentage of total revenues is generally lower than MWI's, which serves to reduce the overall gross margin of the consolidated Company when compared to our results for the same period in the prior year.  Vendor rebates increased by $2,362 for the fiscal year ended September 30, 2011 as compared to the fiscal year ended September 30, 2010.  This increase in vendor rebates was primarily due to revenue growth achieved during the fiscal year.

Selling, General and Administrative Expenses (“SG&A”). SG&A increased $24,863, or 23.5%, to $130,656 for the fiscal year ended September 30, 2011 from $105,793 for the fiscal year ended September 30, 2010. This increase was primarily due to the addition of Centaur’s operating expenses for the full fiscal year compared to approximately eight months in the prior fiscal year, increased compensation and benefits costs and increased bank service fees.  Also included in the increase in SG&A expenses are the direct acquisition-related expenses of $861 incurred in connection with acquisitions.  SG&A as a percentage of revenue was 8.3% for the fiscal year ended September 30, 2011 and 8.6% for the fiscal year ended September 30, 2010.  SG&A expenses as a percentage of total revenues decreased due, in part, to the addition of Centaur because Centaur’s SG&A expenses as a percentage of total revenues are generally lower than MWI’s, which serves to reduce the overall SG&A expenses as a percentage of total revenues when compared to our results for the same period in the prior year.

Depreciation and Amortization. Depreciation and amortization expense increased $1,271, or 25.5%, to $6,263 for the fiscal year ended September 30, 2011 from $4,992 for the fiscal year ended September 30, 2010. The increase was primarily due to the acquisition of Centaur plus capital expenditures during the year including an office building purchased in Boise, Idaho for our headquarters, equipment for our new distribution center in Visalia, California and other distribution center technology.

Other Income/Expenses. Other income decreased $74, or 67.7%, to $34 for the fiscal year ended September 30, 2011 from $108 for the fiscal year ended September 30, 2010. The decrease in other income was primarily due to an increase in interest expense during the fiscal year ended September 30, 2011 as compared to the same period in the prior year. This was primarily due to a higher average outstanding balance during the fiscal year ended September 30, 2011 on our revolving credit facility compared to the fiscal year ended September 30, 2010 due to borrowings incurred to finance the acquisition of Centaur and Nelson, capital expenditures and an investment made in Cubex LLC, a technology based inventory management business.

Income Tax Expense. Our effective tax rate was 38.0% for the fiscal year ended September 30, 2011 and 38.4% for the fiscal year ended September 30, 2010.  This decrease was primarily due to the impact of the Centaur acquisition that contributed additional earnings at a lower effective tax rate.  Additionally, there was a lower international enacted tax rate change during the quarter ended September 30, 2011.

Fiscal 2010 Compared to Fiscal 2009

Total Revenues. Total revenues increased $288,010, or 30.6%, to $1,229,342 for the fiscal year ended September 30, 2010 from $941,332 for the fiscal year ended September 30, 2009. Of the 30.6% increase in revenues, 14.1% was due to organic growth in the United States and 16.5%, or $155,116 was from the acquisition of Centaur.  The organic growth was partially due to the increase in revenues, starting in our second fiscal quarter, from the sale of flea, tick and heartworm products that we did not sell in the same period of the prior fiscal year due to our previously exclusive arrangement with Merial.  Certain new flea, tick and heartworm products that we now distribute are sold under “buy/sell” arrangements while most flea, tick and heartworm products in the past were sold under an agency agreement.  The product sales under a “buy-sell” arrangement results in greater revenue than product sales under an agency arrangement because we recognize product sales under a “buy-sell” arrangement as total sales net of estimated product returns and sales tax, whereas we only recognize commission revenue in product sales under an agency relationship.  The organic growth was also due to the fact that, starting in the latter part of our third fiscal quarter, certain of our existing customers as well as new customers placed additional orders with us when their primary supplier was no longer able to meet their needs.  Organic revenues attributable to new customers represented approximately 62% of the growth in total revenues during the fiscal year ended September 30, 2010. Organic revenues attributable to existing customers represented approximately 38% of the growth in total revenues during the fiscal year ended September 30, 2010. For the purpose of calculating growth rates of new and existing customer revenue, we have defined a new customer as a customer that did not purchase product from us in the corresponding fiscal quarter of the prior year, with the remaining customer base being considered an existing customer.  Revenues from new customers for each fiscal quarter are summed to arrive at the estimated year-to-date revenue for new customers.

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

Selling, General and Administrative Expenses. SG&A increased $14,966, or 16.5%, to $105,793 for the fiscal year ended September 30, 2010 from $90,827 for the fiscal year ended September 30, 2009. This increase was primarily due to the addition of Centaur’s operating expenses starting from the acquisition date and increased compensation and benefits costs, partially offset by a decrease in our bad debt expense as a result of payments made by certain customers.  Also included in the increase in SG&A expenses are the direct acquisition-related expenses of $1,100 incurred in connection with the acquisition of Centaur.  SG&A as a percentage of revenue was 8.6% for the fiscal year ended September 30, 2010 and 9.6% for the fiscal year ended September 30, 2009.  SG&A expenses as a percentage of total revenues decreased due, in part, to the addition of Centaur because Centaur’s SG&A expenses as a percentage of total revenues are generally lower than MWI’s, which serves to reduce the overall SG&A expenses as a percentage of total revenues when compared to our results for the same period in the prior year.

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

Income Tax Expense. Our effective tax rate was 38.4% for the fiscal year ended September 30, 2010 and 39.2% for the fiscal year ended September 30, 2009.  This decrease was primarily due to the impact of the Centaur acquisition that contributed additional earnings at a lower effective tax rate.  Additionally, there was a lower international enacted tax rate change during the quarter ended September 30, 2010.

Seasonality in Operating Results

Our quarterly sales and operating results have varied significantly in the past, and will likely continue to do so in the future. Historically, our total revenues have typically been higher during the spring and fall months due to increased sales of production animal products. The sales of production animal products can vary due to changes in commodity prices and weather patterns (e.g. droughts or seasons of higher precipitation that determine how long cattle will graze) which may also affect seasonality.  Product use cycles for production animal products are directly related to medical procedures performed by veterinarians on production animals during the spring and fall months. These buying patterns can also be affected by vendors’ and distributors’ marketing programs or price increase announcements, which can cause veterinarians to purchase production animal health products earlier than those products are needed. This kind of early purchasing may reduce our sales in the months these purchases would have otherwise been made. See “Risk Factors — Our quarterly operating results may fluctuate significantly, and these fluctuations may cause our stock price to fall.” Additionally, while we accrue rebates as they are earned, our rebates have historically been highest during the quarter ended December 31, since some of our vendors’ rebate programs were designed to include targets to be achieved near the end of the calendar year.  This trend has slowed some in recent years due to certain changes in vendor contracts but it still remains our largest quarter for vendor rebates.

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

Capital Resources.  On November 1, 2011, MWI Veterinary Supply Co. as borrower, entered into a Third Amendment to Credit Agreement (the “Third Amendment”) with MWI Veterinary Supply, Inc. and Memorial Pet Care, Inc., as guarantors, and Bank of America, N.A. and Wells Fargo Bank, N.A. as lenders (collectively, the “Lenders”), amending the Credit Agreement dated December 13, 2006, and as amended from time to time, by and among MWI Veterinary Supply Co., MWI Veterinary Supply, Inc., Memorial Pet Care, Inc. and the Lenders (the  “Credit Agreement”).  The Third Amendment increased the aggregate revolving commitment of the Lenders under the Credit Agreement from $100,000 to $150,000 and extended the maturity date of the Credit Agreement from March 1, 2013 to November 1, 2016.  Under the Third Amendment, the margin on variable interest rate borrowings now ranges from 0.95% to 1.50%.  The margin previously ranged from 1.50% to 2.25% under the Second Amendment.  The Third Amendment also reduced the commitment fee from a range of 0.2% to 0.35% to a range of 0.15% to 0.25% depending on the funded debt to EBITDA ratio.  As of September 30, 2011, the Second Amendment to the Credit Agreement provided that the aggregate revolving commitment of the Lenders was $100,000.  The maturity date of the loans under the facility was March 1, 2013.  The variable interest rate was equal to the Daily LIBOR Floating Rate or the LIBOR 1-month fixed rate (at MWI Co.’s option) plus a margin ranging from 1.50% to 2.25%.  The facility contains financial covenants, including a fixed charge ratio and a funded debt to EBITDA calculation.  We were in compliance with all of the covenants as of September 30, 2011 and 2010.  Our outstanding balance on the revolving credit facility in the United States at September 30, 2011 was $0, and the interest rate was 1.61% as of September 30, 2011.

On November 5, 2010, Centaur terminated its credit facility with Fortis Bank and entered into a £12,500 unsecured revolving line of credit facility (the “sterling revolving credit facility”) with Wells Fargo Bank, N.A. London Branch (“Wells Fargo”).  The sterling revolving credit facility is for a three year term with interest paid at the end of the applicable one month, three month or six month interest period.  Interest is based on LIBOR for the applicable interest period plus an applicable margin of 1.05% to 1.90%.  The outstanding balance at September 30, 2011 on the sterling revolving credit facility was £1,861, or $2,907 using the exchange rate on September 30, 2011.  The interest rate for the sterling revolving credit facility was 1.69% as of September 30, 2011.  The facility contains financial covenants requiring Centaur to maintain a minimum tangible net worth of £3,000.  As of September 30, 2011, Centaur was in compliance with the covenant.

Operating Activities. For fiscal year ended September 30, 2011, cash provided by operating activities was $32,428, and was primarily attributable to net income of $42,580 and a decrease in inventory of $8,553.  This amount was partially offset by an increase in receivables of $23,021 and a decrease in accounts payable of $5,150.  The increase in net income is a result of the factors discussed above in “Results of Operations.”  The increase in receivables was primarily due to the revenue growth during the fiscal year.  The decreases in inventories and accounts payable were primarily due to the a decrease during the fiscal year ended September 30, 2011 to a more normalized level after we had made large purchases near the end of the fiscal year ended September 30, 2010 to accommodate the additional orders from new customers when their primary supplier was no longer able to meet their needs.

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

For fiscal year ended September 30, 2009, cash provided by operating activities was $11,939, and was primarily attributable to net income of $24,905, a decrease in inventory of $2,072 and an increase in accrued expenses of $2,091.  This amount was partially offset by an increase in receivables of $14,019 and a decrease in accounts payable of $4,712.  The increase in net income is a result of the factors discussed above in “Results of Operations.” The increase in accounts receivable is primarily related to the increase in sales as well as an increase in receivables with extended payment terms due to a vendor promotion offered during the fourth quarter of fiscal year 2010.  We provide financing terms to our customers that we believe are customary for our industry.  There are occasions when we offer extended terms based on market conditions and customer demand.  Our inventory levels decreased in the current year due to focused inventory management.  Our accounts payable decreased primarily due to the decrease in inventory and the timing of payments for inventory.

Investing Activities.  For fiscal year ended September 30, 2011, net cash used in investing activities was $25,509.  We paid $7,000 for the acquisition of Nelson plus $2,000 was placed in escrow for the acquisition of Micro, which closed on October 31, 2011.  We paid for capital expenditures of $12,516 which primarily related to an office building purchased in Boise, Idaho for our headquarters, equipment for our new distribution centers in Visalia, California and Harrisburg, Pennsylvania to accommodate the growth needs in those regions and other distribution center technology.  Additionally, we made an investment in Cubex LLC, a technology based inventory management business, of $4,000.

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

Financing Activities.  For fiscal year ended September 30, 2011, net cash provided by financing activities was $7,291, and was primarily attributable to the net payments on our credit facilities of $7,188.  Our revolving credit facilities are used to fund strategic acquisitions, make capital purchases and meet our working capital requirements.  Additionally, we paid $3,327 in debt payments for the note payable related to the Centaur acquisition, the term note for Centaur and capital lease obligations.  This was largely offset by the excess tax benefit of exercise of common stock options of $2,714.

For fiscal year ended September 30, 2010, net cash provided by financing activities was $13,785, and was primarily attributable to the borrowings on our credit facilities of $10,116 and the tax benefit of $3,611 from the exercise of common stock options.

For fiscal year ended September 30, 2009, net cash provided by financing activities was $1,464, and was primarily attributable to the tax benefit of $1,178 from the exercise of common stock options. We had proceeds of $143 from the stock option exercises and $240 related to the sale of stock under our employee stock purchase plan.

Off Balance Sheet Arrangements.  At September 30, 2011, we had no significant investments that were accounted for under the equity method in accordance with accounting principles generally accepted in the United States except for Feeders Advantage. Feeders Advantage has no liabilities associated with them that were guaranteed by or that would be considered material to us. Accordingly, we do not have any off balance sheet arrangements.

Contractual Obligations

    Contractual Obligations.  Our contractual obligations at September 30, 2011 mature as follows (in thousands):

	Payments Due by Period
	Total	1 Year or less	2-3 Years	4-5 Years	More than 5 Years
Revolving credit facilities(1)	$2,907	$ 2,907	$—	$—	$ —
Operating lease commitments	22,337	3,286	5,522	4,115	9,414
Capital lease commitments	1,263	909	339	15	—
Interest on revolving credit facilities(2)	1,121	251	453	400	17
Other long-term obligations(3)	578	461	47	47	23
Total contractual obligations	$28,206	$ 7,814	$6,361	$4,577	$ 9,454

(1)
The balance on our revolving credit facilities at September 30, 2011 was $2,907.  The terms of the revolving credit facilities do not require payment until the maturity date which was beyond fiscal year 2012.  However, we have classified this as a current liability as it was our intent to pay the amount owed as of September 30, 2011 in the next twelve months.  Due to the borrowings incurred as a result of the acquisition of Micro, our balance on our revolving credit facilities as of October 31, 2011 was $46,876.

(2)
For debt instruments with variable interest rates and unused commitment fees, interest has been calculated for all future periods using the rates in effect at September 30, 2011.  As of October 31, 2011 the balance for the revolving credit facility in the United States was $45,100 due to the acquisition of Micro.  Assuming that this balance was outstanding to maturity, the interest on long-term debt and revolving credit facility would change to a total of $3,366 with $663 due in year 1, $1,351 in 2-3 years, $1,298 in 4-5 years and $54 thereafter.

(3)
Other long-term obligations include contracts primarily related to information technology services and telecommunications.  This also includes $49, which is an estimate of certain tax positions that are expected to be settled within the next fiscal year.

    Guarantees.We provide guarantees, indemnifications and assurances to others in the ordinary course of our business. We have evaluated our agreements that contain guarantees and indemnification clauses in accordance with the guidance of financial accounting rules.

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

Goodwill and non-amortizing intangible assets were evaluated for impairment in our fourth quarter of 2011 and we determined that the recorded amount was not impaired. The fair value calculations used for these tests require us to make assumptions about items that are inherently uncertain. Assumptions related to future market demand, market prices and product costs could vary from actual results, and the impact of such variations could be material. Factors that could affect the assumptions include changes in economic conditions, changes in government regulations, success in marketing products and competitive conditions in our industry. The factors that most significantly affect the fair value calculation are market multiples and estimates of future cash flows. Fair value was determined using the discounted cash flow method.

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

We are exposed to foreign currency risk due to our U.K. subsidiary Centaur.  A hypothetical 10% change in the value of the U.S. dollar in relation to the British Pound, which is the Company’s most significant foreign currency exposure, would have changed fiscal 2011 net sales by approximately $26 million. This amount is not indicative of the hypothetical net earnings impact due to the partially offsetting impact of the currency exchange movements on cost of sales and operating expenses.

The interest payable on the facility is based on variable interest rates and is affected by changes in market interest rates. The outstanding balance on the revolving credit facility in the United States as of September 30, 2011 was $0.  Therefore, there was no exposure to market risks as of this date.  If there had been a balance on the facility of $150,000, which is the maximum available amount on the facility under the Third Amendment effective November 1, 2011, a change of 10% from the interest rate as of November 1, 2011, which was approximately 1.09% (Daily LIBOR Floating Rate plus a margin of .95%), would have changed interest by $164 for fiscal year 2011.

Item 8.	Financial Statements and Supplementary Data.

MWI Veterinary Supply, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MWI Veterinary Supply, Inc.
Boise, Idaho

We have audited the accompanying consolidated balance sheets of MWI Veterinary Supply, Inc. and subsidiaries (the "Company") as of September 30, 2011 and 2010, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2011.  Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)2.  These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2011, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 28, 2011, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Boise, Idaho
November 28, 2011

MWI VETERINARY SUPPLY, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended September 30, 2011, 2010 and 2009
Dollars and shares in thousands, except per share amounts

	2011	2010	2009
Revenues:
Product sales	$1,489,500	$1,169,545	$880,703
Product sales to related party	55,185	43,017	46,406
Commissions	20,655	16,780	14,223
Total revenues	1,565,340	1,229,342	941,332
Cost of product sales	1,359,755	1,064,339	806,677
Gross profit	205,585	165,003	134,655
Selling, general and administrative expenses	130,656	105,793	90,827
Depreciation and amortization	6,263	4,992	3,365
Operating income	68,666	54,218	40,463

Other income (expense):
Interest expense	(741)	(539)	(242)
Earnings of equity method investees	268	220	230
Other	507	427	540
Total other income (expense), net	34	108	528
Income before taxes	68,700	54,326	40,991
Income tax expense	(26,120)	(20,886)	(16,086)
Net income	$42,580	$33,440	$24,905

Earnings per common share:
Basic	$3.42	$2.73	$2.06
Diluted	$3.40	$2.70	$2.02

Weighted average common shares outstanding:
Basic	12,464	12,241	12,088
Diluted	12,513	12,395	12,306

See notes to consolidated financial statements

MWI VETERINARY SUPPLY, INC.
CONSOLIDATED BALANCE SHEETS
As of September 30, 2011 and 2010
Dollars and shares in thousands, except per share amounts

	2011	2010
Assets

Current Assets:
Cash and cash equivalents	$606	$911
Receivables, net	215,861	189,428
Inventories	170,065	175,292
Prepaid expenses and other current assets	10,079	8,729
Deferred income taxes	1,672	1,556
Total current assets	398,283	375,916

Property and equipment, net	25,209	15,238
Goodwill	49,041	47,330
Intangibles, net	24,894	26,710
Other assets, net	6,792	2,738
Total assets	$504,219	$467,932

Liabilities And Stockholders’ Equity

Current Liabilities:
Credit facilities	$2,907	$10,140
Accounts payable	182,594	183,604
Accrued expenses	16,385	15,118
Note payable	-	2,000
Current maturities of long-term debt and capital lease obligations	909	1,631
Total current liabilities	202,795	212,493

Deferred income taxes	5,989	5,310

Long-term debt and capital lease obligations	354	953

Other long-term liabilities	2,271	2,389

Commitments and contingencies (See Note 12)

Stockholders’ Equity
Common stock $0.01 par value, 40,000 authorized; 12,618 and
12,457 shares issued and outstanding, respectively	126	125
Additional paid in capital	133,759	129,675
Retained earnings	159,488	116,908
Accumulated other comprehensive income	(563)	79
Total stockholders’ equity	292,810	246,787
Total liabilities and stockholders’ equity	$504,219	$467,932

See notes to consolidated financial statements

MWI VETERINARY SUPPLY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended September 30, 2011, 2010 and 2009
Dollars and shares in thousands

	Shares of		Additional	Accum.
	Common	Common	Paid In	Other Comp.	Retained
	Stock	Stock	Capital	Inc/(Loss)	Earnings	Total
Balance at October 1, 2008	12,098	$121	$122,319	$—	$58,563	$181,003

Net income	—	—	—	—	24,905	24,905
Issuance of common stock	9	—	240	—	—	240
Exercises of common stock options	81	1	142	—	—	143
Tax benefit of common stock exercises	—	—	1,178	—	—	1,178
Issuance of stock awards, net of forfeitures	8	—	458	—	—	458
Balance at September 30, 2009	12,196	122	124,337	—	83,468	207,927

Net income	—	—	—	—	33,440	33,440
Issuance of common stock	6	—	248	—	—	248
Exercises of common stock options	199	2	401	—	—	403
Tax benefit of common stock exercises	—	—	3,611	—	—	3,611
Issuance of stock awards, net of forfeitures	56	1	1,078	—	—	1,079
Foreign currency translation	—	—	—	536	—	536
Other	—	—	—	(457)	—	(457)
Balance at September 30, 2010	12,457	125	129,675	79	116,908	246,787

Net income	—	—	—	—	42,580	42,580
Issuance of common stock	6	—	412	—	—	412
Exercises of common stock options	102	1	97	—	—	98
Tax benefit of common stock exercises	—	—	2,714	—	—	2,714
Issuance of stock awards, net of forfeitures	53	—	861	—	—	861
Foreign currency translation	—	—	—	(663)	—	(663)
Other	—	—	—	21	—	21
Balance at September 30, 2011	12,618	$126	$133,759	$(563)	$159,488	$292,810

See notes to consolidated financial statements

MWI VETERINARY SUPPLY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2011, 2010 and 2009
Dollars in thousands

	2011	2010	2009
Cash Flows From Operating Activities:
Net income	$42,580	$33,440	$24,905
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,284	5,004	3,377
Amortization of debt issuance costs	65	58	43
Stock-based compensation	831	1,088	482
Deferred income taxes	597	249	(161)
Earnings of equity method investees	(268)	(220)	(230)
Excess tax benefit of exercise of common stock options	(2,714)	(3,611)	(1,178)
(Gain)/loss on disposal of property and equipment	-	(11)	29
Pension payment	-	(2,047)	-
Other	(76)	97	-
Changes in operating assets and liabilities (net of effects of business acquisitions):
Receivables	(23,021)	(14,154)	(14,019)
Inventories	8,553	(41,106)	2,072
Prepaid expenses and other current assets	3,398	(2,419)	(760)
Accounts payable	(5,150)	39,781	(4,712)
Accrued expenses	1,349	717	2,091
Net cash provided by operating activities	32,428	16,866	11,939
Cash Flows From Investing Activities:
Business acquisitions, net of cash acquired in 2010 of $674	(9,000)	(39,645)	117
Purchases of property and equipment	(12,516)	(4,388)	(2,662)
Other investments	(3,993)	(57)	25
Net cash used in investing activities	(25,509)	(44,090)	(2,520)
Cash Flows From Financing Activities:
Borrowings on line-of-credit	249,978	151,616	183,300
Payments on line-of-credit	(257,166)	(141,500)	(183,300)
Proceeds from issuance of common stock	412	248	240
Proceeds from exercise of common stock options	98	403	143
Excess tax benefit of exercise of common stock options	2,714	3,611	1,178
Payment of debt issuance costs	-	(116)	-
Payment on long-term debt and capital lease obligations	(3,327)	(477)	(97)
Net cash (used in)/provided by financing activities	(7,291)	13,785	1,464

Effect of exchange rate on Cash and Cash Equivalents	67	48	-

Net (Decrease)/Increase in Cash and Cash Equivalents	(305)	(13,391)	10,883
Cash and Cash Equivalents at Beginning of Period	911	14,302	3,419
Cash and Cash Equivalents at End of Period	$606	$911	$14,302

See notes to consolidated financial statements

MWI VETERINARY SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollars and sterling pounds in thousands, except share and per share data

1. Business Description and Basis of Presentation

MWI Veterinary Supply, Inc. is a leading distributor of animal health products to veterinarians in the United States and United Kingdom. We sell our products to veterinarians in both the companion and production animal markets. We operate thirteen distribution centers located across the United States and one distribution center in the United Kingdom.

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

Other Comprehensive Income — Comprehensive income includes cumulative foreign currency translation adjustments and actuarial adjustments on pension valuation. Comprehensive income has been reflected in the consolidated statements of stockholders’ equity and in Note 15 – Other Comprehensive Income.

Revenue Recognition — We sell products we source from vendors to our customers through either a “buy/sell” transaction or an agency relationship with our vendors. In a “buy/sell” transaction, we purchase or take inventory of products from the vendor. When a customer places an order with us, we pick, pack, ship and invoice the customer for the order. We recognize revenue from “buy/sell” transactions as product sales when the product is delivered to the customer. We accept product returns from our customers. We estimate returns based on historical experience and recognize these estimated returns as a reduction of product sales. Product returns have not been significant to our financial statements. We record revenues net of sales tax.  In an agency relationship, we generally do not purchase and take inventory of products from vendors. We receive an order from a customer, then transmit the order to the vendor, who picks, packs and ships the order to the customer. In some cases, the vendor invoices and collects payment from the customer, while in other cases we invoice and collect payment from the customer on behalf of the vendor. We receive a commission payment for soliciting the order from the customer and for providing other customer service activities. Commissions are recognized when the services upon which the commissions are based are complete. Gross billings from agency contracts were $371,024, $328,053 and $269,057 for the years ended September 30, 2011, 2010 and 2009, respectively, and generated commission revenue of $20,655, $16,780 and $14,223 for the years ended September 30, 2011, 2010 and 2009, respectively.

Cost of Product Sales and Vendor Rebates — Cost of product sales consist of our inventory product cost, including shipping costs to and from our distribution centers. Costs of fulfillment are included in selling, general and administrative costs. Vendor rebates are recorded based on the terms of the contracts or programs with each vendor. We receive quarterly, semi-annual and annual performance-based rebates from third-party vendors based upon attainment of certain sales and/or purchase goals. Sales rebates are classified in the accompanying consolidated statements of income as a reduction to cost of product sales at the time the sales performance measures are achieved. Purchase rebates are measured against inventory purchases from the vendors and are classified as a reduction of inventory until the product is sold. When the inventory is sold and purchase measures are achieved, purchase rebates are recognized as a reduction to cost of product sales.

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

Property and Equipment — Property and equipment are stated at cost and depreciation is computed using the straight-line method over the estimated useful lives, which includes the shorter of useful life or lease term for leasehold improvements, of the related assets as follows:

Buildings	25 to 35 years
Machinery, furniture and equipment	3 to 7 years
Computer equipment	3 to 7 years
Leasehold improvements	1 to 10 years

The cost and accumulated depreciation of items sold or retired are removed from the property accounts and any resulting gain or loss is reflected in net income. Repairs and maintenance are expensed as incurred and improvements are capitalized.

We periodically review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairments were identified during the fiscal years ended September 30, 2011, 2010 and 2009.

Goodwill and Intangible Assets — We recognize the excess purchase price over the fair value of net assets acquired and liabilities assumed in a business combination as goodwill on the consolidated balance sheet. We perform an annual impairment test on goodwill as of September 30th each year.  We calculate the fair value of each reporting unit using a discounted cash flow analysis and compare the fair value to its book value.  There were no indicators during this evaluation that would require additional testing.  We have concluded that there was no impairment during the fiscal years ended September 30, 2011, 2010 and 2009. This impairment tests will continue to be performed at least annually and more frequently if circumstances indicate a possible impairment.

Identifiable intangible assets primarily include trademarks, patents, customer relationships and covenants not to compete and are amortized, as necessary, over their useful lives or contractual term which range from 1-20 years.  We review identifiable intangible assets at least annually for impairment or when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  No impairments were identified during the fiscal years ended September 30, 2011, 2010 and 2009.

Other Assets — Included in other assets are our equity method investments and investments in entities accounted for under the cost method of accounting. We periodically evaluate these investments for other-than-temporary impairment using both qualitative and quantitative criteria, or when indicators of impairment are noted. In the event an investment is deemed to be other-than-temporarily impaired, we would recognize the loss component in the consolidated statements of income.  Other assets also consist of debt issuance costs that are being amortized over the life of the related debt.

Earnings Per Common Share — Basic earnings per common share is calculated based on the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per common share is based on the weighted-average number of outstanding common shares plus the weighted-average number of potential outstanding common shares. Potential common shares that would increase earnings per share amounts are antidilutive and are, therefore, excluded from the earnings per common share computations. Earnings per common share is computed separately for each period presented.

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

Product sales to Banfield were approximately 6% of our total product sales in fiscal year 2011, 9% in fiscal year 2010 and 11% in fiscal year 2009. Product sales to Feeders’ Advantage, a related party (See Note 13), were approximately 4% of our total product sales in fiscal year 2011 and 2010 and 5% of our total product sales in 2009.

Advertising — Advertising costs are expensed when incurred and are included as part of selling, general and administrative expenses. Advertising costs were $723, $717 and $783 in fiscal years 2011, 2010 and 2009, respectively.

Recently Issued and New Accounting Pronouncements — In May 2011, the FASB issued guidance to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between generally accepted accounting principles in the United States and International Financial Reporting Standards. The guidance changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. The guidance is effective for our fiscal year beginning October 1, 2012.  We do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

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

3. Business Acquisitions

On February 8, 2010, MWI Veterinary Supply Co. (“MWI Co.”) purchased all of the outstanding share capital of Centaur Services Limited (“Centaur”), based in the United Kingdom for a purchase price of $44,053, consisting of $42,053 in cash and $2,000 in a note payable due in one year.  Subsequent to the acquisition of Centaur, we funded $2,047 to the pension plan as required by the terms of the share purchase agreement.  The purchase price was reduced subsequent to the acquisition date by $1,868 as a result of a post-closing working capital and debt adjustment.  Centaur is a supplier of animal health products to veterinarians in the United Kingdom.  Centaur sells products to both the companion animal market and production animal market.  The acquisition of Centaur has allowed us to expand into the international markets.  We incurred $1,100 of direct acquisition-related expenses.  The intangible assets acquired in the acquisition have estimated useful lives between 1 and 20 years, which include customer relationships, trade names and other intangible assets.  The amount recorded in goodwill will not be deductible for tax purposes.

On March 21, 2011, MWI Co. purchased substantially all of the assets of Nelson Laboratories Limited Partnership (“Nelson”) for $7,000 in cash. Nelson is a distributor of animal health products to over 1,100 veterinary practices, primarily in the Midwestern United States. This acquisition allows us to better serve our customers in this region of the United States. An intangible asset representing customer relationships acquired in the acquisition has an estimated useful life of 10 years. The amount recorded in goodwill is expected to be deductible for tax purposes over 15 years.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of each acquisition, as adjusted during the allocation period as defined in ASC 280. These purchase price allocations are based on a combination of valuations and other analyses.

	2011	2010	2009
Cash	$-	$674	$-
Receivables	4,041	32,371	-
Inventories	3,594	17,830	-
Other current assets	-	480	-
Property and equipment	1,900	5,275	-
Goodwill (1)	1,823	9,483	(117)
Intangibles	140	17,658	-
Total assets acquired	11,498	83,771	(117)

Accounts payable	4,498	25,811	-
Accrued expenses	-	5,299	-
Other liabilities	-	10,476	-
Total liabilities assumed	4,498	41,586	-

Net assets acquired (2)	$7,000	$42,185	$(117)

(1) Amount in 2009 relates to a post-closing working capital adjustment for the AAHA MarketLink acquisition.
(2) Net assets acquired does not include $2,000 paid in fiscal year 2011 to an escrow account for the acquisition of Micro.

    The following table presents supplemental pro forma information for the Company as if the acquisition of Centaur had occurred on October 1, 2009 for the period ended September 30, 2010 and on October 1, 2008 for the period ended September 30, 2009 (unaudited):

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

4. Receivables

Receivables consist of the following at September 30:

	2011	2010
Trade	$203,038	$177,317
Vendor rebates and programs	15,404	14,681
	218,442	191,998
Allowance for doubtful accounts	(2,581)	(2,570)
	$215,861	$189,428

Approximately 8% of our trade receivables resulted from transactions with a single customer as of September 30, 2011 and 2010.

5. Property and Equipment

Property and equipment consists of the following at September 30:

	2011	2010
Land	$1,723	$261
Building and leasehold improvements	13,427	5,870
Machinery, furniture and equipment	20,979	17,495
Computer equipment	5,864	4,886
Construction in progress	2,203	1,626
	44,196	30,138
Accumulated depreciation and amortization	(18,987)	(14,900)
	$25,209	$15,238

We recorded depreciation expense of $4,501, $3,692 and $2,546 for the years ended September 30, 2011, 2010 and 2009, respectively.

6. Goodwill and Intangibles

The changes in the carrying value of goodwill for the fiscal years ended September 30, 2011 and 2010 are as follows:

	2011	2010
Goodwill - Beginning of year	$47,330	$37,610
Acquisition activity	1,823	9,483
Other (1)	(112)	237
Goodwill - End of year	$49,041	$47,330

(1) In fiscal year 2011, Other relates to foreign exchange.  In fiscal year 2010, Other relates to foreign exchange and contingent consideration payment to the former Securos shareholders for the achievement of defined financial targets.

Intangible assets consist of the following as of September 30:

	Useful Lives	2011	2010
Amortizing:
Customer relationships	9-20 years	$24,981	$25,027
Covenants not to compete	1-5 years	808	811
Other	3-5 years	455	458
		26,244	26,296
Accumulated amortization		(5,109)	(3,361)
		21,135	22,935
Non-Amortizing:
Trade names and patents		3,759	3,775
		$24,894	$26,710

We recorded amortization expense of $1,783, $1,312 and $831 for the years ended September 30, 2011, 2010 and 2009, respectively.  Estimated amortization expense related to intangible assets as of September 30, 2011 is as follows:

Amount
2012	$1,607
2013	1,542
2014	1,511
2015	1,358
2016	1,261
Thereafter	13,856
$21,135

7. Debt

Outstanding debt consists of the following as of September 30:

	2011	2010
Revolving credit facility, 1.61% as of September 30, 2011	$-	$9,600
Sterling revolving credit facility, 1.63% as of September 30, 2011	2,907	540
Note payable (1)	-	2,000
Capital lease obligations (2)	1,263	1,811
Term note	-	773
Total debt and capital lease obligations	4,170	14,724
Less: Long-term debt and capital lease obligations	(354)	(953)
Total debt included in current liabilities	$3,816	$13,771

(1) Note payable was related to the acquisition of Centaur and was paid in full on February 8, 2011.
(2) The capital lease obligations have varying maturity dates.

Revolving Credit Facility — On August 10, 2010, MWI Co., our wholly-owned subsidiary as borrower, entered into a Second Amendment to its Credit Agreement (“the facility”) with us and Memorial Pet Care, Inc., as guarantors, and Bank of America, N.A. and Wells Fargo Bank, N.A. (the “lenders”).  Under the facility, the aggregate revolving commitment of the lenders is $100,000.  The maturity date of the loans under the facility is March 1, 2013.  The variable interest rate is equal to the Daily LIBOR Floating Rate or the LIBOR 1-month fixed rate (at MWI Co.’s option) plus a margin ranging from 1.50% to 2.25%.  The commitment fee ranged from 0.2% to 0.35% depending on the funded debt to EBITDA ratio.  The facility contains financial covenants, including a fixed charge ratio and a funded debt to EBITDA calculation.  We were in compliance with all of the covenants as of September 30, 2011 and 2010.  This facility was amended on November 1, 2011.  See Note 19 – Subsequent events.

Sterling Revolving Credit Facility— On November 5, 2010, Centaur entered into a £12,500 unsecured revolving line of credit facility (the “sterling revolving credit facility”) with Wells Fargo Bank, N.A. London Branch (“Wells Fargo”).  The sterling revolving credit facility is for a three year term with interest paid at the end of the applicable one month, three month or six month interest period.  Interest is based on LIBOR for the applicable interest period plus an applicable margin of 1.05% to 1.90%.  The facility contains financial covenants requiring Centaur to maintain a minimum tangible net worth of £3,000.  As of September 30, 2011, Centaur was in compliance with the covenant.

As of September 30, 2010, Centaur operated with a credit facility with Fortis Bank as the lender, which allowed for borrowings in the aggregate of £12,000.  This credit facility was terminated on November 5, 2010.  This facility had a variable interest rate equal to a base rate of 0.50% plus GBP one-month LIBOR plus a margin of 0.85%.

8. Common Stock and Stock-Based Awards

2002 Stock Plan

We have a 2002 Stock Plan (the “2002 Plan”) to provide our directors, executives and other key employees with additional incentives by allowing them to acquire an ownership interest in us and, as a result, encouraging them to contribute to our success. At September 30, 2011 and 2010, we had 67,032 and 164,788 shares, respectively, of our common stock available for issuance under the 2002 Plan. The options granted under the 2002 Plan are nonqualified stock options that have an exercise price per share equal to fair market value of the common stock at the time of grant. The term of each option is determined by our board of directors or by a designated committee of the board.  The term of any option may not exceed ten years from the date of grant.

2005 Stock Plan

We have a 2005 Stock-Based Award and Incentive Compensation Plan (the “2005 Plan”), under which we may offer restricted shares of our common stock and grant options to purchase shares of our common stock to selected employees and non-employee directors. The purpose of the 2005 Plan is to promote our long-term financial success by attracting, retaining and rewarding eligible participants. At September 30, 2011 and 2010 we had 932,438 and 991,970 shares, respectively, of our common stock available for issuance under the 2005 Plan.

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

A summary of common stock options activity under the 2002 and 2005 Plans are as follows:
	2011		2010		2009
		Weighted		Weighted		Weighted
	Number	average	Number	average	Number	average
	of	exercise	of	exercise	of	exercise
	Shares	price	Shares	price	Shares	price
Outstanding at beginning of year	139,550	$4.65	339,404	$3.11	420,898	$2.87
Exercised	(102,128)	0.96	(199,670)	2.02	(81,004)	1.77
Cancelled or expired	(37)	17.00	(184)	17.00	(490)	17.57
Outstanding at end of year	37,385	$14.73	139,550	$4.65	339,404	$3.11
Exercisable at end of year	37,385	$14.73	139,550	$4.65	339,404	$3.11

	Outstanding and exercisable options
		Weighted
		average
		remaining	Weighted
		contractual	average
	Number of	life	exercise
Range of exercise prices	Shares	(in years)	price
$ 0.18 - $16.99	6,592	0.7	$0.18
$17.00 - $19.99	25,823	3.8	$17.00
$20.00 - $22.60	4,970	4.0	$22.20

The intrinsic value of the shares outstanding and exercisable was $2,022 as of September 30, 2011 and $7,405 as of September 30, 2010.

A summary of restricted stock awards activity under the 2005 Plan are as follows:
	2011		2010		2009
		Weighted		Weighted		Weighted
	Number	average	Number	average	Number	average
	of	grant date	of	grant date	of	grant date
	Shares	fair value	Shares	fair value	Shares	fair value
Nonvested at beginning of year	70,584	$49.33	38,388	$38.33	43,119	$37.92
Granted	63,900	71.14	58,350	55.05	11,500	39.52
Vested	(25,934)	52.46	(25,994)	45.99	(15,551)	38.04
Forfeitures	(3,010)	51.92	(160)	39.27	(680)	39.27
Nonvested at end of year	105,540	$61.69	70,584	$49.33	38,388	$38.33

As of September 30, 2011, total unrecognized stock based compensation expense related to nonvested awards was approximately $6,380 before income taxes, which is expected to be recognized over the rermaining term of the awards which range from 1 to 5 years.  During the fiscal years ended September 30, 2011 and 2010, we recognized $1,387 and $1,151, respectively, in compensation expense related to common stock awards.

2008 Employee Stock Purchase Plan

In February 2008, we approved the 2008 Employee Stock Purchase Plan (the “ESPP”).  The plan allows substantially all employees to purchase shares of our common stock at 95% of the fair market value on the date of purchase.  The purchase date is the last trading date of the purchase period, which begins in March, June, September and December.  Employees accumulate amounts through payroll deductions during the purchase period of between 1% and 10% but no more than $20 annually.  An employee is allowed to purchase a maximum of 200 shares per purchase period.  We issued 6,058 and 5,852 shares of our common stock under the ESPP during fiscal years ended September 30, 2011 and 2010, respectively.

9. Computation Of Earnings Per Common Share (In thousands, except per share data)

	2011		2010		2009
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income	$42,580	$42,580	$33,440	$33,440	$24,905	$24,905
Weighted average common
shares outstanding	12,464	12,464	12,241	12,241	12,088	12,088
Effect of diluted securities
Stock options and restricted stock		49		154		218
Weighted average shares
outstanding		12,513		12,395		12,306
Earnings per share	$3.42	$3.40	$2.73	$2.70	$2.06	$2.02

There was no impact from anti-dilutive shares in fiscal years ended September 30, 2011, 2010 or 2009.

10. Income Taxes

The components of income tax expense consist of the following:

	2011	2010	2009
United States
Current payable
Federal	$20,741	$17,060	$13,868
State	3,696	2,751	2,379
Deferred
Federal	628	538	(136)
State	120	95	(25)
Total U.S. tax expense	25,185	20,444	16,086
International
Current payable	1,109	826	-
Deferred	(174)	(384)	-
Total international tax expense	935	442	-
Total income tax expense	$26,120	$20,886	$16,086

Our deferred tax assets and liabilities consist of the following at September 30:

	2011	2010
Deferred tax assets:
Allowance for doubtful accounts	$1,005	$996
Inventories	363	358
Revenue recognition	-	175
Lease expense	282	192
Employee benefits	740	1,012
Other	325	456
Total deferred tax assets	2,715	3,189
Deferred tax liabilities:
Property and equipment	(6,534)	(6,481)
Prepaid expenses	(316)	(306)
Other	(182)	(156)
Total deferred tax liabilities	(7,032)	(6,943)
Net deferred tax assets/(liabilities)	$(4,317)	$(3,754)

Additionally, other deferred tax assets totaling $758 and $780 as of September 30, 2011 and 2010, respectively, arising from the Company's foreign subsidiary, are subject to full valuation allowance.

Income tax expense differed from income taxes at the U.S. federal statutory tax rate for all periods presented as follows:

	2011	2010	2009
Taxes computed at statutory rate	35.0%	35.0%	35.0%
State income taxes (net of federal income tax benefit)	3.7	3.5	3.8
Foreign	(0.9)	(1.1)	-
Other	0.2	1.0	0.4
	38.0%	38.4%	39.2%

In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations.  As of September 30, 2011, the Company has not made a provision for U.S. or additional foreign withholding taxes on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration.  Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances.  It is not practicable to estimate the amount of deferred tax liability related to investments in foreign subsidiaries.

    A reconciliation of the unrecognized tax benefits is as follows:

	2011	2010	2009
Unrecognized tax benefits – Beginning of year	$198	$223	$523
Gross decreases related to prior period tax positions	(175)	-	(54)
Gross increases related to current period tax positions	-	175	182
Settlements	-	(200)	(428)
Unrecognized tax benefits – End of year	$23	$198	$223

For the fiscal years ended September 30, 2011, 2010 and 2009, the amount included in our income tax expense for tax-related interest and penalties was not significant.  Of the $23 unrecognized tax benefits as of September 30, 2011, $15 would impact our effective rate, if recognized.  Of the $198 unrecognized tax benefits as of September 30, 2010, $15 would have impacted our effective rate, if recognized.  Of the $223 unrecognized tax benefits as of September 30, 2009, $27 would have impacted our effective rate, if recognized.  We expect no material changes to our unrecognized tax benefits during the next fiscal year.  Our policy for classifying interest and penalties associated with unrecognized tax benefits is to include such items in income tax expense.

We filed Form 3115 Application of Change in Accounting Method with the Internal Revenue Service during the fiscal year ended September 30, 2008.  We filed an advance consent request for a non-automatic account method change for tax purposes for which we received approval during fiscal year 2011.  Resolution decreased the liability for unrecognized tax benefits by approximately $175.

With few exceptions, we are no longer subject to income tax examination for years before 2006 in the U.S. and significant state and local jurisdictions.  We are no longer subject to income tax examinations for years before 2009 in significant foreign jurisdictions.

11. Statements of Cash Flows — Supplemental and Noncash Disclosures

	2011	2010	2009
Supplemental Disclosures
Cash paid for interest	$505	$340	$173
Cash paid for income taxes	21,302	19,850	15,251
Noncash Activities
Capital lease asset additions and related obligations	455	-	-
Equipment acquisitions financed with accounts payable	124	23	119

12. Commitments and Contingencies

We have operating leases for office and distribution center space and equipment for varying periods. We also lease some of our vehicles in the United Kingdom under capital leases.  Certain leases have renewal options and require contingent payments for increases, including executory costs, property taxes, insurance and certain other costs in excess of a base year amount. Total rent expense for the years ended September 30, 2011, 2010 and 2009 were $4,259, $4,051 and $3,968, respectively.

    The aggregate future noncancelable minimum rental payments on operating leases and capital leases at September 30, 2011 are as follows:

	Lease Obligations
Fiscal Year	Operating Leases	Capital Leases
2012	$3,286	$909
2013	3,135	284
2014	2,387	55
2015	2,073	15
2016	2,042	-
Thereafter	9,414	-
Total future minimum obligations	$22,337	$1,263

13. Related Party Transactions

MWI Co., our subsidiary, holds a 50% membership interest in Feeders’ Advantage that is accounted for as an investment using the equity method. Sales of products to Feeders’ Advantage, which are at our cost, were $55,185, $43,017 and $46,406 for the fiscal years ended September 30, 2011, 2010 and 2009, respectively. MWI Co. charged Feeders’ Advantage for certain operating and administrative services of $919, $794 and $771 for the fiscal years ended September 30, 2011, 2010 and 2009, respectively. Our President and Chief Executive Officer and a member of our Board of Directors are each members of the board of managers of Feeders’ Advantage.

MWI Co. provides Feeders’ Advantage with a line-of-credit to finance its day-to-day operations. This line-of-credit bears interest at the prime rate. The interest due on the line-of-credit is calculated and charged to Feeders’ Advantage on the last day of each month. Conversely, to the extent MWI Co. has a payable balance due to Feeders’ Advantage, the payable balance accrues interest in favor of Feeders’ Advantage at the average federal funds rates in effect for that month. As of September 30, 2011, MWI Co. had a receivable balance from Feeders’ Advantage of $756 and as of September 30, 2010, MWI Co. had a payable balance to Feeders’ Advantage of $281.

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

Both portions of the plan allow for employer contributions. We are required to match 50% of the employee’s contribution to the 401(k) portion of the plan up to 6% of the employee’s salary. Our matching contributions for the 401(k) portion of the plan were $1,464, $1,108 and $975 for the fiscal years ended September 30, 2011, 2010 and 2009, respectively. Employee’s contributions are fully vested immediately while employer contributions vest over a five-year period.

Contributions to the profit sharing portion of the Plans are discretionary, ranging from 0% to 3%, and are approved by our Board of Directors. Total profit sharing expense for the fiscal years ended September 30, 2011, 2010 and 2009 were $1,516, $1,244 and $1,106, respectively. Employer contributions are fully vested immediately.

Centaur sponsors a defined contribution plan for all other staff not participating in the defined benefit plan described below. The contributions made by the employer over the period are detailed below. Contributions are currently payable at a minimum of 3% up to a maximum of 6% of eligible pay if matched by employee.  The matching contribution for the plan was $269 and $207 for the fiscal years ended September 30, 2011 and 2010, respectively.

Centaur operates a defined benefit pension plan which provides benefits based on pensionable pay and is closed to future benefit accrual.  We recorded the liability at the estimated fair value at the date of the acquisition.  Subsequent to the acquisition of Centaur in fiscal year 2010, we funded $2,047 to the pension plan as required by the terms of the share purchase agreement.

The fair value of plan assets, benefit obligation and funded status of the defined benefit plan as of September 30 is as follows:

	2011	2010
Fair value of plan assets	$4,760	$4,771
Benefit obligation	(7,031)	(7,160)
Unfunded pension liability	$(2,271)	$(2,389)

The unfunded pension liability is recognized as other long-term liabilities in the Consolidated Balance Sheets.  Net periodic benefit expense for the fiscal year ended September 30 consisted of the following:

	2011	2010
Interest cost	$255	$159
Expected return on plan assets	(205)	(139)
Net periodic benefit cost	50	20

Other changes recognized in other comprehensive income
Actuarial (gain)/loss	(88)	591
Total recognized in net periodic benefit costs and other comprehensive income	$(38)	$611

Total (gain)/loss recognized in other comprehensive income, net of tax	$(21)	$457

The estimated net actuarial loss that will be amortized from accumulated other comprehensive losses into net periodic benefit costs during fiscal year 2012 is not significant.  The following table provides the weighted-average actuarial assumptions:

2011
Assumptions used to determine benefit obligations
Discount rate	3.1%
Rate of compensation increase (1)	N/A

Assumptions used to determine net periodic benefit cost
Discount rate	3.6%
Expected return on plan assets	4.3%
Rate of compensation increase (1)	N/A

(1) There is no assumed rate of compensation increase as there have been no current active members since April 2006

The assets of the plan are invested as follows as of September 30, 2011:

Asset Class	Market Value	Asset Allocation	Fair Value Level
Equities	$1,752	36%	2
Corporate bonds	977	21%	2
UK Government bonds	445	9%	2
Cash	26	1%	1
Other assets	1,560	33%	2
Total	$4,760	100%

15. Other Comprehensive Income

The components of comprehensive income (loss) were as follows:

	2011	2010	2009
Net income	$42,580	$33,440	$24,905
Other comprehensive income:
Foreign currency translation	(663)	536	-
Actuarial gain/(loss) on pension valuation, net of deferred taxes	21	(457)	-
Total comprehensive income	$41,938	$33,519	$24,905

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

As of September 30, 2011 and 2010, financial instruments include cash and cash equivalents, receivables and accounts payable, and the fair values approximate book values due to their short maturities.

In November 2010, we amended our sterling revolving credit facility in the United Kingdom.  Because this amendment was done recently and includes interest rates based on current market conditions, we believe that the estimated fair value of our long-term debt (including current maturities) was materially the same as our carrying value.

17. Geographic Information

Revenues and long-lived assets by geographic region are as follows:

	2011	2010	2009
Revenues for the fiscal years ended September 30
United States	$1,304,794	$1,074,226	$941,332
International	260,546	155,116	-
Total	$1,565,340	$1,229,342	$941,332

Long-lived assets as of September 30
United States	$18,953	$9,762	$9,313
International	6,256	5,476	-
Total	$25,209	$15,238	$9,313

18. Quarterly Financial Data (Unaudited)

	Three-Months Ended
	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Year

	(Dollars and shares in thousands, except per share data) (1)
Fiscal Year 2011
Total revenues	$366,174	$367,112	$410,736	$421,318	$1,565,340
Gross profit	50,072	50,986	54,087	50,440	205,585
Operating income	17,536	16,869	18,701	15,560	68,666
Net income	10,828	10,332	11,390	10,030	42,580
Earnings per common share — basic	$0.87	$0.83	$0.91	$0.80	$3.42
Earnings per common share — diluted	$0.87	$0.83	$0.91	$0.80	$3.40
Weighted average common shares
outstanding:
Basic	12,415	12,462	12,484	12,497	12,464
Diluted	12,483	12,511	12,526	12,531	12,513
Fiscal Year 2010
Total revenues	$236,111	$286,597	$347,687	$358,947	$1,229,342
Gross profit	36,009	39,522	43,937	45,535	165,003
Operating income	12,733	12,664	15,064	13,757	54,218
Net income	7,834	7,671	9,137	8,798	33,440
Earnings per common share — basic	$0.64	$0.63	$0.74	$0.71	$2.73
Earnings per common share — diluted	$0.63	$0.62	$0.74	$0.71	$2.70
Weighted average common shares
outstanding:
Basic	12,173	12,207	12,265	12,318	12,241
Diluted	12,356	12,376	12,408	12,437	12,395

(1) The sums of the quarterly net income and earnings per share amounts may not agree to the year-to-date earnings per common share amount as a result of rounding.

19. Subsequent events

On October 31, 2011, subsequent to our fiscal year end, we acquired substantially all of the assets of Micro Beef Technologies, Ltd. (“Micro”) for $60,000, including $53,400 in cash and 94,359 shares of common stock valued at $6,600.  Micro is a value-added distributor to the production animal market, including the distribution of micro feed ingredients, pharmaceuticals, vaccines, parasiticides, supplies, and other animal health products.  Micro also is a leading innovator of proprietary, computerized management systems for the production animal market.

The assets acquired and the certain liabilities assumed relate to (a) the development and implementation of proprietary computerized systems for feed, health, information and production animal management which include individual animal identification and management, food safety assurance, trace back and process verification systems, (b) ongoing research and development of such systems, and (c) the distribution and sale of micro feed ingredients, animal health products and dairy sanitation solutions.

On November 1, 2011 MWI Co. as borrower, entered into a Third Amendment to Credit Agreement (the “Third Amendment”) with MWI Veterinary Supply, Inc. and Memorial Pet Care, Inc., as guarantors, and Bank of America, N.A. and Wells Fargo Bank, N.A. as lenders (collectively, the “Lenders”), amending the Credit Agreement dated December 13, 2006, and as amended from time to time, by and among Supply Co., MWI Veterinary Supply, Inc., Memorial Pet Care, Inc. and the Lenders (the  “Credit Agreement”).  The Third Amendment increased the aggregate revolving commitment of the Lenders under the Credit Agreement from $100 million to $150 million and extended the maturity date of the Credit Agreement from March 1, 2013 to November 1, 2016.  Under the Third Amendment, the margin on variable interest rate borrowings now ranges from 0.95% to 1.50%.  The margin previously ranged from 1.50% to 2.25% under the Second Amendment.  The Third Amendment also reduced the commitment fee from a range of 0.2% to 0.35% to a range of 0.15% to 0.25% depending on the funded debt to EBITDA ratio.  On October 31, 2011, the borrowings outstanding on this credit facility were $45,100 as a result of the funding of the acquisition of Micro.

Item 9.            Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Our management, including the Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of the our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of September 30, 2011. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our Company’s disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by the us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission‘s rules and forms.

Management’s annual report on internal control over financial reporting and the attestation report of our independent registered public accounting firm are set forth below on this Annual Report on Form 10-K.

There were no changes in our internal controls over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  On October 31, 2011, we completed the acquisition of substantially all of the assets of Micro Beef Technologies, Ltd. (“Micro”).  During fiscal year 2012, we will begin integrating Micro into our existing internal control procedures. The Micro integration may lead us to change our controls in future periods, but we do not expect changes to significantly affect our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2011. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of September 30, 2011, internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MWI Veterinary Supply, Inc.

Boise, Idaho

We have audited the internal control over financial reporting of MWI Veterinary Supply, Inc. and subsidiaries (the "Company") as of September 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended September 30, 2011, of the Company, and our report dated November 28, 2011 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Boise, Idaho
November 28, 2011

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance of the Registrant.

The information regarding directors and nominees for directors of the Company, including identification of the audit committee and audit committee financial expert, is presented under the headings “Corporate Governance—Committees of the Board of Directors,” and “Election of Directors—Nominees For Directors” in the Company’s definitive proxy statement for use in connection with the 2012 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days after the end of the Company’s fiscal year ended September 30, 2011. The information contained under these headings is incorporated herein by reference. Information regarding the executive officers of the Company is included in this Annual Report on Form 10-K under Item 1 of Part I as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

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

Equity Compensation Plan Information

The following table provides information as of September 30, 2011 about the common stock that may be issued under all of our existing equity compensation plans, including the 2002 Stock Plan and 2005 Stock-Based Incentive Compensation Plans. Both of these plans have been approved by our stockholders.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	37,385	$14.73	962,085
Equity compensation plans not approved by security holders	—	—	—
Total	37,385	$14.73	962,085

Item 13.	Certain Relationships, Related Transactions and Director Independence.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

1)	Consolidated Financial Statements: See Index to Consolidated Financial Statements at Item 8 on page 42 of this report.

2)	Financial Statement Schedule: Schedule II—Consolidated Valuation and Qualifying Accounts

3)	Exhibits are incorporated herein by reference or are filed with this report as set forth in the Index to Exhibits on page 69 hereof

MWI VETERINARY SUPPLY, INC.

SCHEDULE II—CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

(Amounts in thousands)

	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Deductions/ Write-offs	Balance at End of Period
Allowance for Doubtful Accounts
Year ended September 30, 2009	$ 878	$2,769	$(641)	$ 3,006
Year ended September 30, 2010	3,006	(134)	(302)	2,570
Year ended September 30, 2011	2,570	437	(428)	2,579

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MWI Veterinary Supply, Inc.
By: /s/ Mary Patricia B. Thompson
Mary Patricia B. Thompson
(Senior Vice President of Finance and Administration, Chief Financial Officer)
Date: November 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of November 28, 2011.

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

Index to Exhibits

Filed with the Annual Report

on Form 10-K for the

Year Ended September 30, 2011

Number	Description
2.1
Agreement Relating to the Sale and Purchase of the Entire Issued Share Capital of Centaur Services Limited dated February 8, 2010 by and among MWI Veterinary Supply Co., MWI Supply (UK Acquisition) Limited, AHN (UK) Holdings Limited and AHN International, LLC, incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed February 12, 2010

2.2	Asset Purchase Agreement dated September 20, 2011 by and among MWI Veterinary Supply, Inc., MWI Veterinary Supply Co. and Micro Beef Technologies, Ltd
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

4.7
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

10.3	Form of Option Letter, incorporated herein by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-1 (Reg No. 333-124264).
10.4
Second Amendment to 2010-2011 Merial Independent Sales Agent Agreement between MWI Veterinary Supply Co. and Merial Limited effective as of February 20, 2011, incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, filed July 29, 2011.†

10.5
First Amendment to the Agreement for Product Purchases effective as of July 1, 2009 by and between MWI Veterinary Supply Co. and Medical Management International, Inc., dba Banfield, The Pet Hospital®, incorporated herein by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10K, filed November 20, 2009.†

10.6
First Amendment to the Agreement for Logistics Services effective as of July 1, 2009 by and between MWI Veterinary Supply Co. and Medical Management International, Inc., dba Banfield, The Pet Hospital®, incorporated herein by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10K, filed November 20, 2009.†

10.7
Agreement for Home Delivery Logistics Services effective as of July 1, 2009 by and between MWI Veterinary Supply Co. and Medical Management International, Inc., dba Banfield, the Pet Hospital®, incorporated herein by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10K, filed November 20, 2009.†

10.8
Credit Agreement dated as of December 13, 2006 by and between MWI Veterinary Supply Co., as Borrower, MWI Veterinary Supply, Inc. and Memorial Pet Care, Inc. as Guarantors, Bank of America, N.A. and Wells Fargo Bank, N.A., as Lenders, incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q, filed February 5, 2007.

10.9
2011 Livestock Products Distribution Agreement between MWI Veterinary Supply, Inc. and Pfizer, Inc. effective as of January 1, 2011, incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q/A, filed July 20, 2011.†

10.10
2011 Pfizer Equine Products Marketing Agreement between MWI Veterinary Supply Co. and Pfizer, Inc. effective as of January 1, 2011, incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed July 29, 2011.†

10.11
2011 Strategic Brands Distribution Agreement effective as of January 1, 2011 by and between Pfizer Inc. and MWI Veterinary Supply Co., incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q/A, filed July 20, 2011.†

10.12	MWI Veterinary Supply, Inc. 2008 Employee Stock Purchase Plan, incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q, filed May 1, 2008.
10.13
License Agreement dated and effective July 1, 2008 between MWI Veterinary Supply Co. and American Animal Hospital Association, incorporated herein by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K, filed November 24, 2008. †

10.14
Sponsorship Letter Agreement dated June 30, 2008 between American Animal Hospital Association and MWI Veterinary Supply Co, incorporated herein by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K, filed November 24, 2008.

10.15
First Amendment to Credit Agreement dated February 8, 2010 by and among MWI Veterinary Supply, Inc., MWI Veterinary Supply Co., Memorial Pet Care, Inc., Bank of America, N.A. and Wells Fargo Bank, N.A., incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 12, 2010.

10.16
Second Amendment to Credit Agreement dated August 10, 2010 by and among MWI Veterinary Supply, Inc., MWI Veterinary Supply Co., Memorial Pet Care, Inc., Bank of America, N.A. and Wells Fargo Bank, N.A., incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 13, 2010.

10.17
Third Amendment to Credit Agreement dated November 1, 2011 by and among MWI Veterinary Supply, Inc., MWI Veterinary Supply Co., Memorial Pet Care, Inc., Bank of America, N.A. and Wells Fargo Bank, N.A.

10.18	Non-competition and Confidential Information Agreement dated September 20, 2011, by and between MWI Veterinary Supply Co. and William C. Pratt.
10.19	Non-competition and Confidential Information Agreement dated September 20, 2011, by and between MWI Veterinary Supply Co. and Mark Shaw.
10.20
Sterling Revolving Credit Facility dated November 5, 2010 by and among Centaur Services Limited and Wells Fargo Bank, N.A., incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 10, 2010.

10.21	Continuing Guaranty of MWI Veterinary Supply Co. dated November 5, 2010, incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed November 10, 2010.
10.22
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

10.24	Non-Disclosure and Non-Competition Agreement dated as of August 26, 2011 by and among MWI Veterinary Supply Co. and Kevin W. Price
10.25
2010 Livestock Products Distribution Agreement between MWI Veterinary Supply, Inc. and Pfizer, Inc. effective as of January 1, 2010, incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed May 5, 2011. †

10.26
2010 Pfizer Equine Products Marketing Agreement between MWI Veterinary Supply Co. and Pfizer Inc. effective as of January 1, 2010, incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed May 5, 2011. †

10.27
2010 Strategic Brands Distribution Agreement between MWI Veterinary Supply, Inc. and Pfizer Inc. effective as of January 1, 2010, incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed May 5, 2011. †

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