Form 10-Q
period 2012-02-02
MWI Veterinary Supply, Inc.
filed 2012-02-03
CIK 1323974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of January 27, 2012 was 12,719,862.

MWI VETERINARY SUPPLY, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	MWI VETERINARY SUPPLY, INC.
	CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	Dollars and shares in thousands, except per share data
	(unaudited)

	Three months ended December 31,
	2011	2010
Revenues:
Product sales	$442,597	$347,737
Product sales to related party	15,558	14,723
Commissions	3,746	3,714
Total revenues	461,901	366,174
Cost of product sales	399,387	316,102
Gross profit	62,514	50,072

Selling, general and administrative expenses	38,907	31,047
Depreciation and amortization	2,192	1,489
Operating income	21,415	17,536

Other income (expense):
Interest expense	(183)	(182)
Earnings of equity method investees	77	73
Other	188	135
Total other income (expense), net	82	26

Income before taxes	21,497	17,562
Income tax expense	(8,301)	(6,734)
Net income	$13,196	$10,828

Earnings per common share:
Basic	$1.05	$0.87
Diluted	$1.05	$0.87

Weighted average common shares outstanding:
Basic	12,581	12,415
Diluted	12,605	12,483

See Notes to Condensed Consolidated Financial Statements.

MWI VETERINARY SUPPLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars and shares in thousands, except per share data
(unaudited)

	December 31,	September 30,
	2011	2011
Assets

Current Assets:
Cash and cash equivalents	$551	$606
Receivables, net	237,880	215,861
Inventories	235,167	170,065
Prepaid expenses and other current assets	6,133	10,079
Deferred income taxes	1,700	1,672
Total current assets	481,431	398,283

Property and equipment, net	34,838	25,209
Goodwill	54,792	49,041
Intangibles, net	45,236	24,894
Other assets, net	7,149	6,792
Total assets	$623,446	$504,219

Liabilities And Stockholders’ Equity

Current Liabilities:
Credit facilities	$51,563	$2,907
Accounts payable	230,139	182,594
Accrued expenses and other current liabilities	18,339	16,385
Current portion of capital lease obligations	898	909
Total current liabilities	300,939	202,795

Deferred income taxes	6,442	5,989

Long-term capital lease obligations	351	354

Other long-term liabilities	2,529	2,271

Commitments and contingencies (see Note 14)

Stockholders’ Equity
Common stock $0.01 par value, 40,000 authorized; 12,720 and
12,618 shares issued and outstanding, respectively	127	126
Additional paid in capital	141,562	133,759
Retained earnings	172,684	159,488
Accumulated other comprehensive income	(1,188)	(563)
Total stockholders’ equity	313,185	292,810
Total liabilities and stockholders’ equity	$623,446	$504,219

See Notes to Condensed Consolidated Financial Statements.

MWI VETERINARY SUPPLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands (unaudited)

	Three months ended December 31,
	2011	2010
Cash Flows From Operating Activities:
Net income	$13,196	$10,828
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,196	1,492
Amortization of debt issuance costs	12	17
Stock-based compensation	376	21
Deferred income taxes	460	265
Earnings of equity method investees	(77)	(73)
Loss on disposal of property and equipment	23	-
Excess tax benefit of exercise of common stock options	(119)	(1,389)
Other	(41)	-
Changes in operating assets and liabilities (net of effects of business acquisitions):
Receivables	308	4,069
Inventories	(37,182)	(3,384)
Prepaid expenses and other current assets	4,053	3,767
Accounts payable	22,800	(24,022)
Accrued expenses and other current liabilities	1,272	2,512
Net cash provided by/(used in)operating activities	7,277	(5,897)

Cash Flows From Investing Activities:
Business acquisitions, net of cash acquired	(53,720)	-
Purchases of property and equipment	(1,823)	(7,022)
Other investments	(444)	60
Net cash used in investing activities	(55,987)	(6,962)

Cash Flows From Financing Activities:
Borrowings on credit facilities	123,213	86,329
Payments on credit facilities	(74,498)	(74,141)
Proceeds from issuance of common stock	139	101
Proceeds from exercise of stock options	7	41
Excess tax benefit of exercise of common stock options	119	1,389
Debt issuance costs	(111)	-
Payment on capital lease obligations	(142)	(912)
Net cash provided by financing activities	48,727	12,807

Effect of Exchange Rate on Cash and Cash Equivalents	(72)	(6)

Decrease in Cash and Cash Equivalents	(55)	(58)

Cash and Cash Equivalents at Beginning of Period	606	911

Cash and Cash Equivalents at End of Period	$551	$853

See Notes to Condensed Consolidated Financial Statements.

MWI VETERINARY SUPPLY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dollars and sterling pounds in thousands, except share and per share data

(unaudited)

NOTE 1 — GENERAL

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the results of operations, financial position and cash flows of MWI Veterinary Supply, Inc. and its wholly-owned subsidiaries (collectively referred to as “we,” “us,” and “our” throughout this Form 10-Q).  All intercompany balances have been eliminated.

In the opinion of our management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly, in all material respects, our results for the periods presented. These condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our 2011 Annual Report on Form 10-K filed with the SEC on November 28, 2011.  The results of operations for the three months ended months ended December 31, 2011 are not necessarily indicative of results to be expected for the entire fiscal year.

Our unaudited condensed consolidated balance sheet as of September 30, 2011 has been derived from the audited consolidated balance sheet as of that date.

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

Revenue Recognition

We sell products we source from vendors to our customers through either a “buy/sell” transaction or an agency relationship with our vendors. In a “buy/sell” transaction, we purchase or take inventory of products from the vendor. When a customer places an order with us, we pick, pack, ship and invoice the customer for the order. We recognize revenue from “buy/sell” transactions as product sales when the product is delivered to the customer. We accept product returns from our customers. We estimate returns based on historical experience and recognize these estimated returns as a reduction of product sales. Product returns have historically not been significant to our financial statements. We record revenues net of sales tax.  In an agency relationship, we generally do not purchase and take inventory of products from vendors. We receive an order from a customer, then transmit the order to the vendor, who picks, packs and ships the order to the customer. In some cases, the vendor invoices and collects payment from the customer, while in other cases we invoice and collect payment from the customer on behalf of the vendor. We receive a commission payment for soliciting the order from the customer and for providing other customer service activities. Commissions are recognized when the services upon which the commissions are based are complete. Gross billings from agency contracts were $68,031 and $70,565 for the three months ended December 31, 2011 and 2010, respectively, and generated commission revenue of $3,746 and $3,714, respectively.

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

On October 31, 2011, MWI Co. purchased substantially all of the assets of Micro Beef Technologies, Ltd. (“Micro”) for $60,880, including $53,400 in cash and 94,359 shares of common stock valued at $7,158, which is the fair value as of the date of acquisition and an estimated working capital adjustment of $322.  The purchase price remains subject to a post-closing working capital and debt adjustment.  Micro was a value-added distributor to the production animal market, including the distribution of micro feed ingredients, pharmaceuticals, vaccines, parasiticides, supplies, and other animal health products.  Micro also was a leading innovator of proprietary, computerized management systems for the production animal market. The intangible assets acquired in the acquisition include customer relationships, covenant not to compete, technology and trade name.  The useful life of the amortizing intangible assets ranges from 5 years to 17 years.  Trade name is a non-amortizing intangible asset.  The amount recorded in goodwill is expected to be deductible for tax purposes over 15 years.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition, which may be adjusted during the allocation period as defined in Accounting Standards Codification (“ASC”) 280.  These purchase price allocations are based on a combination of valuations and analyses.

	2012	2011
Cash	$2	$-
Receivables	22,680	4,041
Inventories	28,203	3,594
Other current assets	104	-
Property and equipment	9,102	1,900
Goodwill	5,856	1,823
Intangibles	20,910	140
Investments	199	-
Total assets acquired	87,056	11,498

Accounts payable	24,976	4,498
Accrued expenses and other liabilities	1,200	-
Total liabilities assumed	26,176	4,498

Net assets acquired	$60,880	$7,000

The following table presents information for Micro that is included in our consolidated statements of income from the acquisition date of October 31, 2011 through the end of the quarter ended December 31, 2011:

Micro's operations included in MWI's results
Revenues	$46,161
Net Income	$1,223

The following table presents supplemental pro forma information as if the acquisition of Micro had occurred on October 1, 2011 for the three months ended December 31, 2011 and on October 1, 2010 for the three months ended December 31, 2010 (unaudited):

	Unaudited Pro Forma Consolidated Results
	Three months ended December 31,
	2011	2010
Revenues	$483,831	$426,417
Net Income	$13,290	$12,090

The unaudited pro forma consolidated results are not necessarily indicative of what our consolidated results of operations would have been had we completed the acquisition on October 1, 2011 or 2010.  Additionally, the unaudited pro forma consolidated results do not purport to project the future results of operations of the combined company.

NOTE 4 — RECEIVABLES

	December 31,	September 30,
	2011	2011
Trade	$217,132	$203,038
Vendor rebates and programs	23,370	15,404
	240,502	218,442
Allowance for doubtful accounts	(2,622)	(2,581)
	$237,880	$215,861

Product sales resulting from transactions with Banfield, The Pet Hospital (“Banfield”) were approximately 6% of total product sales during the three months ended December 31, 2011 and 2010, respectively.  Approximately 7% and 8% of our trade receivables resulted from transactions with Banfield as of December 31, 2011 and September 30, 2011, respectively.

NOTE 5 — PROPERTY AND EQUIPMENT

	December 31,	September 30,
	2011	2011
Land	$1,754	$1,723
Building and leasehold improvements	14,071	13,427
Machinery, furniture and equipment	31,296	20,979
Computer equipment	6,082	5,864
Construction in progress	1,480	2,203
	54,683	44,196
Accumulated depreciation	(19,845)	(18,987)
	$34,838	$25,209

Depreciation expense was $1,458 and $1,085 for the three months ended December 31, 2011 and 2010, respectively.

NOTE 6 — GOODWILL AND INTANGIBLES

The changes in the carrying value of goodwill are as follows:

Goodwill as of September 30, 2011	$49,041
Acquisition activity	5,856
Foreign currency adjustments	(105)
Goodwill as of December 31, 2011	$54,792

Balances of intangibles are as follows:

		December 31,	September 30,
	Useful Lives	2011	2011
Amortizing:
Customer relationships	9-20 years	$26,978	$24,981
Covenants not to compete	1-5 years	1,096	808
Technology	11 years	11,930	-
Other	2-7 years	1,056	455
		41,060	26,244
Accumulated amortization		(5,827)	(5,109)
		35,233	21,135
Non-Amortizing:
Trade names and patents		10,003	3,759
		$45,236	$24,894

Amortization expense was $738 and $407 for the three months ended December 31, 2011 and 2010, respectively.  Estimated future annual amortization expense related to intangible assets as of December 31, 2011 is as follows:

Amount
Remainder of 2012	$2,226
2013	3,018
2014	2,845
2015	2,569
2016	2,472
Thereafter	22,103
$35,233

The above projection of amortization expense includes preliminary estimates of intangible assets and lives associated with the acquisition of Micro.  These amounts may be adjusted during the allocation period as defined in ASC 805.

NOTE 7 — DEBT

The following table presents the outstanding debt and capital lease obligations as of December 31, 2011 and September 30, 2011:

	December 31,	September 30,
	2011	2011
Revolving credit facility, 1.10% interest as of December 31, 2011	$45,400	$-
Sterling revolving credit facility, 1.76% interest as of December 31, 2011	6,163	2,907
Capital lease obligations (1)	1,249	1,263
Total debt and capital lease obligations	52,812	4,170
Less: Long-term capital lease obligations	(351)	(354)
Total debt included in current liabilities	$52,461	$3,816

(1) The capital lease obligations have varying maturity dates.

Revolving Credit Facility — On November 1, 2011, MWI Co. as borrower, entered into a Third Amendment to Credit Agreement (the “Third Amendment”) with MWI Veterinary Supply, Inc. and Memorial Pet Care, Inc., as guarantors, and Bank of America, N.A. and Wells Fargo Bank, N.A. as lenders (collectively, the “Lenders”), amending the Credit Agreement dated December 13, 2006, and as amended from time to time, by and among Supply Co., MWI Veterinary Supply, Inc., Memorial Pet Care, Inc. and the Lenders (the  “Credit Agreement”).  The Third Amendment increased the aggregate revolving commitment of the Lenders under the Credit Agreement from $100,000 to $150,000 and extended the maturity date of the Credit Agreement from March 1, 2013 to November 1, 2016.  Under the Third Amendment, the margin on variable interest rate borrowings now ranges from 0.95% to 1.50%.  The margin previously ranged from 1.50% to 2.25% under the Second Amendment.  The Third Amendment also reduced the commitment fee from a range of 0.2% to 0.35% to a range of 0.15% to 0.25% depending on the funded debt to EBITDA ratio.  The Credit Agreement contains financial covenants, including a fixed charge ratio and a funded debt to EBITDA ratio.  We were in compliance with all of the covenants as of December 31, 2011 and September 30, 2011.

Sterling revolving credit facility— On November 5, 2010, Centaur Services Limited (“Centaur”) entered into a £12,500 unsecured revolving line of credit facility (the “sterling revolving credit facility”) with Wells Fargo Bank, N.A. London Branch (“Wells Fargo”).  The sterling revolving credit facility is for a three year term with interest paid at the end of the applicable one month, three month or six month interest period.  Interest is based on LIBOR for the applicable interest period plus an applicable margin of 1.05% to 1.90%.  The facility contains financial covenants requiring Centaur to maintain a minimum tangible net worth of £3,000.  As of December 31, 2011 and September 30, 2011, Centaur was in compliance with the covenant.

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

As of December 31, 2011 and September 30, 2011, financial instruments include cash and cash equivalents, receivables and accounts payable, and the fair values approximate book values due to their short maturities.

In November 2011, we amended our revolving credit facility in the United States and in November 2010, we amended our sterling revolving credit facility in the United Kingdom.  Because these amendments were done relatively recently and include interest rates based on current market conditions, we believe that the estimated fair value of our debt was materially the same as our carrying value.

NOTE 9 — COMMON STOCK AND STOCK-BASED AWARDS

2002 Stock Plan

We have a 2002 Stock Plan (the “2002 Plan”) to provide our directors, executives and other key employees with additional incentives by allowing them to acquire an ownership interest in us and, as a result, encouraging them to contribute to our success. As of December 31, 2011 and September 30, 2011, we had 64,032 and 67,032 shares, respectively, of our common stock available for issuance under the 2002 Plan. The options granted under the 2002 Plan are nonqualified stock options that have an exercise price per share equal to fair market value of the common stock at the time of grant. The term of each option is determined by our board of directors or by a designated committee of the board.  The term of any option may not exceed ten years from the date of grant.  As of December 31, 2011, 3,592 options to purchase common stock were outstanding with a weighted average exercise price of $0.18 per share and expiring through June 2012.

2005 Stock Plan

We have a 2005 Stock-Based Award and Incentive Compensation Plan (the “2005 Plan”), under which we may offer restricted and unrestricted shares of our common stock and grant options to purchase shares of our common stock to selected employees and non-employee directors. The purpose of the 2005 Plan is to promote our long-term financial success by attracting, retaining and rewarding eligible participants. As of December 31, 2011 and September 30, 2011, we had 929,707 and 932,438 shares, respectively, of our common stock available for issuance under the 2005 Plan. As of December 31, 2011, 30,361 options to purchase common stock were outstanding with a weighted average exercise price of $17.85 per share and expiring through September 2015.

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

We did not grant common stock options during each of the three months ended December 31, 2011 and 2010.  During the three months ended December 31, 2011 and 2010, we issued 3,500 and 300 shares of restricted stock under the 2005 Plan.  During the three months ended December 31, 2011 and 2010, we recognized $432 and $247 of compensation expense related to stock grants, respectively.

We also have an employee stock purchase plan (“ESPP”) that allows substantially all employees to purchase shares of our common stock at 95% of the fair market value on the date of purchase.  The purchase date is the last trading date of the purchase periods, which begin in March, June, September and December.  Employees accumulate amounts through payroll deductions during the purchase period of between 1% and 10% but no more than $20 annually.  An employee is allowed to purchase a maximum of 200 shares per purchase period.  During the three months ended December 31, 2011 and 2010, we issued 2,113 and 1,734 shares, respectively, of our common stock under the ESPP.

NOTE 10 — INCOME TAXES

Our effective tax rate for each of the three months ended December 31, 2011 and 2010 was 38.6% and 38.3%, respectively.  The increase in the effective tax rate is primarily attributable to greater domestic pre-tax income.

As of December 31, 2011, we had $23 of unrecognized tax benefits, of which $15 would impact our effective rate if recognized. Our policy for classifying interest and penalties associated with unrecognized tax benefits is to include such items in income tax expense.  The amount of interest and penalties recognized during the three months ended December 31, 2011 and 2010 was not material.

With few exceptions, we are no longer subject to income tax examination for years before 2007 in the U.S. and significant state and local jurisdictions.  We are no longer subject to income tax examination for years before 2009 in significant foreign jurisdictions.

NOTE 11 — COMPUTATION OF EARNINGS PER SHARE (In thousands, except per share data)

	Three months ended December 31,
	2011		2010
	Basic	Diluted	Basic	Diluted
Net income	$13,196	$13,196	$10,828	$10,828

Weighted average common shares outstanding	12,581	12,581	12,415	12,415
Effect of diluted securities
Stock options and restricted stock		24		68

Weighted average diluted shares outstanding		12,605		12,483
Earnings per share	$1.05	$1.05	$0.87	$0.87

Anti-dilutive shares excluded from calculation		-		-

NOTE 12 — RELATED PARTIES

MWI Co. holds a 50.0% membership interest in Feeders’ Advantage LLC (“Feeders’ Advantage”).  MWI Co. charged Feeders’ Advantage for certain operating and administrative services in the amounts of $263 and $241 for the three months ended December 31, 2011 and 2010, respectively. Sales of products to Feeders’ Advantage were $15,558 and $14,723, which represented 3% and 4% of total product sales for each of the three months ended December 31, 2011 and 2010, respectively.

MWI Co. provides Feeders’ Advantage with a line-of-credit to finance its day-to-day operations. This line-of-credit bears interest at the prime rate. The interest due on the line-of-credit is calculated and charged to Feeders’ Advantage on the last day of each month. Conversely, to the extent MWI Co. has a payable balance due to Feeders’ Advantage, the payable balance accrues interest in favor of Feeders’ Advantage at the average federal funds rates in effect for that month.  MWI Co. had a payable balance to Feeders’ Advantage of $1,141 as of December 31, 2011 and a receivable balance from Feeders’ Advantage of $756 as of September 30, 2011.

NOTE 13 — STATEMENTS OF CASH FLOWS – SUPPLEMENTAL AND NON-CASH DISCLOSURES

	Three months ended December 31,
	2011	2010
Supplemental Disclosures
Cash paid for interest	$142	$120
Cash paid for income taxes	822	1,380
Non-cash Activities
Issuance of restricted common stock for asset acquisition	7,158	-
Capital lease asset additions and related obligations	140	-
Equipment acquisitions financed with accounts payable	235	92

NOTE 14 — COMMITMENTS AND CONTINGENCIES

From time to time, in the normal course of business, we may become a party to legal proceedings that may have an adverse effect on our financial position, results of operations and cash flows. At December 31, 2011, we were not a party to any material pending legal proceedings and were not aware of any claims that could have a material adverse effect on our financial position, results of operations or cash flows.

NOTE 15 — OTHER COMPREHENSIVE INCOME

The components of comprehensive income were as follows:

	Three months ended December 31,
	2011	2010
Net income	$13,196	$10,828
Other comprehensive income (loss):
Foreign currency translation	(625)	(1,048)
Total comprehensive income	$12,571	$9,780

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MWI Veterinary Supply, Inc.
Boise, Idaho

We have reviewed the accompanying condensed consolidated balance sheet of MWI Veterinary Supply, Inc. and subsidiaries (the "Corporation") as of December 31, 2011, and the related condensed consolidated statements of income and of cash flows for the three-month periods ended December 31, 2011 and 2010. These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of MWI Veterinary Supply, Inc. and subsidiaries as of September 30, 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated November 28, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2011 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP
Boise, Idaho
February 2, 2012

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

All dollar amounts are presented in thousands, except for per share amounts.

Overview

We are a leading distributor of animal health products to veterinarians in the United States and the United Kingdom. We sell our products to veterinarians in both the companion and production animal markets. Our growth has primarily been from internal growth initiatives and, to a lesser extent, selective acquisitions.  On October 31, 2011, we acquired substantially all of the assets of Micro Beef Technologies, Ltd. (“Micro”), which was a value-added distributor to the production animal market, including the distribution of micro feed ingredients, pharmaceuticals, vaccines, parasiticides, supplies, and other animal health products.  Micro was also a leading innovator of proprietary, computerized management systems for the production animal market.  On March 21, 2011, we acquired substantially all of the assets of Nelson Laboratories Limited Partnership (“Nelson”), which was a distributor of animal health products to veterinarians in the midwestern United States.  We operate under a single reporting segment.

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

Industry

We believe that the growth in the companion animal market in both the United States and United Kingdom has slowed as a result of a decrease in consumer spending.  Historically, growth in the companion animal market has been due to the increasing number of households with companion animals, increased expenditures on animal health and preventative care, an aging pet population, advancements in pharmaceuticals and diagnostic testing and extensive marketing programs sponsored by companion animal nutrition and pharmaceutical companies. While the average order size for companion animal health products is often smaller than production animal health products, companion animal health products typically have higher margins. We intend to continue to penetrate this market through internal growth initiatives and selective acquisitions.  We believe that some of our customers in this market have experienced liquidity issues as a result of the tightening credit markets.

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

Vendor Consolidation

In the United States, our top ten vendors supplied products that accounted for approximately 72% and 71% of our revenues for the three months ended December 31, 2011 and 2010, respectively, and 71% of our revenues for the fiscal year ended September 30, 2011.  Pfizer supplied products that accounted for approximately 24% and 26% of our revenues during the three months ended December 31, 2011 and 2010, respectively, and 24% of our revenues for our fiscal year ended September 30, 2011.  Of the Pfizer supplied products, production animal products under a livestock agreement accounted for approximately 14% of our revenues during each of the three months ended December 31, 2011 and 2010, respectively, and approximately 13% of our revenues for our fiscal year ended September 30, 2011.  Merck (formerly known as Intervet/Schering-Plough) supplied products that accounted for approximately 14% and 11% of our revenues during the three months ended December 31, 2011 and 2010, respectively, and 11% of our revenues for our fiscal year ended September 30, 2011.  No other vendor accounts for more than 10% of our revenues in the United States.  Merial, a subsidiary of Sanofi-Aventis, supplies the majority of their products to us under an agency relationship.  Commission revenue generated from Merial products accounted for approximately 33% and 27% of total commission revenues during the three months ended December 31, 2011 and 2010, respectively, and 47% of total commission revenues for our fiscal year ended September 30, 2011.

For more information on our business, see our Annual Report on Form 10-K filed with the SEC on November 28, 2011.

Results of Operations

The following table summarizes our results of operations for the three months ended December 31, 2011 and 2010, in dollars and as a percentage of total revenues.

	Three months ended December 31,
	2011	%	2010	%
Revenues:
Product sales	$442,597	95.8%	$347,737	95.0%
Product sales to related party	15,558	3.4%	14,723	4.0%
Commissions	3,745	0.8%	3,714	1.0%
Total revenues	461,901	100.0%	366,174	100.0%

Cost of product sales	399,387	86.5%	316,102	86.3%
Gross profit	62,514	13.5%	50,072	13.7%

Selling, general and administrative expenses	38,907	8.4%	31,047	8.5%
Depreciation and amortization	2,192	0.5%	1,489	0.4%
Operating income	21,415	4.6%	17,536	4.8%

Other income (expense):
Interest expense	(183)	-%	(182)	-%
Earnings of equity method investees	77	-%	73	-%
Other	188	-%	135	-%
Total other income (expense), net	82	-%	26	-%

Income before taxes	21,497	4.6%	17,562	4.8%
Income tax expense	(8,301)	(1.8)%	(6,734)	(1.8)%
Net income	$13,196	2.8%	$10,828	3.0%

Earnings per common share:
Basic	$1.05		$0.87
Diluted	$1.05		$0.87

Weighted average common shares outstanding (in thousands):
Basic	12,581		12,415
Diluted	12,605		12,483

Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010

Total Revenues.  Total revenues increased 26.1% to $461,901 for the three months ended December 31, 2011, from $366,174 for the three months ended December 31, 2010.  Excluding the acquisition of the assets of Micro, revenue growth in the United States was 14.1% for the quarter ended December 31, 2011, compared to the same period in the prior fiscal year.  Revenues from Micro, which was acquired on October 31, 2011, were $46,161 for the quarter ended December 31, 2011.  Revenue growth in the United Kingdom was 11.0% for the quarter ended December 31, 2011, compared to the same period in the prior fiscal year, consisting of 11.7% organic growth offset by a decline of  0.7% related to foreign currency exchange. Excluding the revenues from Micro, revenues in the United States attributable to existing customers represented approximately 56% of the growth in revenues and revenues attributable to new customers represented approximately 44% of the growth in revenues during the three months ended December 31, 2011.  For the purpose of calculating growth rates of new and existing customer revenue, we have defined a new customer as a customer that did not purchase product from us in the corresponding fiscal quarter of the prior year, with the remaining customer base being considered existing customers.  Revenues from new customers for each fiscal quarter are summed to arrive at the estimated year-to-date revenue for new customers.

Product sales to related party increased by 5.7% to $15,558 for the three months ended December 31, 2011, from $14,723 for the three months ended December 31, 2010.  Commissions were $3,746 for the three months ended December 31, 2011, consistent with $3,714 for the three months ended December 31, 2010. Commissions were negatively impacted by the loss of a pet food line that we represented for most of fiscal year 2011 that we will not represent in fiscal year 2012, partially offset by growth in other agency products that we represent.

Gross Profit.  Gross profit increased by 24.8% to $62,514 for the three months ended December 31, 2011, from $50,072 for the three months ended December 31, 2010.  The change in gross profit is primarily a result of increased total revenues as discussed above.  Gross profit as a percentage of total revenues was 13.5% and 13.7% for the three months ended December 31, 2011 and 2010, respectively.  Vendor rebates for the three months ended December 31, 2011 increased by approximately $535 compared to the three months ended December 31, 2010.

Selling, General and Administrative (“SG&A”).  SG&A expenses increased 25.3% to $38,907 for the three months ended December 31, 2011, from $31,047 for the three months ended December 31, 2010.  The increase in SG&A expenses was primarily due to the addition of Micro and compensation costs from increased headcount to support the revenue growth.  Included in the increase in SG&A expenses for the quarter ended December 31, 2011 are direct acquisition-related and integration expenses of $235 related to the Micro acquisition.  SG&A expenses as a percentage of total revenues were 8.4% for the three months ended December 31, 2011, compared to 8.5% for the three months ended December 31, 2010.

Depreciation and Amortization. Depreciation and amortization increased 47.2% to $2,192 for the three months ended December 31, 2011, from $1,489 for the three months ended December 31, 2010.  The increase was due to depreciation for fixed assets acquired from Micro as well as the fixed assets added since December 2010, including the move to a new distribution center in Visalia, California and Harrisburg, Pennsylvania, the purchase of a building for our corporate offices in Boise, Idaho, and various information technology projects.  Amortization expense increased primarily due to the addition of intangibles acquired from Micro.

Critical Accounting Policies

The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  The accompanying condensed consolidated financial statements are prepared using the same critical accounting policies discussed in our Annual Report on Form 10-K filed with the SEC on November 28, 2011.

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

On November 1, 2011, MWI Co. as borrower, entered into a Third Amendment to Credit Agreement (the “Third Amendment”) with MWI Veterinary Supply, Inc. and Memorial Pet Care, Inc., as guarantors, and Bank of America, N.A. and Wells Fargo Bank, N.A. as lenders (collectively, the “Lenders”), amending the Credit Agreement dated December 13, 2006, and as amended from time to time, by and among Supply Co., MWI Veterinary Supply, Inc., Memorial Pet Care, Inc. and the Lenders (the  “Credit Agreement”).  The Third Amendment increased the aggregate revolving commitment of the Lenders under the Credit Agreement from $100 million to $150 million and extended the maturity date of the Credit Agreement from March 1, 2013 to November 1, 2016.  Under the Third Amendment, the margin on variable interest rate borrowings now ranges from 0.95% to 1.50%.  The margin previously ranged from 1.50% to 2.25% under the Second Amendment.  The Third Amendment also reduced the commitment fee from a range of 0.2% to 0.35% to a range of 0.15% to 0.25% depending on the funded debt to EBITDA ratio.  The Credit Agreement contains financial covenants, including a fixed charge ratio and a funded debt to EBITDA ratio.  We were in compliance with all of the covenants as of December 31, 2011 and September 30, 2011.  Our outstanding balance on the revolving credit facility at December 31, 2011 and September 30, 2011 was $45,400 and $0, respectively, and the interest rate was 1.10% as of December 31, 2011.

On November 5, 2010, Centaur entered into a £12,500 unsecured revolving line of credit facility (the “sterling revolving credit facility”) with Wells Fargo Bank, N.A. London Branch (“Wells Fargo”).  The sterling revolving credit facility is for a three year term with interest paid at the end of the applicable one month, three month or six month interest period.  Interest is based on LIBOR for the applicable interest period plus an applicable margin of 1.05% to 1.90%.  The facility contains financial covenants requiring Centaur to maintain a minimum tangible net worth of £3,000 which is to be calculated at end of each fiscal year.  Our outstanding balance on the revolving credit facility at December 31, 2011 was £3,988, or $6,163 using the current exchange rate as of December 31, 2011, and the interest rate was 1.76% as of December 31, 2011.

Operating Activities.  For the three months ended December 31, 2011, cash provided by operations was $7,277 and was primarily attributable to net income of $13,196 offset by changes in working capital.  Inventory increased $37,182 and accounts payable increased $22,800 as we purchased inventory ahead of vendor price increases and to accommodate growth in revenue.

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

Investing Activities.  For the three months ended December 31, 2011, net cash used in investing activities was $55,987.  We paid $53,720 in cash for the acquisition of the assets of Micro. Additionally, we paid for capital expenditures of $1,823 which primarily related to equipment purchase for our move into a new distribution center in Harrisburg, Pennsylvania and information technology purchases.

For the three months ended December 31, 2010, net cash used in investing activities was $6,962 and was primarily due to capital expenditures of $7,022 which primarily related to an office building purchased in Boise, Idaho for our headquarters as well as a new distribution center in Visalia, California to accommodate the growth needs in that region.

Financing Activities.  For the three months ended December 31, 2011, net cash provided by financing activities was $48,727, which was primarily due to net borrowings of $48,715 on our credit facilities.  Our revolving credit facilities are used to fund strategic acquisitions, make capital purchases and meet our working capital requirements.

For the three months ended December 31, 2010, net cash provided by financing activities was $12,807, which was primarily due to net borrowings of $12,188 on our credit facilities.  This was coupled with the tax benefit from stock option exercises of $1,389.

Contractual Obligations and Guarantees

For information on our contractual obligations and guarantees, see our Annual Report on Form 10-K filed on November 28, 2011 with the SEC.

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

We are exposed to foreign currency risk due to our U.K. subsidiary Centaur.  A hypothetical 10% change in the value of the U.S. dollar in relation to the British Pound, which is the Company’s most significant foreign currency exposure, would have changed net sales for the three months ended December 31, 2011 by approximately $6,900. This amount is not indicative of the hypothetical net earnings impact due to the partially offsetting impact of the currency exchange movements on cost of sales and operating expenses.

The interest payable on the facility is based on variable interest rates and is affected by changes in market interest rates. The outstanding balance on the revolving credit facility in the United States as of December 31, 2011 was $45,400.  A change of 10% from the interest rate as of December 31, 2011, which was approximately 1.10% (Daily LIBOR Floating Rate plus a margin of 0.95%), would have changed interest by $12 for the three months ended December 31, 2011.

Item 4.  Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of December 31, 2011.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

On October 31, 2011, we acquired substantially all of the assets of Micro.  In connection with integrating Micro, we are evaluating our internal control over financial reporting and, where necessary, will implement changes as the integration proceeds. This process may result in additions or changes to our internal control over financial reporting. Except for the acquisition, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal controls.

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

Item 1.  Legal Proceedings

In December, 2011, MWI received an allegation from a supplier to its Securos division that two employees of that division, Harold and Darroll Wotton, had engaged in misconduct.   As a result of these allegations, MWI engaged outside counsel to conduct an internal investigation of the matter.

As part of counsel’s investigation, on January 4, 2012 Harold and Darroll Wotton submitted to in depth interviews by MWI’s counsel regarding these allegations.   During those interviews, after being confronted with documentary evidence that MWI had obtained during the course of its investigation, each of Harold and Darroll Wotton admitted that they had violated the non-competition provisions of their employment agreements and the Asset Purchase Agreements pursuant to which MWI purchased the business by owning a significant interest in an entity, Globe Source, that sold to competitors of MWI certain products that were also products sold by Securos.   Harold and Darroll Wotton also admitted that a company they formed and controlled, Stealth Medical, was receiving from an existing supplier of Securos a payment for every bone screw sold by that supplier to Securos.  In addition, Harold and Darroll Wotton admitted to receiving a payment from another supplier to Securos, although they claimed this payment was for consulting services that Harold Wotton personally rendered to that supplier.  MWI believes that the rendering of such consulting services would have been in violation of Mr. Wotton’s employment agreement.  Finally, Harold and Darroll Wotton further admitted in substance that they did not disclose to MWI their ownership interest in Globe Source and that they engaged in related party transactions with Stealth Medical.

As a result of the findings of counsel’s internal investigation, on January 23, 2012, MWI terminated the employment of Harold and Darroll Wotton for cause.   In an effort to settle the matter without litigation, MWI also made a demand on Harold and Darroll Wotton for damages, and sent to them a form of complaint that MWI would file in the event a settlement could not be reached.  On January 30, 2012, while continuing to communicate with MWI about a possible settlement, Harold and Darroll Wotton brought suit against MWI and John Francis, the Vice President of MWI’s Specialty Resources Group, in the United States District Court for the District of Massachusetts, alleging against MWI and Mr. Francis fraud in the inducement when MWI purchased the Securos business from the Wottons in 2007, breach of contract, breach of duty of good faith and fair dealing, misrepresentation, wrongful termination, unjust enrichment, defamation and unfair and deceptive business practices.   In particular, notwithstanding the documentation gathered by MWI during its investigation and the admissions made by the Wottons during their interviews, the complaint alleges that MWI’s termination of their employment was pretextual and that MWI did not have a good faith basis for terminating the employment of either Harold or Darroll Wotton.  The complaint seeks damages in excess of $12 million plus pre-judgment interest of 12% per annum.  MWI believes that the complaint is wholly without merit and intends to vigorously defend against the action.  MWI also believes that the likelihood of MWI incurring material losses in connection with this matter is remote, and therefore has not accrued any amount relating to this matter in the Company’s financial statements.

On January 31, 2012, MWI brought suit against Harold and Darroll Wotton in the District Court of the Fourth Judicial District of the State of Idaho against Harold and Darroll Wotton alleging breach of the Asset Purchase Agreements pursuant to which MWI purchased the Securos business, breach of the respective employment agreements of Harold and Darroll Wotton, breach of the covenant of good faith and fair dealing, breach of fiduciary duty, tortious interference with contract, intentional interference with prospective economic advantage, civil conspiracy, conversion and usurping corporate opportunities.  MWI’s complaint seeks an injunction to enforce the non-competition covenants contained in the Asset Purchase Agreements and employment agreements as well as unspecified money damages.  Because the nature of litigation is inherently uncertain, MWI cannot predict the outcome of these matters at this time.

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On October 31, 2011, in connection with our acquisition of substantially all of the assets of Micro, we issued 94,359 shares of our common stock to MBT, LP as partial consideration for the acquired assets.  The issuance of the securities was deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.

Issuer Purchases of Equity Securities

The table below provides information concerning our repurchase of shares of our common stock during the three months ended December 31, 2011.

Issuer Purchases of Equity Securities

				Total Number of	Maximum Number (or
	Total			Shares Purchased	Approximate Dollar
	Number		Average	as Part of Publicly	Value) of Shares that May
	of Shares		Price Paid	Announced Plans	Yet Be Purchased Under
Period	Purchased		per Share	or Programs	the Plans or Programs
October 1 to October 31, 2011	936	(1)	$69.64	—	—
November 1 to November 30, 2011	—		—	—	—
December 1 to December 31, 2011	—		—	—	—
Total	936		$69.64	—	—

(1) These shares were withheld upon the vesting of employee stock grants in connection with payment of required withholding taxes.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Removed and Reserved

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

2.1
Asset Purchase Agreement dated September 20, 2011 by and among MWI Veterinary Supply, Inc., MWI Veterinary Supply Co. and Micro Beef Technologies, Ltd, incorporated herein by reference to Exhibit 2.2 of the Company’s Annual Report on Form 10-K, filed November 28, 2011

10.1
Third Amendment to Credit Agreement dated November 1, 2011 by and among MWI Veterinary Supply, Inc., MWI Veterinary Supply Co., Memorial Pet Care, Inc., Bank of America, N.A. and Wells Fargo Bank, N.A., incorporated herein by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K, filed November 28, 2011

10.2
Non-competition and Confidential Information Agreement dated September 20, 2011, by and between MWI Veterinary Supply Co. and William C. Pratt, incorporated herein by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K, filed November 28, 2011

10.3
Non-competition and Confidential Information Agreement dated September 20, 2011, by and between MWI Veterinary Supply Co. and Mark Shaw, incorporated herein by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K, filed November 28, 2011

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

MWI Veterinary Supply, Inc.
(Registrant)

Date: February 2, 2012	/s/ Mary Patricia B. Thompson
Mary Patricia B. Thompson
Senior Vice President of Finance and Administration, Chief Financial Officer