Form 10-Q
period 2012-05-03
MWI Veterinary Supply, Inc.
filed 2012-05-03
CIK 1323974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of April 27, 2012 was 12,729,289.

MWI VETERINARY SUPPLY, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	MWI VETERINARY SUPPLY, INC.
	CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	Dollars and shares in thousands, except per share data
	(unaudited)

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
Revenues:
Product sales	$488,187	$348,387	$930,784	$696,124
Product sales to related party	14,585	13,118	30,143	27,841
Commissions	4,398	5,607	8,144	9,321
Total revenues	507,170	367,112	969,071	733,286
Cost of product sales	440,552	316,126	839,939	632,228
Gross profit	66,618	50,986	129,132	101,058

Selling, general and administrative expenses	42,933	32,450	81,840	63,497
Depreciation and amortization	2,274	1,667	4,466	3,156
Operating income	21,411	16,869	42,826	34,405

Other income (expense):
Interest expense	(252)	(252)	(435)	(434)
Earnings of equity method investees	79	63	156	136
Other	186	143	374	278
Total other income (expense), net	13	(46)	95	(20)

Income before taxes	21,424	16,823	42,921	34,385
Income tax expense	(8,246)	(6,491)	(16,547)	(13,225)
Net income	$13,178	$10,332	$26,374	$21,160

Earnings per common share:
Basic	$1.04	$0.83	$2.09	$1.70
Diluted	$1.04	$0.83	$2.09	$1.69

Weighted average common shares outstanding:
Basic	12,619	12,462	12,600	12,438
Diluted	12,648	12,511	12,626	12,496

See Notes to Condensed Consolidated Financial Statements.

MWI VETERINARY SUPPLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars and shares in thousands, except per share data
(unaudited)

	March 31,	September 30,
	2012	2011
Assets

Current Assets:
Cash and cash equivalents	$512	$606
Receivables, net	267,886	215,861
Inventories	238,884	170,065
Prepaid expenses and other current assets	6,767	10,079
Deferred income taxes	2,352	1,672
Total current assets	516,401	398,283

Property and equipment, net	34,615	25,209
Goodwill	60,907	49,041
Intangibles, net	39,930	24,894
Other assets, net	7,216	6,792
Total assets	$659,069	$504,219

Liabilities And Stockholders’ Equity

Current Liabilities:
Credit facilities	$64,484	$2,907
Accounts payable	234,935	182,594
Accrued expenses and other current liabilities	19,470	16,385
Current portion of capital lease obligations	764	909
Total current liabilities	319,653	202,795

Deferred income taxes	6,896	5,989

Long-term capital lease obligations	275	354

Other long-term liabilities	3,262	2,271

Commitments and contingencies (see Note 14)

Stockholders’ Equity
Common stock $0.01 par value, 40,000 authorized; 12,729 and
12,618 shares issued and outstanding, respectively	127	126
Additional paid in capital	142,380	133,759
Retained earnings	185,862	159,488
Accumulated other comprehensive income	614	(563)
Total stockholders’ equity	328,983	292,810
Total liabilities and stockholders’ equity	$659,069	$504,219

See Notes to Condensed Consolidated Financial Statements.

MWI VETERINARY SUPPLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands (unaudited)

	Six months ended March 31,
	2012	2011
Cash Flows From Operating Activities:
Net income	$26,374	$21,160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,475	3,162
Amortization of debt issuance costs	22	33
Stock-based compensation	772	651
Deferred income taxes	155	443
Earnings of equity method investees	(156)	(136)
Loss on disposal of property and equipment	31	-
Excess tax benefit of exercise of common stock options	(359)	(1,900)
Other	(40)	96
Changes in operating assets and liabilities (net of effects of business acquisitions):
Receivables	(28,321)	(13,663)
Inventories	(40,073)	(4,591)
Prepaid expenses and other current assets	3,479	5,183
Accounts payable	26,622	(12,332)
Accrued expenses and other current liabilities	2,656	505
Net cash used in operating activities	(4,363)	(1,389)

Cash Flows From Investing Activities:
Business acquisitions, net of cash acquired	(53,720)	(7,000)
Purchases of property and equipment	(3,282)	(9,130)
Proceeds from sale of property and equipment	96	-
Other investments	(498)	79
Net cash used in investing activities	(57,404)	(16,051)

Cash Flows From Financing Activities:
Borrowings on credit facilities	255,980	172,129
Payments on credit facilities	(194,562)	(153,997)
Proceeds from issuance of common stock	254	189
Proceeds from exercise of stock options	91	69
Excess tax benefit of exercise of common stock options	359	1,900
Debt issuance costs	(111)	-
Payment on long-term debt and capital lease obligations	(390)	(2,902)
Net cash provided by financing activities	61,621	17,388

Effect of Exchange Rate on Cash and Cash Equivalents	52	115

(Decrease)/Increase in Cash and Cash Equivalents	(94)	63

Cash and Cash Equivalents at Beginning of Period	606	911

Cash and Cash Equivalents at End of Period	$512	$974

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

In the opinion of our management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly, in all material respects, our results for the periods presented. These condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our 2011 Annual Report on Form 10-K filed with the SEC on November 28, 2011.  The results of operations for the three and six months ended March 31, 2012 are not necessarily indicative of results to be expected for the entire fiscal year.

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

Revenue Recognition

We sell products we source from vendors to our customers through either a “buy/sell” transaction or an agency relationship with our vendors. In a “buy/sell” transaction, we purchase or take inventory of products from the vendor. When a customer places an order with us, we pick, pack, ship and invoice the customer for the order. We recognize revenue from “buy/sell” transactions as product sales when the product is delivered to the customer. We accept product returns from our customers. We estimate returns based on historical experience and recognize these estimated returns as a reduction of product sales. Product returns have historically not been significant to our financial statements. We record revenues net of sales tax.  In an agency relationship, we generally do not purchase and take inventory of products from vendors. We receive an order from a customer, then transmit the order to the vendor, who picks, packs and ships the order to the customer. In some cases, the vendor invoices and collects payment from the customer, while in other cases we invoice and collect payment from the customer on behalf of the vendor. We receive a commission payment for soliciting the order from the customer and for providing other customer service activities. Commissions are recognized when the services upon which the commissions are based are complete.  Gross billings from agency contracts were $87,962 and $110,696 for the three months ended March 31, 2012 and 2011, respectively, and generated commission revenue of $4,398 and $5,607, respectively.  Gross billings from agency contracts were $155,993 and $181,261 for the six months ended March 31, 2012 and 2011, respectively, and generated commission revenue of $8,144 and $9,321, respectively.

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

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”) which is intended to simplify goodwill impairment testing by permitting the assessment of qualitative factors to determine whether events and circumstances lead to the conclusion that it is necessary to perform the traditional two-step impairment test. Under ASU 2011-08, entities testing goodwill for impairment now have the option to perform a qualitative assessment before having to calculate the fair value of a reporting unit. If an entity determines, on the basis of qualitative factors, that the fair value of the reporting unit is more-likely-than-not less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. This update is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. We do not believe that the adoption of this provision will have a material impact on our consolidated financial statements.

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

On October 31, 2011, MWI Co. purchased substantially all of the assets of Micro Beef Technologies, Ltd. (“Micro”) for $60,880, including $53,400 in cash and 94,359 shares of common stock valued at $7,158, which is the fair value of the common stock as of the date of acquisition and an estimated working capital adjustment of $322.  The $53,400 paid in cash as consideration of Micro was funded with borrowings under our Credit Agreement (as defined in Note 7) as then in effect.  The purchase price remains subject to a post-closing working capital and debt adjustment.  Micro was a value-added distributor to the production animal market, including the distribution of micro feed ingredients, pharmaceuticals, vaccines, parasiticides, supplies and other animal health products.  Micro also was a leading innovator of proprietary, computerized management systems for the production animal market. The intangible assets acquired in the acquisition include customer relationships, covenant not to compete, technology and trade name.  The useful life of the amortizing intangible assets ranges from 5 years to 17 years.  Trade name is a non-amortizing intangible asset.  The amount recorded in goodwill is expected to be deductible for tax purposes over 15 years.

The fair values assigned to the tangible and intangible assets acquired and liabilities assumed are based on management's estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. We adjusted those valuations during the three months ended March 31, 2012 as a result of further review of these estimates and assumptions. The fair value assigned to the purchased intangible related to customer relationships increased by $3,350, covenant not to compete decreased by $10, technology decreased by $6,100 and trade name decreased by $2,390 compared to the acquisition date as a result of this measurement period adjustment with a corresponding adjustment to the carrying value of goodwill of $5,150. The related impact on amortization recognized from that date is insignificant to the consolidated statements of income.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition, which may be adjusted during the allocation period as defined in Accounting Standards Codification (“ASC”) 280.  These purchase price allocations are based on a combination of valuations and analyses.

	2012	2011
Cash	$2	$-
Receivables	22,656	4,041
Inventories	28,204	3,594
Other current assets	104	-
Property and equipment	8,930	1,900
Goodwill	11,648	1,823
Intangibles	15,760	140
Investments	199	-
Total assets acquired	87,503	11,498

Accounts payable	25,023	4,498
Accrued expenses and other liabilities	1,600	-
Total liabilities assumed	26,623	4,498

Net assets acquired	$60,880	$7,000

The following table presents information for Micro that is included in our consolidated statements of income from the acquisition date of October 31, 2011 through the end of the quarter ended March 31, 2012:

	Micro's operations included in MWI's results
	Three months ended March 31, 2012	Six months ended March 31, 2012
Revenues	$63,006	$109,167
Net Income	$1,090	$2,313

The following table presents supplemental pro forma information as if the acquisition of Micro had occurred on October 1, 2011 for the six months ended March 31, 2012 and on October 1, 2010 for the six months ended March 31, 2011 (unaudited):

	Unaudited Pro Forma Consolidated Results
	Six months ended March 31,
	2012	2011
Revenues	$991,001	$844,187
Net Income	$26,468	$22,645

The unaudited pro forma consolidated results are not necessarily indicative of what our consolidated results of operations would have been had we completed the acquisition on October 1, 2011 or 2010.  Additionally, the unaudited pro forma consolidated results do not purport to project the future results of operations of the combined company.

NOTE 4 — RECEIVABLES

	March 31,	September 30,
	2012	2011
Trade	$252,723	$203,038
Vendor rebates and programs	17,597	15,404
	270,320	218,442
Allowance for doubtful accounts	(2,434)	(2,581)
	$267,886	$215,861

Product sales resulting from transactions with Banfield, The Pet Hospital (“Banfield”) were approximately 6% of total product sales during each of the three and six months ended March 31, 2012 and 2011.  Approximately 7% and 8% of our trade receivables resulted from transactions with Banfield as of March 31, 2012 and September 30, 2011, respectively.

NOTE 5 — PROPERTY AND EQUIPMENT

	March 31,	September 30,
	2012	2011
Land	$1,762	$1,723
Building and leasehold improvements	14,156	13,427
Machinery, furniture and equipment	31,506	20,979
Computer equipment	7,550	5,864
Construction in progress	1,052	2,203
	56,026	44,196
Accumulated depreciation	(21,411)	(18,987)
	$34,615	$25,209

Depreciation expense was $1,582 and $1,261 for the three months ended March 31, 2012 and 2011, respectively. Depreciation expense was $3,040 and $2,346 for the six months ended March 31, 2012 and 2011, respectively.

NOTE 6 — GOODWILL AND INTANGIBLES

The changes in the carrying value of goodwill are as follows:

Goodwill as of September 30, 2011	$49,041
Acquisition activity	11,648
Foreign currency adjustments	218
Goodwill as of March 31, 2012	$60,907

Balances of intangibles are as follows:

		March 31,	September 30,
	Useful Lives	2012	2011
Amortizing:
Customer relationships	9-20 years	$30,866	$24,981
Covenants not to compete	1-5 years	902	808
Technology	11 years	5,830	-
Other	2-7 years	1,056	455
		38,654	26,244
Accumulated amortization		(6,385)	(5,109)
		32,269	21,135
Non-Amortizing:
Trade names and patents		7,661	3,759
		$39,930	$24,894

Amortization expense was $697 and $410 for the three months ended March 31, 2012 and 2011, respectively.  Amortization expense was $1,435 and $817 for the six months ended March 31, 2012 and 2011, respectively.  Estimated future annual amortization expense related to intangible assets as of March 31, 2012 is as follows:

Amount
Remainder of 2012	$1,223
2013	2,681
2014	2,508
2015	2,232
2016	2,135
Thereafter	21,490
$32,269

The above projection of amortization expense includes preliminary estimates of intangible assets and lives associated with the acquisition of Micro.  These amounts may be adjusted during the allocation period as defined in ASC 805.

NOTE 7 — DEBT

The following table presents the outstanding debt and capital lease obligations as of March 31, 2012 and September 30, 2011:

	March 31,	September 30,
	2012	2011
Revolving credit facility, 1.10% interest as of March 31, 2012	$55,900	$-
Sterling revolving credit facility, 1.70% interest as of March 31, 2012	8,584	2,907
Capital lease obligations (1)	1,039	1,263
Total debt and capital lease obligations	65,523	4,170
Less: Long-term capital lease obligations	(275)	(354)
Total debt included in current liabilities	$65,248	$3,816

(1) The capital lease obligations have varying maturity dates.

Revolving Credit Facility — On November 1, 2011, MWI Co. as borrower, entered into a Third Amendment to Credit Agreement (the “Third Amendment”) with MWI Veterinary Supply, Inc. and Memorial Pet Care, Inc., as guarantors, and Bank of America, N.A. and Wells Fargo Bank, N.A. as lenders (collectively, the “Lenders”), amending the Credit Agreement dated December 13, 2006, and as amended from time to time, by and among MWI Co., MWI Veterinary Supply, Inc., Memorial Pet Care, Inc. and the Lenders (the  “Credit Agreement”).  As discussed in Note 3 – Business Acquisitions, MWI Co.’s purchase of the assets of Micro was completed on October 31, 2011, using borrowing capacity that existed prior to the effectiveness of the Third Amendment.  The Third Amendment increased the aggregate revolving commitment of the Lenders under the Credit Agreement from $100,000 to $150,000 and extended the maturity date of the Credit Agreement from March 1, 2013 to November 1, 2016.  Under the Third Amendment, the margin on variable interest rate borrowings now ranges from 0.95% to 1.50%.  The margin previously ranged from 1.50% to 2.25% under the Second Amendment.  The Third Amendment also reduced the commitment fee from a range of 0.2% to 0.35% to a range of 0.15% to 0.25% depending on the funded debt to EBITDA ratio.  The Credit Agreement contains financial covenants, including a fixed charge ratio and a funded debt to EBITDA ratio.  We were in compliance with all of the covenants as of March 31, 2012 and September 30, 2011.

Sterling revolving credit facility— On November 5, 2010, Centaur Services Limited (“Centaur”), a wholly owned subsidiary of MWI Co. entered into a £12,500 unsecured revolving line of credit facility (the “sterling revolving credit facility”) with Wells Fargo Bank, N.A. London Branch (“Wells Fargo”).  The sterling revolving credit facility is for a three year term with interest paid at the end of the applicable one month, three month or six month interest period.  Interest is based on LIBOR for the applicable interest period plus an applicable margin of 1.05% to 1.90%.  The facility contains financial covenants requiring Centaur to maintain a minimum tangible net worth of £3,000.  As of March 31, 2012 and September 30, 2011, Centaur was in compliance with the covenant.

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

As of March 31, 2012 and September 30, 2011, financial instruments include cash and cash equivalents, receivables and accounts payable, and the fair values approximate book values due to their short maturities.

In November 2011, we entered into our revolving credit facility in the United States and in November 2010, we amended our sterling revolving credit facility in the United Kingdom.  Because these amendments were done relatively recently and include interest rates based on current market conditions, we believe that the estimated fair value of our debt was materially the same as our carrying value.

NOTE 9 — COMMON STOCK AND STOCK-BASED AWARDS

2002 Stock Plan

We have a 2002 Stock Plan (the “2002 Plan”) to provide our directors, executives and other key employees with additional incentives by allowing them to acquire an ownership interest in us and, as a result, encouraging them to contribute to our success. As of March 31, 2012 and September 30, 2011, we had 60,440 and 67,032 shares, respectively, of our common stock available for issuance under the 2002 Plan. The options granted under the 2002 Plan are nonqualified stock options that have an exercise price per share equal to fair market value of the common stock at the time of grant. The term of each option is determined by our board of directors or by a designated committee of the board.  The term of any option may not exceed ten years from the date of grant.  All options that were granted under this plan have been exercised.

2005 Stock Plan

We have a 2005 Stock-Based Award and Incentive Compensation Plan (the “2005 Plan”), under which we may offer restricted and unrestricted shares of our common stock and grant options to purchase shares of our common stock to selected employees and non-employee directors. The purpose of the 2005 Plan is to promote our long-term financial success by attracting, retaining and rewarding eligible participants. As of March 31, 2012 and September 30, 2011, we had 925,119 and 932,438 shares, respectively, of our common stock available for issuance under the 2005 Plan. As of March 31, 2012, 26,148 options to purchase common stock were outstanding with a weighted average exercise price of $17.56 per share and expiring through September 2015.

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

We did not grant common stock options during each of the six months ended March 31, 2012 and 2011.  During the six months ended March 31, 2012 and 2011, we issued 5,750 and 3,000 shares of restricted stock under the 2005 Plan.  During the three months ended March 31, 2012 and 2011, we recognized $427 and $657 of compensation expense related to stock grants, respectively.  During the six months ended March 31, 2012 and 2011, we recognized $868 and $904 of compensation expense related to stock grants, respectively.

We also have an employee stock purchase plan (“ESPP”) that allows substantially all employees to purchase shares of our common stock at 95% of the fair market value on the date of purchase.  The purchase date is the last trading date of the purchase periods, which begin in March, June, September and December.  Employees accumulate amounts through payroll deductions during the purchase period of between 1% and 10% but no more than $20 annually.  An employee is allowed to purchase a maximum of 200 shares per purchase period.  During the six months ended March 31, 2012 and 2011, we issued 3,520 and 3,070 shares, respectively, of our common stock under the ESPP.

NOTE 10 — INCOME TAXES

Our effective tax rate for the three months ended March 31, 2012 and 2011 was 38.5% and 38.6%, respectively.  Our effective tax rate for the six months ended March 31, 2012 and 2011 was 38.6% and 38.5%, respectively.

As of March 31, 2012, we had $23 of unrecognized tax benefits, of which $15 would impact our effective rate if recognized. Our policy for classifying interest and penalties associated with unrecognized tax benefits is to include such items in income tax expense.  The amount of interest and penalties recognized during the six months ended March 31, 2012 and 2011 was not material.

With few exceptions, we are no longer subject to income tax examination for years before 2007 in the U.S. and significant state and local jurisdictions.  We are no longer subject to income tax examination for years before 2009 in significant foreign jurisdictions.

NOTE 11 — COMPUTATION OF EARNINGS PER SHARE

	Three months ended March 31,
	2012		2011
	Basic	Diluted	Basic	Diluted
Net income	$13,178	$13,178	$10,332	$10,332

Weighted average common shares outstanding	12,619	12,619	12,462	12,462
Effect of diluted securities
Stock options and restricted stock		29		49

Weighted average diluted shares outstanding		12,648		12,511
Earnings per share	$1.04	$1.04	$0.83	$0.83

Anti-dilutive shares excluded from calculation		-		-

	Six months ended March 31,
	2012		2011
	Basic	Diluted	Basic	Diluted
Net income	$26,374	$26,374	$21,160	$21,160

Weighted average common shares outstanding	12,600	12,600	12,438	12,438
Effect of diluted securities
Stock options and restricted stock		26		58

Weighted average diluted shares outstanding		12,626		12,496
Earnings per share	$2.09	$2.09	$1.70	$1.69

Anti-dilutive shares excluded from calculation		-		-

NOTE 12 — RELATED PARTIES

MWI Co. holds a 50.0% membership interest in Feeders’ Advantage LLC (“Feeders’ Advantage”).  MWI Co. charged Feeders’ Advantage for certain operating and administrative services in the amounts of $233 and $211 for the three months ended March 31, 2012 and 2011, respectively. MWI Co. charged Feeders’ Advantage for certain operating and administrative services in the amounts of $497 and $452 for the six months ended March 31, 2012 and 2011, respectively.  Sales of products to Feeders’ Advantage were $14,585 and $13,118, which represented 3% and 4% of total product sales for each of the three months ended March 31, 2012 and 2011, respectively.  Sales of products to Feeders’ Advantage were $30,143 and $27,841, which represented 3% and 4% of total product sales for each of the six months ended March 31, 2012 and 2011, respectively.

MWI Co. provides Feeders’ Advantage with a line-of-credit to finance its day-to-day operations. This line-of-credit bears interest at the prime rate. The interest due on the line-of-credit is calculated and charged to Feeders’ Advantage on the last day of each month. Conversely, to the extent MWI Co. has a payable balance due to Feeders’ Advantage, the payable balance accrues interest in favor of Feeders’ Advantage at the average federal funds rates in effect for that month.  MWI Co. had a payable balance to Feeders’ Advantage of $1,650 as of March 31, 2012 and a receivable balance from Feeders’ Advantage of $756 as of September 30, 2011.

NOTE 13 — STATEMENTS OF CASH FLOWS – SUPPLEMENTAL AND NON-CASH DISCLOSURES

	Six months ended March 31,
	2012	2011
Supplemental Disclosures
Cash paid for interest	$368	$283
Cash paid for income taxes	14,110	7,644
Non-cash Activities
Issuance of restricted common stock for asset acquisition	7,158	-
Capital lease asset additions and related obligations	140	-
Equipment acquisitions financed with accounts payable	201	122

NOTE 14 — COMMITMENTS AND CONTINGENCIES

On February 7, 2012, Harold and Darroll Wotton removed MWI’s lawsuit against them from Idaho State Court to the United States District Court for the District of Idaho.  MWI’s suit is described in the Company’s Form 10-Q for the three months ended December 31, 2011 (the “Form 10-Q Disclosure”) and alleges, among other things, breach by the Wottons of the non-competition provisions in the Asset Purchase Agreements pursuant to which MWI purchased the business of its Securos division. On February 21, 2012, Harold and Darroll Wotton voluntarily dismissed their suit against MWI and Mr. John Francis in Massachusetts. On February 29, 2012, Harold and Darroll Wotton answered MWI’s complaint in Idaho and asserted a counterclaim against MWI that was substantially similar to the claims asserted in Massachusetts, which claims are described in the Form 10-Q Disclosure. The counterclaim did not name Mr. Francis as a defendant and added counts for declaratory judgment regarding the restrictive covenants in Harold Wotton’s and Darroll Wotton’s respective employment agreements. On April 18, 2012, in opposition to MWI’s motion to dismiss certain of their counterclaims, Harold and Darroll Wotton withdrew their claims for misrepresentation and wrongful termination, along with their request for rescission of the Asset Purchase Agreements and employment agreements in their claim for fraud in the inducement.  MWI believes that the counterclaim is wholly without merit and intends to vigorously defend against this action. MWI also believes that the likelihood of incurring material losses is remote, and therefore has not accrued any amount in the Company’s financial statements. Because the nature of litigation is inherently uncertain, MWI cannot predict the outcome of this matter at this time.

NOTE 15 — OTHER COMPREHENSIVE INCOME

The components of comprehensive income were as follows:

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
Net income	$13,178	$10,332	$26,374	$21,160
Other comprehensive income:
Foreign currency translation	1,802	1,868	1,177	820
Total comprehensive income	$14,980	$12,200	$27,551	$21,980

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MWI Veterinary Supply, Inc.
Boise, Idaho

We have reviewed the accompanying condensed consolidated balance sheet of MWI Veterinary Supply, Inc. and subsidiaries (the "Corporation") as of March 31, 2012, and the related condensed consolidated statements of income for the three-month and six-month periods ended March 31, 2012 and 2011 and of cash flows for the six-month periods ended March 31, 2012 and 2011.  These interim financial statements are the responsibility of the Corporation’s management.

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
May 3, 2012

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

All dollar amounts are presented in thousands, except for per share amounts.

Overview

We are a leading distributor of animal health products to veterinarians in the United States and the United Kingdom. We sell our products to veterinarians in both the companion and production animal markets. Our growth has primarily been from internal growth initiatives and, to a lesser extent, selective acquisitions.  On October 31, 2011, we acquired substantially all of the assets of Micro Beef Technologies, Ltd. (“Micro”), which was a value-added distributor to the production animal market, including the distribution of micro feed ingredients, pharmaceuticals, vaccines, parasiticides, supplies, and other animal health products.  Micro was also a leading innovator of proprietary, computerized management systems for the production animal market.  On March 21, 2011, we acquired substantially all of the assets of Nelson Laboratories Limited Partnership (“Nelson”), which was a distributor of animal health products to veterinarians in the midwestern United States.  Our financial results are disclosed as one reportable segment.

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

Industry

We believe that the growth in the companion animal market in both the United States and United Kingdom has slowed as a result of a decrease in consumer spending but has shown signs of a recovery in 2012.  Historically, growth in the companion animal market has been due to the increasing number of households with companion animals, increased expenditures on animal health and preventative care, an aging pet population, advancements in pharmaceuticals and diagnostic testing and extensive marketing programs sponsored by companion animal nutrition and pharmaceutical companies. While the average order size for companion animal health products is often smaller than production animal health products, companion animal health products typically have higher margins. We intend to continue to penetrate this market through internal growth initiatives and selective acquisitions.  We believe that some of our customers in this market have experienced liquidity issues as a result of the tightening credit markets.

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

On April 20, 2012, one of our vendors, IDEXX Laboratories, Inc., a manufacturer of veterinary diagnostic products (“IDEXX”), announced a change to its U.S. distributor strategy as a result of an ongoing investigation by the Federal Trade Commission of IDEXX’s “competitive products” policy.  Currently, MWI is a national distributor for IDEXX, and has agreed to the terms of IDEXX’s competitive products policy which restricts MWI’s ability to distribute certain competing products.  IDEXX has announced that going forward, it intends that one of its three national distributors will be converted from a “value added distributor” to a “generalist,” with the result being that the distributor chosen as the generalist will not be restricted by any exclusivity requirements, but will be entitled to receive lower margins on the distribution of any IDEXX products than will any value added distributors.  MWI is currently in discussions with IDEXX on the matter and is currently reviewing the financial impact to MWI if it were to agree to convert from a value added distributor to a generalist.  MWI’s current contract with IDEXX remains in effect and is scheduled to terminate on December 31, 2012, and a change to MWI’s relationship with IDEXX if any will only result after negotiations of a new contract with IDEXX.

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

Vendor Consolidation

In the United States, our top ten vendors supplied products that accounted for approximately 74% and 72% of our revenues for the six months ended March 31, 2012 and 2011, respectively, and 71% of our revenues for the fiscal year ended September 30, 2011.  Pfizer supplied products that accounted for approximately 23% and 24% of our revenues during the six months ended March 31, 2012 and 2011, respectively, and 24% of our revenues for our fiscal year ended September 30, 2011.  Of the Pfizer supplied products, production animal products under a livestock agreement accounted for approximately 14% and 12% of our revenues during the six months ended March 31, 2012 and 2011, respectively, and approximately 13% of our revenues for our fiscal year ended September 30, 2011.  Merck (formerly known as Intervet/Schering-Plough) supplied products that accounted for approximately 14% and 12% of our revenues during the six months ended March 31, 2012 and 2011, respectively, and 11% of our revenues for our fiscal year ended September 30, 2011.  No other vendor accounts for more than 10% of our revenues in the United States.  Merial, a subsidiary of Sanofi-Aventis, supplies the majority of their products to us under an agency relationship.  Commission revenue generated from Merial products accounted for approximately 47% and 42% of total commission revenues during the six months ended March 31, 2012 and 2011, respectively, and 47% of total commission revenues for our fiscal year ended September 30, 2011.

For more information on our business, see our Annual Report on Form 10-K filed with the SEC on November 28, 2011.

Results of Operations

The following table summarizes our results of operations for the three and six months ended March 31, 2012 and 2011, in dollars and as a percentage of total revenues.

	Three months ended March 31,				Six months ended March 31,
	2012	%	2011	%	2012	%	2011	%
Revenues:
Product sales	$488,187	96.2%	$348,387	94.9%	$930,784	96.0%	$696,124	94.9%
Product sales to related party	14,585	2.9%	13,118	3.6%	30,143	3.1%	27,841	3.8%
Commissions	4,398	0.9%	5,607	1.5%	8,144	0.9%	9,321	1.3%
Total revenues	507,170	100.0%	367,112	100.0%	969,071	100.0%	733,286	100.0%

Cost of product sales	440,552	86.9%	316,126	86.1%	839,939	86.7%	632,228	86.2%
Gross profit	66,618	13.1%	50,986	13.9%	129,132	13.3%	101,058	13.8%

SG&A expenses	42,933	8.5%	32,450	8.8%	81,840	8.4%	63,497	8.7%
Depreciation and amortization	2,274	0.4%	1,667	0.5%	4,466	0.5%	3,156	0.4%
Operating income	21,411	4.2%	16,869	4.6%	42,826	4.4%	34,405	4.7%

Other income (expense):
Interest expense	(252)	-%	(252)	-%	(435)	-%	(434)	-%
Earnings of equity method
investees	79	-%	63	-%	156	-%	136	-%
Other	186	-%	143	-%	374	-%	278	-%
Total other income (expense)	13	-%	(46)	-%	95	-%	(20)	-%

Income before taxes	21,424	4.2%	16,823	4.6%	42,921	4.4%	34,385	4.7%
Income tax expense	(8,246)	(1.6)%	(6,491)	(1.8)%	(16,547)	(1.7)%	(13,225)	(1.8)%
Net income	$13,178	2.6%	$10,332	2.8%	$26,374	2.7%	$21,160	2.9%

Earnings per common share:
Basic	$1.04		$0.83		$2.09		$1.70
Diluted	$1.04		$0.83		$2.09		$1.69

Weighted average common shares outstanding (in thousands):
Basic	12,619		12,462		12,600		12,438
Diluted	12,648		12,511		12,626		12,496

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Total Revenues.  Total revenues increased 38.2% to $507,170 for the three months ended March 31, 2012, from $367,112 for the three months ended March 31, 2011.  Excluding the acquisition of the assets of Micro, revenue growth in the United States was 22.9% for the quarter ended March 31, 2012, compared to the same period in the prior fiscal year.  Revenues from Micro, which was acquired on October 31, 2011, were $63,006 for the quarter ended March 31, 2012.  Revenue growth in the United Kingdom was 11.6% for the quarter ended March 31, 2012, compared to the same period in the prior fiscal year, consisting of 13.7% organic growth partially offset by a decline of  2.1% related to foreign currency exchange. Excluding the revenues from Micro, revenues in the United States attributable to existing customers represented approximately 70% of the growth in revenues and revenues attributable to new customers represented approximately 30% of the growth in revenues during the three months ended March 31, 2012.  For the purpose of calculating growth rates of new and existing customer revenue, we have defined a new customer as a customer that did not purchase product from us in the corresponding fiscal quarter of the prior year, with the remaining customer base being considered existing customers.  Revenues from new customers for each fiscal quarter are summed to arrive at the estimated year-to-date revenue for new customers.

Product sales to related party increased by 11.2% to $14,585 for the three months ended March 31, 2012, from $13,118 for the three months ended March 31, 2011.  Commissions decreased to $4,398 for the three months ended March 31, 2012, from $5,607 for the three months ended March 31, 2011. Commissions were negatively impacted by the loss of a pet food line that we represented for most of fiscal year 2011 that we will not represent in fiscal year 2012 and a shift in commissions revenues to buy-sell revenues for certain parasiticides.

Gross Profit.  Gross profit increased by 30.7% to $66,618 for the three months ended March 31, 2012, from $50,986 for the three months ended March 31, 2011.  The change in gross profit is primarily a result of increased total revenues as discussed above.  Gross profit as a percentage of total revenues was 13.1% and 13.9% for the three months ended March 31, 2012 and 2011, respectively.  The decrease in gross profit as a percentage of total revenues was due to lower product margins, a decrease in commissions and lower vendor rebates as a percentage of total revenues.  Product margin decreased primarily due to a shift in product mix and certain vendor pricing programs that were in effect in the same period of the prior fiscal year that were not in effect during the three months ended March 31, 2012.  Vendor rebates for the three months ended March 31, 2012 decreased by approximately $210 compared to the three months ended March 31, 2011.

Selling, General and Administrative (“SG&A”).  SG&A expenses increased 32.3% to $42,933 for the three months ended March 31, 2012, from $32,450 for the three months ended March 31, 2011.  The increase in SG&A expenses was primarily due to the addition of Micro and compensation costs from increased headcount to support the revenue growth.  SG&A expenses as a percentage of total revenues were 8.5% for the three months ended March 31, 2012, compared to 8.8% for the three months ended March 31, 2011.

Depreciation and Amortization. Depreciation and amortization increased 36.4% to $2,274 for the three months ended March 31, 2012, from $1,667 for the three months ended March 31, 2011.  The increase was primarily related to the acquisition of Micro.

Six Months Ended March 31, 2012 Compared to Six Months Ended March 31, 2011

Total Revenues.  Total revenues increased 32.2% to $969,071 for the six months ended March 31, 2012, from $733,286 for the six months ended March 31, 2011.  Excluding the acquisition of the assets of Micro, revenue growth in the United States was 18.5% for the six months ended March 31, 2012, compared to the same period in the prior fiscal year.  Revenues from Micro, which was acquired on October 31, 2011, were $109,167 for the six months ended March 31, 2012.  Revenue growth in the United Kingdom was 11.3% for the six months ended March 31, 2012, compared to the same period in the prior fiscal year, consisting of 12.7% organic growth partially offset by a decline of  1.4% related to foreign currency exchange. Excluding the revenues from Micro, revenues in the United States attributable to existing customers represented approximately 65% of the growth in revenues and revenues attributable to new customers represented approximately 35% of the growth in revenues during the six months ended March 31, 2012.

Product sales to related party increased by 8.3% to $30,143 for the six months ended March 31, 2012, from $27,841 for the six months ended March 31, 2011.  Commissions decreased to $8,144 for the six months ended March 31, 2012, from $9,321 for the six months ended March 31, 2011. Commissions were negatively impacted by the loss of a pet food line that we represented for most of fiscal year 2011 that we will not represent in fiscal year 2012, partially offset by growth in other agency products that we represent.

Gross Profit.  Gross profit increased by 27.8% to $129,132 for the six months ended March 31, 2012, from $101,058 for the six months ended March 31, 2011.  The change in gross profit is primarily a result of increased total revenues as discussed above.  Gross profit as a percentage of total revenues was 13.3% and 13.8% for the six months ended March 31, 2012 and 2011, respectively.  The decrease in gross profit as a percentage of total revenues was due to lower product margins, a decrease in commissions and lower vendor rebates as a percentage of total revenues.  Vendor rebates for the six months ended March 31, 2012 increased by approximately $327 compared to the six months ended March 31, 2011.

Selling, General and Administrative (“SG&A”).  SG&A expenses increased 28.9% to $81,840 for the six months ended March 31, 2012, from $63,497 for the six months ended March 31, 2011.  The increase in SG&A expenses was primarily due to the addition of Micro and compensation costs from increased headcount to support the revenue growth.  SG&A expenses as a percentage of total revenues were 8.4% for the six months ended March 31, 2012, compared to 8.7% for the six months ended March 31, 2011.

Depreciation and Amortization. Depreciation and amortization increased 41.5% to $4,466 for the six months ended March 31, 2012, from $3,156 for the six months ended March 31, 2011.  The increase was primarily related to the acquisition of Micro.

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

On November 1, 2011, MWI Co. as borrower, entered into a Third Amendment to Credit Agreement (the “Third Amendment”) with MWI Veterinary Supply, Inc. and Memorial Pet Care, Inc., as guarantors, and Bank of America, N.A. and Wells Fargo Bank, N.A. as lenders (collectively, the “Lenders”), amending the Credit Agreement dated December 13, 2006, and as amended from time to time, by and among MWI Co., MWI Veterinary Supply, Inc., Memorial Pet Care, Inc. and the Lenders (the  “Credit Agreement”).  As discussed in Note 3 – Business Acquisitions, MWI Co.’s purchase of the assets of Micro was completed on October 31, 2011, using borrowing capacity that existed prior to the effectiveness of the Third Amendment.  The Third Amendment increased the aggregate revolving commitment of the Lenders under the Credit Agreement from $100 million to $150 million and extended the maturity date of the Credit Agreement from March 1, 2013 to November 1, 2016.  Under the Third Amendment, the margin on variable interest rate borrowings now ranges from 0.95% to 1.50%.  The margin previously ranged from 1.50% to 2.25% under the Second Amendment.  The Third Amendment also reduced the commitment fee from a range of 0.2% to 0.35% to a range of 0.15% to 0.25% depending on the funded debt to EBITDA ratio.  The Credit Agreement contains financial covenants, including a fixed charge ratio and a funded debt to EBITDA ratio.  We were in compliance with all of the covenants as of March 31, 2012 and September 30, 2011.  Our outstanding balance on the revolving credit facility at March 31, 2012 and September 30, 2011 was $55,900 and $0, respectively, and the interest rate was 1.10% as of March 31, 2012.

On November 5, 2010, Centaur entered into a £12,500 unsecured revolving line of credit facility (the “sterling revolving credit facility”) with Wells Fargo Bank, N.A. London Branch (“Wells Fargo”).  The sterling revolving credit facility is for a three year term with interest paid at the end of the applicable one month, three month or six month interest period.  Interest is based on LIBOR for the applicable interest period plus an applicable margin of 1.05% to 1.90%.  The facility contains financial covenants requiring Centaur to maintain a minimum tangible net worth of £3,000 which is to be calculated at end of each fiscal year.  Our outstanding balance on the revolving credit facility at March 31, 2012 was £5,370, or $8,584 using the current exchange rate as of March 31, 2012, and the interest rate was 1.70% as of March 31, 2012.

Operating Activities.  For the six months ended March 31, 2012, cash used in operations was $4,363 and was primarily attributable to net income of $26,374 offset by changes in working capital which was used to accommodate the growth in revenues and strategic inventory purchases.

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

Investing Activities.  For the six months ended March 31, 2012, net cash used in investing activities was $57,404.  We paid $53,720 in cash for the acquisition of the assets of Micro. Additionally, we paid for capital expenditures of $3,282 primarily related to information technology and our new distribution center in Harrisburg, Pennsylvania.

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

Financing Activities.  For the six months ended March 31, 2012, net cash provided by financing activities was $61,621, which was primarily due to net borrowings of $61,418 on our credit facilities.  Our revolving credit facilities are used to fund strategic acquisitions, meet our working capital requirements and make capital purchases.

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

We are exposed to foreign currency risk due to our U.K. subsidiary, Centaur.  A hypothetical 10% change in the value of the U.S. dollar in relation to the British Pound, which is the Company’s most significant foreign currency exposure, would have changed net sales for the three months ended March 31, 2012 by approximately $6,900. This amount is not indicative of the hypothetical net earnings impact due to the partially offsetting impact of the currency exchange movements on cost of sales and operating expenses.

The interest payable on the facility is based on variable interest rates and is affected by changes in market interest rates. The outstanding balance on the revolving credit facility in the United States as of March 31, 2012 was $55,900.  A change of 10% from the interest rate as of March 31, 2012, which was approximately 1.10% (Daily LIBOR Floating Rate plus a margin of 0.95%), would have changed interest by $15 for the three months ended March 31, 2012.

Item 4.  Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of March 31, 2012.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

On October 31, 2011, we acquired substantially all of the assets of Micro.  In connection with integrating Micro, we are evaluating our internal control over financial reporting and, where necessary, will implement changes as the integration proceeds. This process may result in additions or changes to our internal control over financial reporting. Except for the acquisition, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal controls.

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

Forward-looking statements are only predictions and are not guarantees of our performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results that differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

•	the impact of vendor consolidation on our business;

•	changes in or availability of vendor contracts or rebate programs;

•	transitional challenges associated with acquisitions, including the failure to achieve anticipated synergies;

•	vendor rebates based upon attaining certain growth goals;

•	changes in the way vendors introduce/deliver products to market;

•	exclusivity requirements with certain vendors that may prohibit us from distributing competing products manufactured by other vendors or margin reductions if we become a non-exclusive distributor;

•	seasonality;

•	unforeseen litigation;

•	risks associated with our international operations;

•	financial risks associated with acquisitions;

•	the impact of general economic trends on our business;

•	the recall of a significant product by one of our vendors;

•	extended shortage or backorder of a significant product by one of our vendors;

•	the timing and effectiveness of marketing programs or price changes offered by our vendors;

•	the timing of the introduction of new products and services by our vendors;

•	our intellectual property rights may be inadequate to protect our business;

•	the ability to borrow on our revolving credit facility, extend the terms of our revolving credit facility or obtain alternative financing on favorable terms or at all;

•	risks from potential increases in variable interest rates;

•	the impact of tightening credit standards and/or access to credit on behalf of our customers and suppliers;

•	a disruption caused by adverse weather or other natural conditions or disasters;

•	inability to ship products to the customer as a result of technological or shipping disruptions; and

•	competition.

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

Item 1.  Legal Proceedings

On February 7, 2012, Harold and Darroll Wotton removed MWI’s lawsuit against them from Idaho State Court to the United States District Court for the District of Idaho.  MWI’s suit is described in the Company’s Form 10-Q for the three months ended December 31, 2011 (the “Form 10-Q Disclosure”) and alleges, among other things, breach by the Wottons of the non-competition provisions in the Asset Purchase Agreements pursuant to which MWI purchased the business of its Securos division. On February 21, 2012, Harold and Darroll Wotton voluntarily dismissed their suit against MWI and Mr. John Francis in Massachusetts. On February 29, 2012, Harold and Darroll Wotton answered MWI’s complaint in Idaho and asserted a counterclaim against MWI that was substantially similar to the claims asserted in Massachusetts, which claims are described in the Form 10-Q Disclosure. The counterclaim did not name Mr. Francis as a defendant and added counts for declaratory judgment regarding the restrictive covenants in Harold Wotton’s and Darroll Wotton’s respective employment agreements. On April 18, 2012, in opposition to MWI’s motion to dismiss certain of their counterclaims, Harold and Darroll Wotton withdrew their claims for misrepresentation and wrongful termination, along with their request for rescission of the Asset Purchase Agreements and employment agreements in their claim for fraud in the inducement.  MWI believes that the counterclaim is wholly without merit and intends to vigorously defend against this action. MWI also believes that the likelihood of incurring material losses is remote, and therefore has not accrued any amount in the Company’s financial statements. Because the nature of litigation is inherently uncertain, MWI cannot predict the outcome of this matter at this time.

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The table below provides information concerning our repurchase of shares of our common stock during the three months ended March 31, 2012.

Issuer Purchases of Equity Securities

				Total Number of	Maximum Number (or
	Total			Shares Purchased	Approximate Dollar
	Number		Average	as Part of Publicly	Value) of Shares that May
	of Shares		Price Paid	Announced Plans	Yet Be Purchased Under
Period	Purchased		per Share	or Programs	the Plans or Programs
January 1 to January 31, 2012	—		$—	—	—
February 1 to February 29, 2012	365	(1)	83.89	—	—
March 1 to March 31, 2012	—		—	—	—
Total	365		$83.89	—	—

(1) These shares were withheld upon the vesting of employee stock grants in connection with payment of required withholding taxes.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

10.1	2012 Livestock Products Distribution Agreement between MWI Veterinary Supply, Inc. and Pfizer, Inc. effective as of January 1, 2012 †

10.2	2012 Pfizer Premier Equine Products Distribution Agreement between MWI Veterinary Supply, Inc. and Pfizer, Inc. effective as of January 1, 2012 †

15	Letter re: Unaudited Interim Financial Information

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financials in XBRL format

† Certain portions of the exhibit have been omitted pursuant to a confidential treatment request submitted and subject to the approval by the SEC

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MWI Veterinary Supply, Inc.
(Registrant)

Date: May 3, 2012	/s/ Mary Patricia B. Thompson
Mary Patricia B. Thompson
Senior Vice President of Finance and Administration, Chief Financial Officer