Form 10-Q
period 2012-07-30
MWI Veterinary Supply, Inc.
filed 2012-07-30
CIK 1323974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of July 27, 2012 was 12,738,153.

MWI VETERINARY SUPPLY, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	MWI VETERINARY SUPPLY, INC.
	CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	Dollars and shares in thousands, except per share data
	(unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
Revenues:
Product sales	$535,763	$393,706	$1,466,547	$1,089,830
Product sales to related party	14,351	10,560	44,494	38,401
Commissions	4,555	6,470	12,699	15,791
Total revenues	554,669	410,736	1,523,740	1,144,022
Cost of product sales	485,150	356,649	1,325,089	988,877
Gross profit	69,519	54,087	198,651	155,145

Selling, general and administrative expenses	43,959	33,663	125,799	97,160
Depreciation and amortization	2,273	1,723	6,739	4,879
Operating income	23,287	18,701	66,113	53,106

Other income (expense):
Interest expense	(249)	(166)	(684)	(600)
Earnings of equity method investees	75	51	231	187
Other	166	116	540	394
Total other income (expense), net	(8)	1	87	(19)

Income before taxes	23,279	18,702	66,200	53,087
Income tax expense	(8,776)	(7,312)	(25,323)	(20,537)
Net income	$14,503	$11,390	$40,877	$32,550

Earnings per common share:
Basic	$1.15	$0.91	$3.24	$2.61
Diluted	$1.15	$0.91	$3.23	$2.60

Weighted average common shares outstanding:
Basic	12,628	12,484	12,609	12,453
Diluted	12,662	12,526	12,638	12,507

See Notes to Condensed Consolidated Financial Statements.

MWI VETERINARY SUPPLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars and shares in thousands, except per share data
(unaudited)

	June 30,	September 30,
	2012	2011
Assets

Current Assets:
Cash and cash equivalents	$434	$606
Receivables, net	270,393	215,861
Inventories	242,474	170,065
Prepaid expenses and other current assets	6,973	10,079
Deferred income taxes	2,445	1,672
Total current assets	522,719	398,283

Property and equipment, net	34,297	25,209
Goodwill	61,449	49,041
Intangibles, net	38,832	24,894
Other assets, net	7,529	6,792
Total assets	$664,826	$504,219

Liabilities And Stockholders’ Equity

Current Liabilities:
Credit facilities	$56,234	$2,907
Accounts payable	234,365	182,594
Accrued expenses and other current liabilities	20,181	16,385
Current portion of capital lease obligations	519	909
Total current liabilities	311,299	202,795

Deferred income taxes	6,839	5,989

Long-term capital lease obligations	147	354

Other long-term liabilities	3,075	2,271

Commitments and contingencies (see Note 14)

Stockholders’ Equity
Common stock $0.01 par value, 40,000 authorized; 12,738 and
12,618 shares issued and outstanding, respectively	127	126
Additional paid in capital	143,611	133,759
Retained earnings	200,365	159,488
Accumulated other comprehensive income	(637)	(563)
Total stockholders’ equity	343,466	292,810
Total liabilities and stockholders’ equity	$664,826	$504,219

See Notes to Condensed Consolidated Financial Statements.

MWI VETERINARY SUPPLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands (unaudited)

	Nine months ended June 30,
	2012	2011
Cash Flows From Operating Activities:
Net income	$40,877	$32,550
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,752	4,888
Amortization of debt issuance costs	31	50
Stock-based compensation	1,734	887
Deferred income taxes	80	32
Earnings of equity method investees	(231)	(187)
Loss on disposal of property and equipment	30	-
Excess tax benefit of exercise of common stock options	(428)	(2,271)
Other	(40)	(83)
Changes in operating assets and liabilities (net of effects of business acquisitions):
Receivables	(32,186)	(16,269)
Inventories	(44,668)	4,273
Prepaid expenses and other current assets	3,065	5,530
Accounts payable	26,799	(13,505)
Accrued expenses and other current liabilities	3,563	2,386
Net cash provided by operating activities	5,378	18,281

Cash Flows From Investing Activities:
Business acquisitions, net of cash acquired	(53,718)	(7,000)
Purchases of property and equipment	(4,766)	(10,280)
Proceeds from sale of property and equipment	96	-
Other investments	(618)	(4,283)
Net cash used in investing activities	(59,006)	(21,563)

Cash Flows From Financing Activities:
Borrowings on credit facilities	393,716	232,630
Payments on credit facilities	(340,348)	(228,895)
Proceeds from issuance of common stock	405	297
Proceeds from exercise of stock options	129	89
Excess tax benefit of exercise of common stock options	428	2,271
Debt issuance costs	(111)	-
Payment on long-term debt and capital lease obligations	(742)	(3,117)
Net cash provided by financing activities	53,477	3,275

Effect of Exchange Rate on Cash and Cash Equivalents	(21)	85

(Decrease)/Increase in Cash and Cash Equivalents	(172)	78

Cash and Cash Equivalents at Beginning of Period	606	911

Cash and Cash Equivalents at End of Period	$434	$989

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

In the opinion of our management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly, in all material respects, our results for the periods presented. These condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our 2011 Annual Report on Form 10-K filed with the SEC on November 28, 2011.  The results of operations for the three and nine months ended June 30, 2012 are not necessarily indicative of results to be expected for the entire fiscal year.

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

Revenue Recognition

We sell products we source from vendors to our customers through either a “buy/sell” transaction or an agency relationship with our vendors. In a “buy/sell” transaction, we purchase or take inventory of products from the vendor. When a customer places an order with us, we pick, pack, ship and invoice the customer for the order. We recognize revenue from “buy/sell” transactions as product sales when the product is delivered to the customer. We accept product returns from our customers. We estimate returns based on historical experience and recognize these estimated returns as a reduction of product sales. Product returns have historically not been significant to our financial statements. We record revenues net of sales tax.  In an agency relationship, we generally do not purchase and take inventory of products from vendors. We receive an order from a customer, then transmit the order to the vendor, who picks, packs and ships the order to the customer. In some cases, the vendor invoices and collects payment from the customer, while in other cases we invoice and collect payment from the customer on behalf of the vendor. We receive a commission payment for soliciting the order from the customer and for providing other customer service activities. Commissions are recognized when the services upon which the commissions are based are complete.  Gross billings from agency contracts were $90,873 and $101,376 for the three months ended June 30, 2012 and 2011, respectively, and generated commission revenue of $4,555 and $6,470, respectively.  Gross billings from agency contracts were $246,866 and $282,637 for the nine months ended June 30, 2012 and 2011, respectively, and generated commission revenue of $12,699 and $15,791, respectively.

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

Cost of Product Sales and Vendor Rebates

Cost of product sales consist of our inventory product cost, including shipping and delivery costs to and from our distribution centers.  Vendor rebates are recorded based on the terms of the contracts or programs with each vendor.  Many of our vendors’ rebate programs are based on a calendar year.  We may receive quarterly, trimester, semi-annual or annual performance-based rebates from third-party vendors based upon attainment of certain sales and/or purchase goals. Sales rebates are classified in the accompanying condensed consolidated statements of income as a reduction to cost of product sales at the time the sales performance measures are achieved. Purchase rebates are measured against inventory purchases from the vendors when the purchase measures are achieved and are classified as a reduction of inventory until the product is sold. When the inventory is sold, purchase rebates are recognized as a reduction to cost of product sales.

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

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”) permitting the assessment of qualitative factors to determine whether events and circumstances lead to the conclusion that it is necessary to perform the traditional two-step impairment test. Under ASU 2011-08, entities testing goodwill for impairment now have the option to perform a qualitative assessment before having to calculate the fair value of a reporting unit. If an entity determines, on the basis of qualitative factors, that the fair value of the reporting unit is more-likely-than-not less than the carrying amount, the existing two-step quantitative impairment test is required. Otherwise, no further impairment testing is required. This update is effective for us on October 1, 2012. We do not believe that the adoption of this provision will have a material impact on our consolidated financial statements.

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

On October 31, 2011, MWI Co. purchased substantially all of the assets of Micro Beef Technologies, Ltd. (“Micro”) for $60,878, including $53,400 in cash and 94,359 shares of common stock valued at $7,158, which is the fair value of the common stock as of the date of acquisition and a working capital adjustment of $320.  The $53,400 paid in cash as consideration of Micro was funded with borrowings under our Credit Agreement (as defined in Note 7) as then in effect.  Micro was a value-added distributor to the production animal market, including the distribution of micro feed ingredients, pharmaceuticals, vaccines, parasiticides, supplies and other animal health products.  Micro also was a leading innovator of proprietary, computerized management systems for the production animal market. The intangible assets acquired in the acquisition include technology, customer relationships, trade name and covenant not to compete.  The useful life of the amortizing intangible assets ranges from 5 years to 17 years.  Trade name is a non-amortizing intangible asset.  The amount recorded in goodwill is expected to be deductible for tax purposes over 15 years.

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

	2012	2011
Cash	$2	$-
Receivables	22,373	4,041
Inventories	27,759	3,594
Other current assets	105	-
Property and equipment	8,882	1,900
Goodwill	12,415	1,823
Intangibles	15,760	140
Investments	199	-
Total assets acquired	87,495	11,498

Accounts payable	25,026	4,498
Accrued expenses and other liabilities	1,591	-
Total liabilities assumed	26,617	4,498

Net assets acquired	$60,878	$7,000

The following table presents information for Micro that is included in our consolidated statements of income from the acquisition date of October 31, 2011 through the end of the quarter ended June 30, 2012:

	Micro's operations included in MWI's results
	Three months ended June 30, 2012	Nine months ended June 30, 2012
Revenues	$69,069	$178,236
Net Income	$897	$3,210

The following table presents supplemental pro forma information as if the acquisition of Micro had occurred on October 1, 2011 for the nine months ended June 30, 2012 and on October 1, 2010 for the nine months ended June 30, 2011 (unaudited):

	Unaudited Pro Forma Consolidated Results
	Nine months ended June 30,
	2012	2011
Revenues	$1,545,670	$1,311,640
Net Income	$40,971	$34,975

The unaudited pro forma consolidated results are not necessarily indicative of what our consolidated results of operations would have been had we completed the acquisition on October 1, 2011 or 2010.  Additionally, the unaudited pro forma consolidated results do not purport to project the future results of operations of the combined company.

NOTE 4 — RECEIVABLES

	June 30,	September 30,
	2012	2011
Trade	$254,517	$203,038
Vendor rebates and programs	18,387	15,404
	272,904	218,442
Allowance for doubtful accounts	(2,511)	(2,581)
	$270,393	$215,861

Product sales resulting from transactions with Banfield, The Pet Hospital (“Banfield”) were approximately 6% of total product sales during each of the three and nine months ended June 30, 2012 and 2011.  Approximately 8% of our trade receivables resulted from transactions with Banfield as of June 30, 2012 and September 30, 2011.

NOTE 5 — PROPERTY AND EQUIPMENT

	June 30,	September 30,
	2012	2011
Land	$1,937	$1,723
Building and leasehold improvements	14,107	13,427
Machinery, furniture and equipment	32,030	20,979
Computer equipment	7,875	5,864
Construction in progress	1,231	2,203
	57,180	44,196
Accumulated depreciation	(22,883)	(18,987)
	$34,297	$25,209

Depreciation expense was $1,549 and $1,266 for the three months ended June 30, 2012 and 2011, respectively. Depreciation expense was $4,589 and $3,612 for the nine months ended June 30, 2012 and 2011, respectively.

NOTE 6 — GOODWILL AND INTANGIBLES

The changes in the carrying value of goodwill are as follows:

Goodwill as of September 30, 2011	$49,041
Acquisition activity	12,415
Foreign currency adjustments	(7)
Goodwill as of June 30, 2012	$61,449

Balances of intangibles are as follows:

		June 30,	September 30,
	Useful Lives	2012	2011
Amortizing:
Customer relationships	9-20 years	$30,491	$24,981
Covenants not to compete	1-5 years	897	808
Technology	11 years	5,830	-
Other	2-7 years	1,050	455
		38,268	26,244
Accumulated amortization		(7,064)	(5,109)
		31,204	21,135
Non-Amortizing:
Trade names and patents		7,628	3,759
		$38,832	$24,894

Amortization expense was $728 and $459 for the three months ended June 30, 2012 and 2011, respectively.  Amortization expense was $2,163 and $1,276 for the nine months ended June 30, 2012 and 2011, respectively.  Estimated future annual amortization expense related to intangible assets as of June 30, 2012 is as follows:

Amount
Remainder of 2012	$702
2013	2,723
2014	2,537
2015	2,261
2016	2,163
Thereafter	20,818
$31,204

The above projection of amortization expense includes preliminary estimates of intangible assets and lives associated with the acquisition of Micro.  These amounts may be adjusted during the allocation period as defined in ASC 805.

NOTE 7 — DEBT

The following table presents the outstanding debt and capital lease obligations as of June 30, 2012 and September 30, 2011:

	June 30,	September 30,
	2012	2011
Revolving credit facility, 1.12% interest as of June 30, 2012	$47,100	$-
Sterling revolving credit facility, 1.65% interest as of June 30, 2012	9,134	2,907
Capital lease obligations (1)	666	1,263
Total debt and capital lease obligations	56,900	4,170
Less: Long-term capital lease obligations	(147)	(354)
Total debt included in current liabilities	$56,753	$3,816

(1) The capital lease obligations have varying maturity dates.

Revolving Credit Facility — On November 1, 2011, MWI Co. as borrower, entered into a Third Amendment to Credit Agreement (the “Third Amendment”) with MWI Veterinary Supply, Inc. and Memorial Pet Care, Inc., as guarantors, and Bank of America, N.A. and Wells Fargo Bank, N.A. as lenders (collectively, the “Lenders”), amending the Credit Agreement dated December 13, 2006, and as amended from time to time, by and among MWI Co., MWI Veterinary Supply, Inc., Memorial Pet Care, Inc. and the Lenders (the  “Credit Agreement”).  As discussed in Note 3 – Business Acquisitions, MWI Co.’s purchase of the assets of Micro was completed on October 31, 2011, using borrowing capacity that existed prior to the effectiveness of the Third Amendment.  The Third Amendment increased the aggregate revolving commitment of the Lenders under the Credit Agreement from $100,000 to $150,000 and extended the maturity date of the Credit Agreement from March 1, 2013 to November 1, 2016.  Under the Third Amendment, the margin on variable interest rate borrowings now ranges from 0.95% to 1.50%.  The margin previously ranged from 1.50% to 2.25% under the Second Amendment.  The Third Amendment also reduced the commitment fee from a range of 0.2% to 0.35% to a range of 0.15% to 0.25% depending on the funded debt to EBITDA ratio.  The Credit Agreement contains financial covenants, including a fixed charge ratio and a funded debt to EBITDA ratio.  We were in compliance with all of the covenants as of June 30, 2012 and September 30, 2011.

Sterling revolving credit facility— On November 5, 2010, Centaur Services Limited (“Centaur”), a wholly owned subsidiary of MWI Co. entered into a £12,500 unsecured revolving line of credit facility (the “sterling revolving credit facility”) with Wells Fargo Bank, N.A. London Branch (“Wells Fargo”).  The sterling revolving credit facility is for a three year term with interest paid at the end of the applicable one month, three month or six month interest period.  Interest is based on LIBOR for the applicable interest period plus an applicable margin of 1.05% to 1.90%.  The facility contains financial covenants requiring Centaur to maintain a minimum tangible net worth of £3,000.  As of June 30, 2012 and September 30, 2011, Centaur was in compliance with the covenant.

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

As of June 30, 2012 and September 30, 2011, financial instruments include cash and cash equivalents, receivables and accounts payable, and the fair values approximate book values due to their short maturities.

In November 2011, we amended our revolving credit facility in the United States and in November 2010, we entered into our sterling revolving credit facility in the United Kingdom.  Because these credit facilities include interest rates based on current market conditions, we believe that the estimated fair value of our debt was materially the same as our carrying value.

NOTE 9 — COMMON STOCK AND STOCK-BASED AWARDS

2002 Stock Plan

We had a 2002 Stock Plan (the “2002 Plan”) to provide our directors, executives and other key employees with additional incentives by allowing them to acquire an ownership interest in us and, as a result, encouraging them to contribute to our success. All options that were granted under this plan have been exercised.  Options were only eligible to be granted under the 2002 Plan until the 10th anniversary of the adoption of the 2002 Plan, which was June 18, 2012, therefore, no additional shares are available for issuance under the 2002 Plan.

2005 Stock Plan

We have a 2005 Stock-Based Award and Incentive Compensation Plan (the “2005 Plan”), under which we may offer restricted and unrestricted shares of our common stock and grant options to purchase shares of our common stock to selected employees and non-employee directors. The purpose of the 2005 Plan is to promote our long-term financial success by attracting, retaining and rewarding eligible participants. As of June 30, 2012 and September 30, 2011, we had 917,961 and 932,438 shares, respectively, of our common stock available for issuance under the 2005 Plan. As of June 30, 2012, 23,843 options to purchase common stock were outstanding with a weighted average exercise price of $17.54 per share and expiring through September 2015.

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

We did not grant common stock options during each of the nine months ended June 30, 2012 and 2011.  During the nine months ended June 30, 2012 and 2011, we issued 5,750 and 5,550 shares of restricted stock under the 2005 Plan.  We also granted 6,000 shares of unrestricted stock to non-employee directors during each of the nine months ended June 30, 2012 and 2011.  During the three months ended June 30, 2012 and 2011, we recognized $989 and $235 of compensation expense related to stock grants, respectively.  During the nine months ended June 30, 2012 and 2011, we recognized $1,857 and $1,139 of compensation expense related to stock grants, respectively.

We also have an employee stock purchase plan (“ESPP”) that allows substantially all employees to purchase shares of our common stock at 95% of the fair market value on the date of purchase.  The purchase date is the last trading date of the purchase periods, which begin in March, June, September and December.  Employees accumulate amounts through payroll deductions during the purchase period of between 1% and 10% but no more than $20 annually.  An employee is allowed to purchase a maximum of 200 shares per purchase period.  During the nine months ended June 30, 2012 and 2011, we issued 5,226 and 4,420 shares, respectively, of our common stock under the ESPP.

NOTE 10 — INCOME TAXES

Our effective tax rate for the three months ended June 30, 2012 and 2011 was 37.7% and 39.1%, respectively.  The change in our effective tax rate is primarily due to a change in our estimates related to state taxes.  Our effective tax rate for the nine months ended June 30, 2012 and 2011 was 38.3% and 38.7%, respectively.

As of June 30, 2012, we had $23 of unrecognized tax benefits, of which $15 would impact our effective rate if recognized. Our policy for classifying interest and penalties associated with unrecognized tax benefits is to include such items in income tax expense.  The amount of interest and penalties recognized during the nine months ended June 30, 2012 and 2011 was not material.

With few exceptions, we are no longer subject to income tax examination for years before 2007 in the U.S. and significant state and local jurisdictions.  We are no longer subject to income tax examination for years before 2009 in significant foreign jurisdictions.

NOTE 11 — COMPUTATION OF EARNINGS PER SHARE

	Three months ended June 30,
	2012		2011
	Basic	Diluted	Basic	Diluted
Net income	$14,503	$14,503	$11,390	$11,390

Weighted average common shares outstanding	12,628	12,628	12,484	12,484
Effect of diluted securities
Stock options and restricted stock		34		42

Weighted average diluted shares outstanding		12,662		12,526
Earnings per share	$1.15	$1.15	$0.91	$0.91

Anti-dilutive shares excluded from calculation		-		-

	Nine months ended June 30,
	2012		2011
	Basic	Diluted	Basic	Diluted
Net income	$40,877	$40,877	$32,550	$32,550

Weighted average common shares outstanding	12,609	12,609	12,453	12,453
Effect of diluted securities
Stock options and restricted stock		29		54

Weighted average diluted shares outstanding		12,638		12,507
Earnings per share	$3.24	$3.23	$2.61	$2.60

Anti-dilutive shares excluded from calculation		-		-

NOTE 12 — RELATED PARTIES

MWI Co. holds a 50.0% membership interest in Feeders’ Advantage LLC (“Feeders’ Advantage”).  MWI Co. charged Feeders’ Advantage for certain operating and administrative services in the amounts of $237 and $193 for the three months ended June 30, 2012 and 2011, respectively. MWI Co. charged Feeders’ Advantage for certain operating and administrative services in the amounts of $733 and $645 for the nine months ended June 30, 2012 and 2011, respectively.  Sales of products to Feeders’ Advantage were $14,351 and $10,560, which represented 3% of total product sales for each of the three months ended June 30, 2012 and 2011.  Sales of products to Feeders’ Advantage were $44,494 and $38,401, which represented 3% of total product sales for each of the nine months ended June 30, 2012 and 2011.

MWI Co. allows Feeders’ Advantage to use its cash management system to finance its day-to-day operations. At any given time, the outstanding position used in the cash management system may be a receivable or payable depending on the cash activity.  A receivable balance bears interest at the prime rate. The interest due on the outstanding receivable is calculated and charged to Feeders’ Advantage on the last day of each month. Conversely, to the extent MWI Co. has a payable balance due to Feeders’ Advantage, the payable balance accrues interest in favor of Feeders’ Advantage at the average federal funds rates in effect for that month.  MWI Co. had a payable balance to Feeders’ Advantage of $767 as of June 30, 2012 and a receivable balance from Feeders’ Advantage of $756 as of September 30, 2011.

NOTE 13 — STATEMENTS OF CASH FLOWS – SUPPLEMENTAL AND NON-CASH DISCLOSURES

	Nine months ended June 30,
	2012	2011
Supplemental Disclosures
Cash paid for interest	$589	$416
Cash paid for income taxes	23,050	14,436
Non-cash Activities
Issuance of restricted common stock for asset acquisition	7,158	-
Capital lease asset additions and related obligations	140	-
Equipment acquisitions financed with accounts payable	145	102

NOTE 14 — COMMITMENTS AND CONTINGENCIES

Except as disclosed in our Form 10-Q for the three months ended December 31, 2011 and March 31, 2012, we are not currently a party to any material pending legal proceedings and are not aware of any claims that could have a material adverse effect on our financial position, results of operations or cash flows.

NOTE 15 — OTHER COMPREHENSIVE INCOME

The components of comprehensive income were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
Net income	$14,503	$11,390	$40,877	$32,550
Other comprehensive income:
Foreign currency translation	(1,252)	(245)	(75)	575
Total comprehensive income	$13,251	$11,145	$40,802	$33,125

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MWI Veterinary Supply, Inc.
Boise, Idaho

We have reviewed the accompanying condensed consolidated balance sheet of MWI Veterinary Supply, Inc. and subsidiaries (the "Corporation") as of June 30, 2012, and the related condensed consolidated statements of income for the three-month and nine-month periods ended June 30, 2012 and 2011 and of cash flows for the nine-month periods ended June 30, 2012 and 2011.  These interim financial statements are the responsibility of the Corporation’s management.

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
July 30, 2012

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

All dollar amounts are presented in thousands, except for per share amounts.

Overview

We are a leading distributor of animal health products to veterinarians in the United States and the United Kingdom. We sell our products to veterinarians in both the companion and production animal markets. Our growth has primarily been from internal growth initiatives and, to a lesser extent, selective acquisitions.  On October 31, 2011, we acquired substantially all of the assets of Micro Beef Technologies, Ltd. (“Micro”), which was a value-added distributor to the production animal market, including the distribution of micro feed ingredients, pharmaceuticals, vaccines, parasiticides, supplies, and other animal health products.  Micro was also a leading innovator of proprietary, computerized management systems for the production animal market.  On March 21, 2011, we acquired substantially all of the assets of Nelson Laboratories Limited Partnership (“Nelson”), which was a distributor of animal health products to veterinarians in the midwestern United States.  Our financial results are presented as one reportable segment.

We estimate that historically approximately two-thirds of our total revenues have been generated from sales to the companion animal market and one-third from sales to the production animal market. While we expect that the majority of our business will continue to be generated from the companion animal market, we expect that the product mix will shift to an increasing amount of our revenues being generated from sales to the production animal market as a result of the Micro acquisition. The state of the overall economy in both the United States and United Kingdom and consumer spending have impacted both the companion animal and production animal markets, with tightening credit markets, volatile commodity prices in milk, grain, corn and feeder cattle, and changes in weather patterns (e.g. droughts or seasons of higher precipitation) also affecting demand in the production animal market.  Both the companion animal and production animal markets have been integral to our financial results and we intend to continue supporting both markets.

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

Sales

We sell products that we source from our vendors to our customers through either a “buy/sell” transaction or an agency relationship with our vendors. In a “buy/sell” transaction, we purchase or take inventory of products from our vendors. When a customer places an order with us, we pick, pack, ship and invoice the customer for the order. We record sales from “buy/sell” transactions, which account for the vast majority of our business, as revenues from product sales in conformity with generally accepted accounting principles in the United States. In an agency relationship, we generally do not purchase and take inventory of products from our vendors. When we receive an order from our customer, we transmit the order to our vendor, who picks, packs and ships the order to our customer. In some cases, our vendor invoices and collects payment from our customer, while in other cases we invoice and collect payment from our customer on behalf of our vendor. We receive a commission payment for soliciting the order from our customer and for providing other customer service activities. The aggregate revenues we receive in agency transactions constitute the “commissions” line item on our consolidated statements of income and are recorded in conformity with accounting principles generally accepted in the United States. Our vendors determine the method we use to sell our products. Historically, vendors have occasionally switched between the “buy/sell” and agency models for particular products in response to market conditions related to that particular product. A switch between models can impact our revenues and our operating income. We cannot know in advance when a vendor will switch between the “buy/sell” and agency models or what impact, if any, such a change may have. A switch can occur even with vendors with whom we have written agreements, because most of our agreements with vendors have relatively short terms and are terminable with or without cause on short notice, normally 30 to 90 days. The impact of any individual change from a “buy/sell” to an agency model depends on the costs and expenses associated with a particular product, and can have either a positive or a negative effect on our profitability.

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

Vendor Consolidation

In the United States, our top ten vendors supplied products that accounted for approximately 73% and 70% of our revenues for the nine months ended June 30, 2012 and 2011, respectively, and 71% of our revenues for the fiscal year ended September 30, 2011.  Pfizer supplied products that accounted for approximately 22% and 24% of our revenues during the nine months ended June 30, 2012 and 2011, respectively, and 24% of our revenues for our fiscal year ended September 30, 2011.  Of the Pfizer supplied products, production animal products under a livestock agreement accounted for approximately 13% and 12% of our revenues during the nine months ended June 30, 2012 and 2011, respectively, and approximately 13% of our revenues for our fiscal year ended September 30, 2011.  Merck (formerly known as Intervet/Schering-Plough) supplied products that accounted for approximately 15% and 11% of our revenues during the nine months ended June 30, 2012 and 2011, respectively, and 11% of our revenues for our fiscal year ended September 30, 2011.  No other vendor accounts for more than 10% of our revenues in the United States.  Merial, a subsidiary of Sanofi-Aventis, supplies the majority of their products to us under an agency relationship.  Commission revenue generated from Merial products accounted for approximately 52% and 48% of total commission revenues during the nine months ended June 30, 2012 and 2011, respectively, and 47% of total commission revenues for our fiscal year ended September 30, 2011.

For more information on our business, see our Annual Report on Form 10-K filed with the SEC on November 28, 2011.

Results of Operations

The following table summarizes our results of operations for the three and nine months ended June 30, 2012 and 2011, in dollars and as a percentage of total revenues.

	Three months ended June 30,				Nine months ended June 30,
	2012	%	2011	%	2012	%	2011	%
Revenues:
Product sales	$535,763	96.6%	$393,706	95.9%	$1,466,547	96.2%	$1,089,830	95.3%
Product sales to related party	14,351	2.6%	10,560	2.5%	44,494	2.9%	38,401	3.3%
Commissions	4,555	0.8%	6,470	1.6%	12,699	0.9%	15,791	1.4%
Total revenues	554,669	100.0%	410,736	100.0%	1,523,740	100.0%	1,144,022	100.0%

Cost of product sales	485,150	87.5%	356,649	86.8%	1,325,089	87.0%	988,877	86.4%
Gross profit	69,519	12.5%	54,087	13.2%	198,651	13.0%	155,145	13.6%

SG&A expenses	43,959	7.9%	33,663	8.2%	125,799	8.3%	97,160	8.5%
Depreciation and amortization	2,273	0.4%	1,723	0.4%	6,739	0.4%	4,879	0.5%
Operating income	23,287	4.2%	18,701	4.6%	66,113	4.3%	53,106	4.6%

Other income (expense):
Interest expense	(249)	-%	(166)	-%	(684)	-%	(600)	-%
Earnings of equity method
investees	75	-%	51	-%	231	-%	187	-%
Other	166	-%	116	-%	540	-%	394	-%
Total other income (expense)	(8)	-%	1	-%	87	-%	(19)	-%

Income before taxes	23,279	4.2%	18,702	4.6%	66,200	4.3%	53,087	4.6%
Income tax expense	(8,776)	(1.6)%	(7,312)	(1.8)%	(25,323)	(1.7)%	(20,537)	(1.8)%
Net income	$14,503	2.6%	$11,390	2.8%	$40,877	2.6%	$32,550	2.8%

Earnings per common share:
Basic	$1.15		$0.91		$3.24		$2.61
Diluted	$1.15		$0.91		$3.23		$2.60

Weighted average common shares outstanding (in thousands):
Basic	12,628		12,484		12,609		12,453
Diluted	12,662		12,526		12,638		12,507

Three months ended June 30, 2012 compared to Three months ended June 30, 2011

Total Revenues.  Total revenues increased 35.0% to $554,669 for the three months ended June 30, 2012, from $410,736 for the three months ended June 30, 2011.  Excluding the acquisition of the assets of Micro, organic revenue growth in the United States was 18.5% for the quarter ended June 30, 2012 compared to the same period in the prior fiscal year.  Revenues from Micro, which was acquired on October 31, 2011, were $69,069 for the quarter ended June 30, 2012.  Revenue growth in the United Kingdom was 16.7% for the quarter ended June 30, 2012, compared to the same period in the prior fiscal year, consisting of 20.2% organic growth partially offset by a decline of  3.5% related to foreign currency exchange. Excluding the revenues from Micro, revenues in the United States attributable to existing customers represented approximately 68% of the growth in revenues and revenues attributable to new customers represented approximately 32% of the growth in revenues during the three months ended June 30, 2012.  For the purpose of calculating growth rates of new and existing customer revenue, we have defined a new customer as a customer that did not purchase product from us in the corresponding fiscal quarter of the prior year, with the remaining customer base being considered existing customers.  Revenues from new customers for each fiscal quarter are summed to arrive at the estimated year-to-date revenue for new customers.

Product sales to related party increased by 35.9% to $14,351 for the three months ended June 30, 2012, from $10,560 for the three months ended June 30, 2011.  This increase was primarily due to higher product use to treat cattle and higher priced products that were used by the feedlots during the quarter ended June 30, 2012 compared to the quarter ended June 30, 2011.  Commissions decreased to $4,555 for the three months ended June 30, 2012, from $6,470 for the three months ended June 30, 2011. In the prior year quarter ended June 30, 2011, we earned an incentive from one of our vendors.  This incentive was earned at a substantially lower level in the quarter ended June 30, 2012.  Additionally, commissions decreased due to the loss of a pet food line that we represented for most of fiscal year 2011 that we are not representing in fiscal year 2012, and a shift in commissions revenues to buy-sell revenues for certain parasiticides.

Gross Profit.  Gross profit increased by 28.5% to $69,519 for the three months ended June 30, 2012, from $54,087 for the three months ended June 30, 2011.  The change in gross profit is primarily a result of increased total revenues as discussed above.  Gross profit as a percentage of total revenues was 12.5% and 13.2% for the three months ended June 30, 2012 and 2011, respectively.  The decrease in gross profit as a percentage of total revenues was primarily due to the decrease in commissions, as well as lower product margins partially offset by improved freight as a percentage of total revenues.  Vendor rebates for the three months ended June 30, 2012 increased by approximately $286 compared to the three months ended June 30, 2011.

Selling, General and Administrative (“SG&A”).  SG&A expenses increased 30.6% to $43,959 for the three months ended June 30, 2012, from $33,663 for the three months ended June 30, 2011.  The increase in SG&A expenses was primarily due to the addition of Micro and compensation costs from increased headcount to support the revenue growth.  SG&A expenses as a percentage of total revenues were 7.9% for the three months ended June 30, 2012, compared to 8.2% for the three months ended June 30, 2011.

Depreciation and Amortization. Depreciation and amortization increased 31.9% to $2,273 for the three months ended June 30, 2012, from $1,723 for the three months ended June 30, 2011.  The increase was primarily related to the acquisition of Micro.

Income Tax Expense. Our effective tax rate for the three months ended June 30, 2012 and 2011 was 37.7% and 39.1%, respectively.  The change in our effective tax rate is primarily due to a change in our estimates related to state taxes.

Nine months ended June 30, 2012 compared to Nine months ended June 30, 2011

Total Revenues.  Total revenues increased 33.2% to $1,523,740 for the nine months ended June 30, 2012, from $1,144,022 for the nine months ended June 30, 2011.  Excluding the acquisition of the assets of Micro, revenue growth in the United States was 18.5% for the nine months ended June 30, 2012 compared to the same period in the prior fiscal year.  Revenues from Micro, which was acquired on October 31, 2011, were $178,236 for the nine months ended June 30, 2012.  Revenue growth in the United Kingdom was 13.2% for the nine months ended June 30, 2012, compared to the same period in the prior fiscal year, consisting of 15.2% organic growth, partially offset by a decline of  2.0% related to foreign currency exchange. Excluding the revenues from Micro, revenues in the United States attributable to existing customers represented approximately 66% of the growth in revenues and revenues attributable to new customers represented approximately 34% of the growth in revenues during the nine months ended June 30, 2012.

Product sales to related party increased by 15.9% to $44,494 for the nine months ended June 30, 2012, from $38,401 for the nine months ended June 30, 2011.  Commissions decreased to $12,699 for the nine months ended June 30, 2012, from $15,791 for the nine months ended June 30, 2011. Commissions decreased due to the loss of a pet food line that we represented for most of fiscal year 2011 that we will not represent in fiscal year 2012.  Additionally, commissions decreased due to the incentive described above and a shift in commissions revenues to buy-sell revenues for certain parasiticides.

Gross Profit.  Gross profit increased by 28.0% to $198,651 for the nine months ended June 30, 2012, from $155,145 for the nine months ended June 30, 2011.  The change in gross profit is primarily a result of increased total revenues as discussed above.  Gross profit as a percentage of total revenues was 13.0% and 13.6% for the nine months ended June 30, 2012 and 2011, respectively.  The decrease in gross profit as a percentage of total revenues was due to a decrease in commissions and lower vendor rebates as a percentage of total revenues.  Vendor rebates for the nine months ended June 30, 2012 increased by approximately $613 compared to the nine months ended June 30, 2011.

Selling, General and Administrative (“SG&A”).  SG&A expenses increased 29.5% to $125,799 for the nine months ended June 30, 2012, from $97,160 for the nine months ended June 30, 2011.  The increase in SG&A expenses was primarily due to the addition of Micro and compensation costs from increased headcount to support the revenue growth.  SG&A expenses as a percentage of total revenues were 8.3% for the nine months ended June 30, 2012, compared to 8.5% for the nine months ended June 30, 2011.

Depreciation and Amortization. Depreciation and amortization increased 38.1% to $6,739 for the nine months ended June 30, 2012, from $4,879 for the nine months ended June 30, 2011.  The increase was primarily related to the acquisition of Micro.

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

On November 1, 2011, MWI Co. as borrower, entered into a Third Amendment to Credit Agreement (the “Third Amendment”) with MWI Veterinary Supply, Inc. and Memorial Pet Care, Inc., as guarantors, and Bank of America, N.A. and Wells Fargo Bank, N.A. as lenders (collectively, the “Lenders”), amending the Credit Agreement dated December 13, 2006, and as amended from time to time, by and among MWI Co., MWI Veterinary Supply, Inc., Memorial Pet Care, Inc. and the Lenders (the  “Credit Agreement”).  As discussed in Note 3 – Business Acquisitions, MWI Co.’s purchase of the assets of Micro was completed on October 31, 2011, using borrowing capacity that existed prior to the effectiveness of the Third Amendment.  The Third Amendment increased the aggregate revolving commitment of the Lenders under the Credit Agreement from $100 million to $150 million and extended the maturity date of the Credit Agreement from March 1, 2013 to November 1, 2016.  Under the Third Amendment, the margin on variable interest rate borrowings now ranges from 0.95% to 1.50%.  The margin previously ranged from 1.50% to 2.25% under the Second Amendment.  The Third Amendment also reduced the commitment fee from a range of 0.2% to 0.35% to a range of 0.15% to 0.25% depending on the funded debt to EBITDA ratio.  The Credit Agreement contains financial covenants, including a fixed charge ratio and a funded debt to EBITDA ratio.  We were in compliance with all of the covenants as of June 30, 2012 and September 30, 2011.  Our outstanding balance on the revolving credit facility at June 30, 2012 and September 30, 2011 was $47,100 and $0, respectively, and the interest rate was 1.12% as of June 30, 2012.

On November 5, 2010, Centaur entered into a £12,500 unsecured revolving line of credit facility (the “sterling revolving credit facility”) with Wells Fargo Bank, N.A. London Branch (“Wells Fargo”).  The sterling revolving credit facility is for a three year term with interest paid at the end of the applicable one month, three month or six month interest period.  Interest is based on LIBOR for the applicable interest period plus an applicable margin of 1.05% to 1.90%.  The facility contains financial covenants requiring Centaur to maintain a minimum tangible net worth of £3,000 which is to be calculated at end of each fiscal year.  Our outstanding balance on the revolving credit facility at June 30, 2012 was £5,850, or $9,134 using the current exchange rate as of June 30, 2012 and at September 30, 2011 was £1,861, or $2,907 using the current exchange rate as of September 30, 2011. The interest rate was 1.65% as of June 30, 2012.

Operating Activities.  For the nine months ended June 30, 2012, cash used in operations was $5,378 and was primarily attributable to net income of $40,877 offset by changes in working capital which was used to accommodate the growth in revenues and strategic inventory purchases.

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

Investing Activities.  For the nine months ended June 30, 2012, net cash used in investing activities was $59,006.  We paid $53,718 in cash for the acquisition of the assets of Micro. Additionally, we paid for capital expenditures of $4,766 primarily related to information technology and our new distribution center in Harrisburg, Pennsylvania.

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

Financing Activities.  For the nine months ended June 30, 2012, net cash provided by financing activities was $53,477, which was primarily due to net borrowings of $53,368 on our credit facilities.  Our revolving credit facilities are used to fund strategic acquisitions, meet our working capital requirements and make capital purchases.

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

We are exposed to foreign currency risk due to our U.K. subsidiary, Centaur.  A hypothetical 10% change in the value of the U.S. dollar in relation to the British Pound, which is the Company’s most significant foreign currency exposure, would have changed net sales for the three months ended June 30, 2012 by approximately $7,680. This amount is not indicative of the hypothetical net earnings impact due to the partially offsetting impact of the currency exchange movements on cost of sales and operating expenses.

The interest payable on the facility is based on variable interest rates and is affected by changes in market interest rates. The outstanding balance on the revolving credit facility in the United States as of June 30, 2012 was $47,100.  A change of 10% from the interest rate as of June 30, 2012, which was approximately 1.12% (Daily LIBOR Floating Rate plus a margin of 0.95%), would have changed interest by $13 for the three months ended June 30, 2012.

Item 4.  Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of June 30, 2012.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

On October 31, 2011, we acquired substantially all of the assets of Micro.  In connection with integrating Micro, we are evaluating our internal control over financial reporting and, where necessary, will implement changes as the integration proceeds. This process may result in additions or changes to our internal control over financial reporting. Except for the acquisition, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal controls.

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

Item 1.  Legal Proceedings

Except as disclosed in our Form 10-Q for the three months ended December 31, 2011 and March 31, 2012, we are not currently a party to any material pending legal proceedings and are not aware of any claims that could have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The table below provides information concerning our repurchase of shares of our common stock during the three months ended June 30, 2012.

Issuer Purchases of Equity Securities

				Total Number of	Maximum Number (or
	Total			Shares Purchased	Approximate Dollar
	Number		Average	as Part of Publicly	Value) of Shares that May
	of Shares		Price Paid	Announced Plans	Yet Be Purchased Under
Period	Purchased		per Share	or Programs	the Plans or Programs
April 1 to April 30, 2012	216	(1)	$93.13	—	—
May 1 to May 31, 2012	—		—	—	—
June 1 to June 30, 2012	66	(1)	98.32	—	—
Total	282		$94.34	—	—

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

MWI Veterinary Supply, Inc.
(Registrant)

Date: July 30, 2012	/s/ Mary Patricia B. Thompson
Mary Patricia B. Thompson
Senior Vice President of Finance and Administration, Chief Financial Officer