Form 10-K
MWI Veterinary Supply, Inc.
filed 2012-11-27
CIK 1323974

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2012 Commission file number 000-51468
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of March 31, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,050,000,000.  Shares of common stock held by each executive officer and director and by each person who owns 10% or more of our outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of November 16, 2012 was 12,794,312.

Documents Incorporated by Reference

Listed hereunder are the documents, any portions of which are incorporated by reference and the Parts of this Form 10-K into which such portions are incorporated:

1.
The registrant’s definitive proxy statement for use in connection with the Annual Meeting of Stockholders to be held on or about February 5, 2013 to be filed within 120 days after the registrant’s fiscal year ended September 30, 2012, portions of which are incorporated by reference into Part III of this Form 10-K.

MWI VETERINARY SUPPLY, INC.

FORM 10-K

Item
PART I
Cautionary Statement
1.	Business
1A.	Risk Factors
1B.	Unresolved Staff Comments
2.	Properties
3.	Legal Proceedings
4.	Mine Safety Disclosures
PART II
5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
6.	Selected Financial Data
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

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

•	the impact of vendor consolidation on our business;

•	changes in or availability of vendor contracts or rebate programs;

•	exclusivity requirements with certain vendors that may prohibit us from distributing competing products manufactured by other vendors or margin reductions if we become a non-exclusive distributor;

•	transitional challenges associated with acquisitions, including the failure to achieve anticipated synergies;

•	vendor rebates based upon attaining certain growth goals;

•	changes in the way vendors introduce/deliver products to market;

•	a disruption caused by adverse weather (i.e. drought) or other natural conditions or disasters;

•	possible changes in the use of feed additives (antibiotics, growth promotants) used in the production animal markets due to trade restrictions, consumer concern and/or government regulations;

•	seasonality;

•	unforeseen litigation;

•	risks associated with our international operations;

•	financial risks associated with acquisitions and investments;

•	the impact of general economic trends on our business;

•	the recall of a significant product by one of our vendors;

•	extended shortage or backorder of a significant product by one of our vendors;

•	the timing and effectiveness of marketing programs or price changes offered by our vendors;

•	the timing of the introduction of new products and services by our vendors;

•	our intellectual property rights may be inadequate to protect our business;

•	the ability to borrow on our revolving credit facility, extend the terms of our revolving credit facility or obtain alternative financing on favorable terms or at all;

•	risks from potential increases in variable interest rates;

•	the impact of tightening credit standards and/or access to credit on behalf of our customers and suppliers;

•	inability to ship products to the customer as a result of technological or shipping disruptions; and

•	competition.

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

General

Our business commenced operations as part of a veterinary practice in 1976 and was incorporated as MWI Drug Supply, Inc., an Idaho corporation, in 1980. MWI Drug Supply, Inc. was acquired by Agri Beef Co. in 1981. MWI Veterinary Supply Co. was incorporated as an independent subsidiary of Agri Beef Co. in September 1994. Effective June 18, 2002, MWI Holdings, Inc. was formed by Bruckmann, Rosser, Sherrill & Co. II, L.P. (“BRS”) for the sole purpose of acquiring all of the outstanding stock of MWI Veterinary Supply Co. from Agri Beef Co. (“Agri Beef”). As a result of this transaction, MWI Veterinary Supply Co. (“MWI Co.”) became a wholly-owned subsidiary of MWI Holdings, Inc. On April 21, 2005, we changed our name from MWI Holdings, Inc. to MWI Veterinary Supply, Inc.  References in this report to “we,” “us,” “our,” and “MWI” refer to MWI Veterinary Supply, Inc. unless otherwise indicated.  Unless otherwise indicated, all statistical information provided about our business in this report is as of September 30, 2012.

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

Products we sell include pharmaceuticals, vaccines, parasiticides, diagnostics, micro feed ingredients, supplies, specialty products, veterinary pet food, capital equipment and nutritional products. We market these products to veterinarians in both the companion animal and production animal markets. As of September 30, 2012, we had a sales force of 484 people covering the United States and a sales force of 22 people in the United Kingdom. We also offer our customers a variety of value-added services, including our e-commerce platform, technology management systems, pharmacy fulfillment, inventory management system, equipment procurement consultation, special order fulfillment, educational seminars and pet cremation, which we believe closely integrates us with our customers’ day-to-day operations and provides them with meaningful incentives to continue ordering from us.

We estimate that approximately 57% of our total revenues in the United States have been generated from sales to the companion animal market and 43% from sales to the production animal market.  Including the gross billings from agency commissions which are excluded from our total revenues in order to comply with generally accepted accounting principles, we estimate that in the United States approximately 63% of our total revenues have been generated from sales to the companion animal market and 37% from sales to the production animal market.  In the United Kingdom, we estimate that approximately two-thirds of our total revenues have been generated from sales to the companion animal market and one-third from sales to the production animal market.

Geographic Information

Revenues and long-lived assets by geographic region are as follows (in thousands):

	2012	2011	2010
Revenues for the fiscal years ended September 30
United States	$1,776,414	$1,304,794	$1,074,226
International (United Kingdom)	298,732	260,546	155,116
Total	$2,075,146	$1,565,340	$1,229,342

Long-lived assets as of September 30
United States	$29,001	$18,953	$9,762
International (United Kingdom)	6,783	6,256	5,476
Total	$35,784	$25,209	$15,238

Industry Overview

According to Sundale Research (“Sundale”), animal health product sales in the United States for calendar year 2011 were approximately $7.6 billion based on prices at the manufacturers’ level. The market for animal health products in the United States is a mix of products sold for companion and production animals. Companion animals include dogs, cats, horses and other pets, while production animals include cattle and other food-producing animals. Sundale estimates that companion animal products accounted for 56% of the total market for animal health products in the United States in calendar year 2011.  According to the GfK Vetrak UK market survey in October 2012 that compiles revenue statistics, animal health product sales in the United Kingdom for our fiscal year ended September 30, 2012 was approximately £770 million.

Historically, the growth in the companion animal market has been due to the increasing number of households with companion animals, an aging pet population, increased expenditures on animal health and preventative care, advancements in animal health products and extensive marketing programs sponsored by companion animal nutrition and pharmaceutical companies. Product sales in the production animal market are impacted by volatility in commodity prices such as milk, corn, grain and feeder cattle, changes in weather patterns (e.g. droughts or seasons of higher precipitation that determine how long cattle will graze and consequently the number of days an animal is on feed during a finishing phase) or a change in the general economy, which can shift the number of animals treated, the timing of when animals are treated, to what extent they are treated and which products they are treated with.  We support production animal veterinarians with a broad range of products and value-added services. Historically, sales in this market have been largely driven by spending on animal health products to improve productivity, weight gain and disease prevention, as well as a growing focus on food safety.  We believe that these growth factors have been mitigated by the downward influence of generic drugs on pricing.

Veterinarians are one of the primary purchasers of animal health products, particularly in the companion animal market. As of December 31, 2011, according to the American Veterinary Medical Association, or AVMA, there were more than 63,000 veterinarians in private practice nationwide. According to the statistics from the Royal College of Veterinary Surgeons, there are approximately 13,000 veterinarians in private practice in the United Kingdom, with a total of approximately 4,400 veterinary outlets.  We believe that distributors play a vital role for veterinary practices by providing access to a broad selection of products through a single channel and helping them efficiently manage their inventory levels. Distributors also offer vendors substantial value by providing cost-effective access to a highly fragmented and geographically diverse customer base.

Competitive Strengths

We believe that our strengths include:

•
Leading Distributor to Veterinarians. While most of our products are available from several sources and our customers typically have relationships with several distributors, we have achieved this position primarily through internal growth. We believe that our broad product offering, competitive pricing, superior customer service, rapid product fulfillment and value-added services provide meaningful incentives for our customers to continue ordering from us.  Our value-added services include our e-commerce platform, technology and information systems and pharmacy fulfillment programs.  Our pharmacies provide an efficient way for our customers to order prescription products in a cost effective, efficient manner while ensuring that they adhere to the strict regulations for these products.

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

•
Strong, Established Relationships with Veterinarians and Vendors. Our ability to serve as a single source for most of our customers’ animal health product needs has enabled us to develop strong and long-term customer relationships. For more than sixteen years we have maintained distribution arrangements with Banfield, The Pet Hospital (“Banfield”), the nation’s largest private veterinary practice, and with our non-controlled affiliate, Feeders’ Advantage, L.L.C. (“Feeders’ Advantage”), a related party and a buying group composed of several of the largest cattle feeders in the United States. Since we currently do not manufacture the vast majority of the products we sell, we are dependent on our vendors for the supply of our products. While our vendors often have relationships with multiple distributors, we have long-term relationships with many of our key vendors including Boehringer Ingelheim, Elanco, IDEXX Laboratories, Merck, Merial, Pfizer and Vedco.

•
Recurring Revenue Product Base. Over 97% of our product sales were from consumable medicines and supplies commonly required by veterinarians in their practice. Historically, this aspect of our business has resulted in a recurring stream of revenues.

•
Sophisticated Technology and Information Systems. We continue to invest in our technology and information systems, which we believe has created a competitive advantage when delivering quality service to our customers.  Our e-commerce platform offers enhanced online ordering capabilities for veterinarians.  This platform provides many features for our customers with enhanced security.  Our advanced computerized technology management systems offer our production animal customers the ability to more efficiently and effectively manage their animals and their operations.  This includes comprehensive information collection and management decision making in the areas of health, nutrition, information and animal management. These precision management tools help implement traceability and food safety regimens while optimizing performance and the use of the consumable products we distribute.

•
Experienced Management Team. We have a strong and experienced senior management team with substantial animal health industry expertise. The members of our senior management team have been with us for an average of over seventeen years, and each member has demonstrated a commitment and capability to deliver growth in revenues and profitability.

Business Strategy

Our mission is to be the best resource to the veterinary profession by delivering superior value, efficiency and innovation. Our strategy to achieve our mission is outlined below.

Increase Sales to Existing Customers. We believe that veterinary practices typically purchase animal health products from multiple distributors in the United States. For our fiscal year ended September 30, 2012, our average annual product sales per veterinary practice served in the United States was approximately $48,000.  We intend to increase our share of these purchases by utilizing our proprietary customer database to focus our marketing efforts, expanding our sales force, selectively adding products to our portfolio and increasing and expanding the value-added services we provide to our customers. By increasing the dollar value of purchases made by each customer as well as their average order size, we intend to increase our profitability. Competition for hiring sales representatives who have existing customer relationships is intense and we focus on retaining valued members of our staff who have demonstrated the skills needed to successfully market our products and services. If we fail to hire or retain a sufficient number of qualified sales professionals, it could adversely impact our business.  Veterinary practices typically purchase the majority of their animal health products from one wholesaler in the United Kingdom.

Expand Business Assistance Services for Veterinarians. We intend to enhance our customer relationships by expanding our business assistance services for veterinarians. These value-added services include among others our e-commerce platform, technology management systems, pharmacy fulfillment, inventory management system, equipment procurement consultation, special order fulfillment, educational seminars and pet cremation.

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

Products

During fiscal year 2012 in the United States, we sold more than 38,000 products, of which over 17,000 are stocked in our distribution centers, sourced from nearly 700 vendors. During fiscal year 2012 in the United Kingdom, we sold approximately 22,000 products, of which nearly 12,000 are stocked in our distribution center, sourced from approximately 500 vendors.  For our fiscal year ended September 30, 2012, our product revenues in the United States were comprised of approximately 38% pharmaceutical products, 15% vaccine products, 12% parasiticide products, 8% micro feed ingredients, 6% diagnostic products, 2% capital equipment products and 19% of other supplies. In addition, we sell approximately 800 products in the United States under agency agreements with our vendors. Under an agency agreement, we typically solicit orders and provide customer service for a commission, while the vendor stocks and ships the products.  Including gross billings from agency contracts for our fiscal year ended September 30, 2012, our product revenues in the United States were comprised of approximately 34% pharmaceutical products, 14% vaccine products, 20% parasiticide products, 7% micro feed ingredients, 5% diagnostic products, 2% capital equipment products and 16% of other supplies. We also have available on special order approximately 18,000 products in the United States that we do not normally stock in our warehouses. We continually seek to update and improve the range of products we offer to address our customer requirements.  For our fiscal year ended September 30, 2012, our product revenues in the United Kingdom were comprised of approximately 75% pharmaceuticals (which include vaccines and parasiticides), 15% pet foods and 10% of other consumable supplies.

Pharmaceuticals, Vaccines, Parasiticides and Micro Feed Ingredients

We offer our customers a variety of pharmaceuticals, vaccines, parasiticides and micro feed ingredients. Our pharmaceutical products typically include anesthetics, analgesics, antibiotics, ophthalmics and hormones. Our vaccine products are primarily comprised of small animal, equine and production animal biologicals. Our parasiticides are used for control of fleas, ticks, flies, mosquitoes and internal parasites.  Micro feed ingredients are feed grade products such as pharmaceuticals, vitamins, minerals and other nutritional products that are used to optimize the health and performance of production animals.

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
Pharmacy fulfillment
Shipment of prescription production and companion animal health products to end-users in the United States on behalf of veterinarians from our seven licensed pharmacies located in Amarillo, Texas; Edwardsville, Kansas; Grand Prairie, Texas; Harrisburg, Pennsylvania; Whitestown, Indiana; Nampa, Idaho; and Sioux Falls, South Dakota and a licensed veterinary food-animal drug retailer in Visalia, California

Inventory management system	Flexible system that facilitates counting, maintaining and ordering inventory in veterinary practices
Technology management systems	Comprehensive feed, health, information and production management systems including micro ingredient machines, health management systems and age and source verification.
Equipment procurement consultation	Consultation and demonstrations provided by our dedicated capital equipment specialists in the United States
Special order fulfillment	Procurement and shipment of approximately 18,000 unique products in the United States that we do not normally stock in our warehouses
Educational seminars	Seminars for our customers covering business and medical topics, frequently sponsored in conjunction with our vendors
Pet cremation	Business unit presently operating with facility in Idaho that serves veterinary practices and their clients by providing cremation services

Customers

As of September 30, 2012, we served a vast majority of the veterinary practices and producers located throughout the United States and approximately one-third of the veterinary practices in the United Kingdom. These veterinary practices are typically small, privately-held businesses that we believe place at least one order per week to avoid storing and managing large volumes of supplies. We believe that these veterinary practices usually purchase animal health products from multiple distributors. We seek to be the principal provider of animal health products to our customer base.

We maintain a diverse and stable customer base. Independent veterinary practices have historically accounted for approximately 85% of our product sales. Also, for more than sixteen years, we have maintained distribution arrangements with Banfield, the nation’s largest private veterinary practice with over 800 veterinary hospitals, and our non-controlled affiliate, Feeders’ Advantage, a buying group composed of several of the largest cattle feeders in the United States. We typically do not enter into long-term contracts with our independent veterinary customers.

We are a party to three written agreements with Banfield, a First Amendment to the Agreement for Product Purchases, a First Amendment to the Agreement for Logistics Services and an Agreement for Home Delivery Logistics Services.   These contracts are effective from July 1, 2009 through June 30, 2012, and can be terminated by either party with or without cause upon 150 days prior written notice. These contracts provide that we will be the supplier of logistics to Banfield, and these agreements govern the pricing, shipping and other terms and conditions under which we sell our products and provide logistics to Banfield. Under the Agreement for Product Purchases, as amended, we provide a limited warranty with respect to all goods sold by us and paid for by Banfield that good title to the products is conveyed, that the products are delivered free of any security interest, that the products will conform to the description, grade and condition of the products invoiced and that all products will be free of any defects arising while the products are either in our possession or control or in the control of any carrier transporting the goods from us to Banfield.  The term of our existing contracts with Banfield expired on June 30, 2012, however we are continuing to operate under the terms of those contracts.  We are in current negotiations with Banfield regarding new agreements and currently expect to have those new agreements executed by the end of calendar year 2012.

Sales and Marketing

Our sales and marketing strategies are designed to establish and maintain strong customer relationships through personal visits by field sales representatives, frequent telesales contact and direct marketing, emphasizing our broad product lines, competitive pricing, efficient ordering capabilities, high levels of customer support and service and other value-added services. The key elements of our sales and marketing strategy are:

•
Field Sales Representatives: Our sales force in the United States is a key component of our value-added approach.  Due to the fragmented nature of the animal health products market, we believe that a large sales force is vital to effectively support existing customers and target potential customers. As of September 30, 2012, we had 316 field sales personnel throughout the United States. Our field sales representatives educate customers on new veterinary products, assist in product selection and purchasing and offer inventory management solutions. Once a field sales representative has established a relationship with a customer, the field sales representative encourages the customer to use our telesales representatives and online ordering capabilities for day-to-day customer needs. Field sales representatives work under the supervision of regional sales managers within an assigned sales territory to ensure effective communication and timely sales calls with customers. Our field sales representatives complement our telesales and direct marketing efforts and enable us to better market, service and support the sale of our products and services. Our field sales representatives are employees of our Company and are compensated with a combination of salaries and commissions.  The sales staff for Centaur does not actively promote products to the veterinarians, but rather sells products and maximizes the logistics services that Centaur provides.

•
Telesales: We support our field sales representatives and direct marketing efforts with telesales representatives in nine call centers covering the United States. As of September 30, 2012, we had 168 telesales representatives in the United States. Telesales representatives work as partners with our field sales representatives, providing a dual coverage approach for individual customers. Telesales representatives process orders and generate new sales through frequent and direct contact with customers. Telesales representatives are responsible for assisting customers with ordering, purchasing decisions and general questions. Telesales representatives utilize our customized order entry system to process customer orders, access pricing, availability and promotional information about products, and research customer preferences and order history. Our nine call centers are connected by our telecommunications system which enables them to operate as one virtual call center.

•
Direct Marketing: We market to existing and potential customers by distributing product catalogs and monthly magazines. We publish a small animal catalog, livestock catalog and an equine catalog. These catalogs include detailed descriptions and specifications of our products and are often used as a reference tool by our customers and sales force. We also promote our products and services in our monthly magazine, the Messenger, which our field sales representatives use as a tool to educate customers on product and vendor programs. Additional marketing tools that we utilize include specialty catalogs, customer loyalty programs, specific product and vendor programs, flyers, faxes, emails and other promotional materials. For the fiscal year ended September 30, 2012, we distributed nearly 800,000 pieces of direct marketing materials to existing and potential customers.  We also participate in international, national and regional trade shows to extend our customer reach and enhance customer interaction.

•
E-Commerce Platform: We provide on-line ordering, valuable business information and value-added services to veterinarians via our primary Internet site in the United States, www.mwivet.com, our Internet site in the United Kingdom, www.centaurweb.co.uk, and customized Internet sites that we maintain for two of our largest customers, Banfield and Feeders’ Advantage. Customers can use our Internet sites to order products, learn more about products and vendor programs, print forms needed for their veterinary practice, review their historical purchases and manage their inventory.  For our fiscal years ended September 30, 2012, 2011 and 2010, approximately 39%, 36% and 34%, respectively, of our product sales in the United States, excluding revenues related to Micro, were generated through orders placed over the Internet.  In the United Kingdom, over 90% of our orders are placed electronically.

Product Sourcing

We currently do not manufacture the vast majority of our products and are dependent on vendors for our supply of products. We believe that effective purchasing is a key factor in maintaining our position as a leading provider of animal health care products. We regularly assess our purchasing needs and our vendors’ product offerings and prices to obtain products at favorable prices. While we purchase products from many vendors and there is generally more than one vendor for most animal health product categories, our concentration of aggregate purchases with key vendors is significant. In the United States, our ten largest vendors accounted for approximately 71% of our revenues for the each of the fiscal years ended September 30, 2012, 2011 and 2010. Pfizer supplied products that accounted for approximately 20%, 24% and 25% of our revenues for our fiscal years ended September 30, 2012, 2011 and 2010, respectively.  Of the Pfizer supplied products, production animal products under a livestock products agreement accounted for approximately 11%, 13% and 12% of our revenues for our fiscal years ended September 30, 2012, 2011 and 2010, respectively. Merck (formerly known as Intervet/Schering-Plough), supplied products that accounted for approximately 15%, 11% and 10% of our revenues for our fiscal years ended September 30, 2012, 2011 and 2010, respectively.  Merial Limited (“Merial”), a subsidiary of Sanofi-Aventis, supplies the majority of their products to us under an agency relationship.  Commission revenue generated from Merial products accounted for approximately 52%, 47% and 49% of total commission revenues for our fiscal years ended September 30, 2012, 2011 and 2010, respectively.

There are two major types of transactions that can affect the flow of our products from our vendors, through us, to our customers. The method of selling products to veterinarians is dictated by our vendors. Traditional “buy/sell” transactions, which account for the vast majority of our business, involve the direct purchase of products by us from vendors, which we manage and typically store in our warehouses. A customer then places an order with us, and the order is then picked, packed, shipped and invoiced by us to our customer, followed by payment from our customer to us.

We also sell certain product lines to our customers under agency agreements with some of our vendors. Under this model, when we receive orders for products from the customer, we transmit the order to the vendor who then picks, packs and ships the products direct to our customers. In some cases our vendor invoices and collects payment from our customer, while in other cases we invoice and collect payment from our customer. We receive a commission payment for soliciting the order and for providing other customer service activities. Our operating expenses associated with agency sales transactions are lower than in traditional “buy/sell” transactions.

We have written agreements with approximately 50 of our vendors. Our livestock products agreement with Pfizer provides that we shall supply selected customers in the livestock field with Pfizer products. In return, we are entitled to a fee for logistics. We are not entitled to any rebates under this contract.  We are required to maintain sufficient inventory to meet our anticipated demand on a monthly basis and to store the Pfizer products in accordance with their respective label instructions. Pfizer also reserves the right to sell directly to our customers or any other party. The livestock products agreement has a one-year term that expires on December 31, 2012 and can be terminated by either party with or without cause upon 30 days written notice.  The livestock products agreement is a non-exclusive “buy-sell” contract.

Our equine products marketing agreement with Pfizer provides that we shall distribute certain products to customers in the equine field.  In return, we are entitled to receive certain service incentives and rebates.  We are required to maintain sufficient staffing levels of sales representatives and store and handle inventory under appropriate conditions that will maintain the quality and integrity of the products.  The agreement expires on December 31, 2012 and can be terminated by either party with or without cause upon 30 days prior written notice.  The equine products marketing agreement is a non-exclusive “buy-sell” contract.

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

Distribution

As of September 30, 2012, we distributed our products from fourteen strategically located distribution centers throughout the United States and one in the United Kingdom.  During our fiscal year 2012, we completed the move of our distribution center near Harrisburg, Pennsylvania to a larger facility.  During our fiscal year 2011, we completed the move of our distribution center in Visalia, California to a larger facility.

We maintain inventory levels in our warehouses appropriate to satisfy customer demand for prompt delivery and fulfillment of their product orders. Inventory levels are managed on a daily basis through our information systems. In order to meet the rapid delivery requirements of our customers, we offer next-day delivery service on most of the products we stock in our warehouses. We estimate that during the fiscal year ended September 30, 2012, we shipped same day from our warehouses approximately 98% of the dollar value of orders placed by our customers. We currently ship the majority of our orders in the United States through United Parcel Service, Inc. (“UPS”) with the balance of our orders being shipped by our own delivery trucks, local carriers, regional carriers and other national carriers.  Products shipped out of the Centaur and Micro facilities are primarily shipped by our own delivery trucks.

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

Seasonality in Operating Results

Our quarterly sales and operating results have varied significantly in the past, and will likely continue to do so in the future. Historically, our total revenues have typically been higher during the spring and fall months due to increased sales of production animal products. The sales of production animal products can vary due to changes in commodity prices and weather patterns (e.g. droughts or seasons of higher precipitation that determine how long cattle will graze and consequently the number of days an animal is on feed during a finishing phase) which may also affect seasonality.  Product use cycles for production animal products are directly related to medical procedures performed by veterinarians on production animals during the spring and fall months. These buying patterns can also be affected by vendors’ and distributors’ marketing programs or price increase announcements, which can cause veterinarians to purchase production animal health products earlier than those products are needed. This kind of early purchasing may reduce our sales in the months these purchases would have otherwise been made. See “Risk Factors — Our quarterly operating results may fluctuate significantly, and these fluctuations may cause our stock price to fall.” Additionally, while we accrue rebates as they are earned, our rebates have historically been highest during the quarter ended December 31, since some of our vendors’ rebate programs were designed to include targets to be achieved near the end of the calendar year. This trend has slowed some in recent years due to certain changes in vendor contracts but it still remains our largest quarter for vendor rebates.

Intellectual Property

We have registered with the United States Patent and Trademark Office the marks “MWI,” “MWI Design,” “MWIVET.com,” “VETONE,” “PROXYRx” and “ANIMAL Rx PHARMACY,” among others.  We believe that the MWI mark is well recognized in the animal health products industry and by veterinarians and is therefore a valuable asset of ours.

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

Employees

As of September 30, 2012, we had 1,413 employees across the United States and 216 employees in the United Kingdom. We have not experienced a shortage of qualified personnel in the past, and believe that we will be able to attract such employees in the future. None of our employees are a party to a collective bargaining agreement, and we consider our relations with our employees to be good.

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

Executive Officers of the Registrant

The following table sets forth the names, ages and titles, as well as a brief account of the business experience, of each person who was an executive officer of the Company as of the date of the filing:

Name	Age	Title
James F. Cleary, Jr.	49	Board Director, President and Chief Executive Officer
Mary Patricia B. Thompson	49	Senior Vice President of Finance and Administration, Chief Financial Officer
Jeffrey J. Danielson	52	Vice President of Sales
John J. Francis	59	Vice President and General Manager of the Specialty Resources Group
Bryan P. Mooney	44	Vice President of Operations
Kevin W. Price	44	Vice President of Inventory Management
John R. Ryan Alden J. Sutherland	43 49	Vice President of Marketing Vice President and Chief Information Officer

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

John J. Francis has served as Vice President and General Manager of the Specialty Resources Group since September 2006.  Prior to joining MWI, Mr. Francis worked for Webster Veterinary Supply as the Vice President of Sales from April 2004 to September 2006.  Mr. Francis was the Key Account Manager of Excel, a division of Cargill, Inc., from June 2002 to April 2004 and was the Vice President of Sales for Future Beef based in Parker, Colorado, from May 2000 to May 2002. From 1990 until 2000, Mr. Francis served as General Manager and then President of MWI Veterinary Supply Co. Mr. Francis graduated from Michigan State University in 1975 with a Bachelor of Science in Animal Husbandry and holds a Master of Science in Animal Science obtained in 1977 from the University of Illinois.  Mr. Francis is a member of the board of directors and president of Vedco, Inc.

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

Kevin W. Price has served as Vice President of Inventory Management since October 1, 2011. From 2003 to 2011, Mr. Price served as Purchasing Manager.  In 1998, Mr. Price was promoted to Food Animal Product Manager.  Mr. Price joined MWI in April 1989 in our Nampa distribution center. Mr. Price graduated from Northwest Nazarene University in 2010 with a Bachelor of Science in Business Administration.  In 2007, Mr. Price filed for bankruptcy under Chapter 13 of the United States Bankruptcy Code, and Mr. Price has informed the Company that he is performing his obligations in full under the plan.  Mr. Price has also informed the Company that he intends to make additional payments outside of the plan so that his legitimate creditors will be paid in full when all payments are completed.

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

Alden J. Sutherland joined MWI in January 2012 and has served as Vice President and Chief Information Officer since April 1, 2012.  Prior to joining MWI, he served as President of Exploridor since January 2011.  Prior to Exploridor, he served as President of Pristine Pools and Spas from 2010 to 2011.  He served as Chief Information Officer at Jostens, Inc. in Minneapolis, Minnesota from 2006 to 2010.  From 2000 to 2006, he served as Chief Information Officer at Entegris, Inc.  From 1987 to 2000, he held various leadership and I.T. positions for Novartis in its former Seed and Crop Protection Divisions, including Director of I.T. in the United States, Head of I.T., Finance and Planning for the Asia Pacific Region, Head of Finance, I.T. and Operations for the Eastern Europe and Former Soviet Union Region and Controller for Europe and Latin America.  Mr. Sutherland graduated from Boise State University in 1988 with a Bachelor of Business Administration.

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

Our future revenues and results of operations may significantly fluctuate due to a combination of factors, many of which are outside of management’s control. The most notable of these factors include:

•	the impact of vendor consolidation on our business;

•	changes in or availability of vendor contracts or rebate programs;

•	exclusivity requirements with certain vendors that may prohibit us from distributing competing products manufactured by other vendors or margin reductions if we become a non-exclusive distributor;

•	transitional challenges associated with acquisitions, including the failure to achieve anticipated synergies;

•	vendor rebates based upon attaining certain growth goals;

•	changes in the way vendors introduce/deliver products to market;

•	a disruption caused by adverse weather (i.e. drought) or other natural conditions or disasters;

•	possible changes in the use of feed additives (antibiotics, growth promotants) used in the production animal markets due to trade restrictions, consumer concern and/or government regulations;

•	seasonality;

•	unforeseen litigation;

•	risks associated with our international operations;

•	financial risks associated with acquisitions and investments;

•	the impact of general economic trends on our business;

•	the recall of a significant product by one of our vendors;

•	extended shortage or backorder of a significant product by one of our vendors;

•	the timing and effectiveness of marketing programs or price changes offered by our vendors;

•	the timing of the introduction of new products and services by our vendors;

•	our intellectual property rights may be inadequate to protect our business;

•	the ability to borrow on our revolving credit facility, extend the terms of our revolving credit facility or obtain alternative financing on favorable terms or at all;

•	risks from potential increases in variable interest rates;

•	the impact of tightening credit standards and/or access to credit on behalf of our customers and suppliers;

•	inability to ship products to the customer as a result of technological or shipping disruptions; and

•	competition.

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

In the recent past, there have been two large acquisitions affecting our largest vendors.  In October 2009, Pfizer completed its acquisition of Wyeth.  Pfizer and Fort Dodge, a division of Wyeth, were our two largest vendors as measured by our revenues at the time of that acquisition.  In November 2009, Merck and Schering-Plough completed their merger under which Merck acquired all of the outstanding stock of Schering-Plough. These were two of our largest vendors at the time of the merger.  Additionally, on July 7, 2011, Pfizer, who is our largest vendor as measured by our revenues, issued a press release stating that they were considering a spin-off, sale or other transaction of their animal health business.

The surviving companies from these types of transactions could end up with higher market shares with respect to certain animal health products, and they could use their increased leverage in the channel to negotiate terms with distributors that are materially worse to the distributor than the terms that we have been able to negotiate with the companies individually while they were competing with each other. There is also a possibility of product disruption as these companies integrate their operations which could adversely impact our financial results.  Further consolidation could result in our vendors further increasing their market share, which could give vendors greater pricing power and make it easier for such vendors to sell their products directly to animal health customers, both of which could decrease our net sales and profitability.

Our business, financial condition and results of operations depend upon maintaining our relationships with vendors.

We currently do not manufacture the vast majority of our products and are dependent on our vendors for our supply of products. Our ten largest vendors supplied products that accounted for approximately 71% of our revenues for each of the fiscal years ended September 30, 2012, 2011 and 2010, respectively. Pfizer supplied products that accounted for approximately 20%, 24% and 25% of our revenues for our fiscal years ended September 30, 2012, 2011 and 2010, respectively. Of the Pfizer supplied products, production animal products under a livestock agreement accounted for approximately 11%, 13% and 12% of our revenues for our fiscal years ended September 30, 2012, 2011 and 2010, respectively.  Merck, formerly known as Intervet/Schering-Plough, supplied products that accounted for approximately 15%, 11% and 10% of our revenues for our fiscal years ended September 30, 2012, 2011 and 2010, respectively.  Merial, a subsidiary of Sanofi-Aventis, supplies the majority of their products under an agency relationship.  Commission revenue generated from Merial products accounted for approximately 52%, 47% and 49% of total commission revenues for our fiscal years ended September 30, 2012, 2011 and 2010, respectively.

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

Some of our current and future vendors may decide to compete with us in the future by pursuing or increasing their efforts in direct marketing and sales of their products. These vendors could sell their products at lower prices and maintain a higher gross margin on their product sales than we can. In this event, veterinarians or animal owners may elect to purchase animal health products directly from these vendors.  As an example of this type of event, we were a sales agent for a pet food line for most of fiscal year 2011 that we did not represent in fiscal year 2012 because that manufacturer chose to sell their products direct and not through sales agents.  Increased competition from any vendor of animal health products could significantly reduce our market share and adversely impact our financial results.

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

Our quarterly revenues and operating results have varied significantly in the past, and may continue to do so in the future. While we accrue rebates from vendors as they are earned, our rebates have historically been highest during the quarter ended December 31, since most of our vendors’ rebate programs were designed to include targets to be achieved during the calendar year.  Historically, our revenues have been seasonal, with peak sales in the spring and fall months. The seasonal nature of our business is directly tied to the buying patterns of veterinarians for production animal health products used for certain medical procedures performed on production animals during the spring and fall months. These buying patterns can also be affected by vendors’ and distributors’ marketing programs or price increase announcements, which can cause veterinarians to purchase production animal health products earlier than those products are used. This kind of early purchasing may reduce our sales in the months these purchases would have otherwise been made. Additionally, the production animal market can be affected by volatility in commodity prices such as milk, corn, grain and feeder cattle, changes in weather patterns (e.g. droughts or seasons of higher precipitation that determine how long cattle will graze and consequently the number of days an animal is on feed during a finishing phase) or a change in the general economy, which can shift the timing of when animals are treated and to what extent they are treated.  This shift in treatment may have a significant impact on the timing of purchases.  While companion animal products tend to have a different product use cycle than production animal health products, and approximately 57% of our revenues in the United States have been generated from sales to the companion animal market, we cannot assure you that our revenues and operating results will not continue to fluctuate on a quarter-to-quarter basis. We believe period-to-period comparisons of our results of operations are not necessarily meaningful as our future revenue and results of operations may vary substantially. It is also possible that in future quarters our results of operations will be below the expectations of securities analysts and investors. In either case, the price of our common stock could decline, possibly materially.

Our business may be directly and indirectly affected by the current drought that could reduce demand for the products we distribute.

Poor or unusual weather conditions, in particular the current drought in the Midwestern United States, can significantly affect the purchasing decisions of the Company’s customers, particularly customers in the production animal market.  The timing and quantity of rainfall are two of the most important factors in agricultural production. Drought can affect the availability and price of feed for livestock.  Faced with a reduction in readily available feed or an increase in costs for such feed, our customers may decide to reduce herd size, which would ultimately decrease the demand for the products we distribute, including micro feed ingredients, animal health products, dairy sanitation solutions, as well as the development and implementation of proprietary computerized systems for feed, health, information and production animal management.

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

Some of our competitors may have more customers, stronger brand recognition or greater financial, technological and other resources than we do. Most of our products are available from several sources, including other distributors and vendors, and our customers typically have relationships with several distributors and vendors. Many of our competitors have comparable product lines, technical expertise or distribution strategies that directly compete with us and some of our competitors own practice management software, which they can offer to customers. Our competitors could obtain exclusive rights to distribute certain products, eliminating our ability to distribute those products. The entry of new or additional distributors in the industry could also have a material adverse effect on our ability to compete. Additionally, some of our vendors may decide to compete with us by selling their products directly to our customers. If we do not compete successfully against these organizations, it could have a material and adverse effect on our business, financial condition and results of operations.

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

In addition, vendors may require us to distribute their products on an exclusive basis, which would cause us to forego distributing competing products that may also be profitable, including generic products that may gain increased market share.  In this situation we are often forced to project future sales of competing products so that we can elect to distribute the product that we believe will be more profitable.  Our projections may not be correct, and we may be contractually prohibited from distributing products that gain market share, including generic products, at the expense of the products that we distribute.  Competitors of ours could also obtain exclusive rights to market particular products, which we would be unable to market. If we lose the right to distribute products under such agreements, or are required to exclusively distribute certain products at the expense of others that may be more profitable, we may lose access to certain products and lose a competitive advantage. Potential competitors could sell products from vendors that we fail to continue with and erode our market share.  Additionally, if we have a reduction in our gross margin as a result of switching from an exclusive distributor to a non-exclusive distributor, the gross margin generated from the additional products that we are able to sell may not be enough to offset the decrease.

Increases in over-the-counter sales of animal health products or sales of products from non-veterinarian sources could adversely affect our business.

We rely, and will continue to rely, on animal owners who purchase their animal health products directly from veterinarians, which we refer to as the ethical channel.  Animal health products are increasingly becoming available from sources other than the ethical channel, including human or Internet pharmacies and other over-the-counter channels such as Walmart, Target and Costco.  As the availability of animal health products from alternative sources increases, there can be no assurance that animal owners will continue to use the ethical channel, and will not purchase animal health products from sources other than veterinarians.  Increased competition from any distributor of animal health products making use of an over-the-counter channel or the passage of legislation such as the proposed Fairness to Pet Owners Act of 2011 (“HR 1406”), which seeks to require veterinarians to issue prescriptions to clients, further enabling pet owners to purchase animal health products from sources other than a veterinarian, could lead to increased competition from distributors of animal health products making use of non-veterinarian channels to distribute their products.  Any such increased competition from non-ethical channels could significantly reduce our market share and adversely impact our financial results.

An economic downturn could materially adversely affect our business.

Our business may be materially adversely affected by negative trends in the general economy that could reduce consumer discretionary spending on animal health products and reduce or eliminate sources of credit available to our customers. Levels of consumer spending deteriorated during the economic recession in the United States and may not increase for the foreseeable future.  Some of the factors that could influence the levels of consumer spending include continuing increases in fuel and other energy costs, conditions in the residential real estate and mortgage markets, unemployment levels, healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior.  In addition, volatility in commodity prices such as milk, corn, grain and feeder cattle, changes in weather patterns (e.g. droughts or seasons of higher precipitation that determine how long cattle will graze) and changes in the general economy may adversely impact the amount spent by animal owners in the production animal market.  Such volatility and/or tightening of credit available to our customers could further deteriorate the financial condition of our customers, and may ultimately lead our customers to reduce their working capital available to purchase our products.

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

Demand from customers in the production animal market may be affected by a decrease in the sale and consumption of protein products due to increased consumer concern, loss of export markets, international trade restrictions and/or governmental regulations.

Recently, there has been consumer concern and consumer activism with respect to the use of antibiotics and growth promotants in animal feed as well as the consumption of protein (defined as beef, dairy, swine or poultry although MWI revenues come primarily from only beef, dairy and swine) products generally.  A sustained campaign of negative press resulting from media or consumer advocacy groups, industry litigation, loss of export markets or other factors could adversely affect the public’s perception of the industry as a whole, lead to reluctance by customers to buy protein or other products.  The resulting negative impact on the production animal market can strongly affect demand for the products we distribute.  In addition, heightened consumer concern over the use of antibiotics and growth promotants in animal feed could result in increased government regulation in response to that concern.  Any such negative press or increased governmental regulation may affect the growth of the production animal market and lead to a decrease in the sales of the products we distribute which could have a material adverse effect on our business, financial condition and results of operations.

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

We operate in both the United States and the United Kingdom, but report revenues, costs and earnings in U.S. dollars. Exchange rates between the U.S. dollar and the British pound sterling are likely to fluctuate from period to period. Because our financial results are reported in U.S. dollars, we are subject to the risk of translation losses for reporting purposes. If we continue to expand our international operations, we will conduct more transactions in currencies other than the U.S. dollar. To the extent that foreign revenue and expense transactions are not denominated in the local currency, we are also subject to the risk of transaction losses. Given the volatility of exchange rates, there is no assurance that we will be able to effectively manage currency transaction and/or translation risks. We have not entered into derivative instruments to offset the impact of foreign exchange fluctuations. Fluctuations in foreign currency exchange rates could have a material adverse effect on our results of operations and financial condition.

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

Our two largest customers, Banfield and Feeders’ Advantage (a related party), accounted for approximately 6% and 3%, respectively, of our product sales for our fiscal year ended September 30, 2012, 6% and 4%, respectively, of our product sales for our fiscal years ended September 30, 2011 and 9% and 4%, respectively, of our product sales for our fiscal years ended September 30, 2010. Our ten largest customers, excluding Banfield and Feeders’ Advantage, accounted for approximately 6%, 3% and 5% of our product sales for our fiscal years ended September 30, 2012, 2011 and 2010, respectively. Our business and results of operations could be adversely affected if the business of these customers was lost. We cannot guarantee that we will maintain or improve our relationships with these customers or that we will continue to supply these customers at current levels. Banfield, Feeders’ Advantage and other customers may seek to purchase some of the products that we currently sell directly from the vendors or from one or more of our competitors. Furthermore, our customers are not required to purchase any minimum amount of products from us. The loss of Banfield or Feeders’ Advantage or deterioration in our relations with either of them could significantly affect our financial condition and results of operations. Additionally, deterioration in the financial condition of one or more of our customers could have a material adverse effect on our results of operations.

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

The process of acquiring or developing new technology products and solutions is inherently complex and uncertain. It requires accurate anticipation of customers’ changing needs and emerging technological trends. We must make long-term investments and commit significant resources before knowing whether these investments will eventually result in products or services that achieve customer acceptance and generate the revenues required to provide desired returns. If we fail to accurately anticipate and meet our customers’ needs through the development of new products and technologies and service offerings or if we fail to adequately protect our intellectual property rights or if our new products are not widely accepted or if our current or future products fail to meet applicable worldwide regulatory requirements, we could lose market share and customers to our competitors and that could materially adversely affect our results of operations and financial condition.  Additionally, if technology investments do not achieve the intended results we may write-off the investments, and we face the risk of claims from system users that the systems failed to produce the intended result and/or that the systems caused negative performance of the customer’s animals or overall operation of the customer’s business.  Any such claims, even those without merit, could be expensive and time consuming to defend, cause us to lose a customer and the associated revenue, divert management’s attention and resources or require us to pay damages.

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

Any borrowings on the revolving credit facility will be at variable rates of interest and expose us to interest rate risk based on market rates. If interest rates increase, our debt service obligations on any future variable rate indebtedness that we may incur on our revolving credit facility would increase even if the amount borrowed remained the same, and our net income and cash available for servicing our indebtedness would decrease. Our variable rate debt as of September 30, 2012 was $48.1 million (comprised of revolving credit facilities). Our interest expense for fiscal year 2012 was approximately $0.9 million and was approximately $0.7 million for fiscal year 2011. A 1% increase in the average interest rate would not have a material impact on our operations assuming our current level of debt.  However, if we had to borrow additional funds to operate our business, the change in interest rates could affect our operations.   See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Our lenders may have suffered losses related to the weakening economy and may not be able to fund our borrowings.

Our lenders, including the lenders participating in our revolving credit facilities, may have suffered losses related to their lending and other financial relationships, especially because of the general weakening of the national economy and increased financial instability of many borrowers.  As a result, lenders may become insolvent or tighten their lending standards, which could make it more difficult for us to borrow under our revolving credit facility or to obtain other financing on favorable terms or at all.  Our financial condition and results of operations would be adversely affected if we were unable to draw funds under our revolving credit facility because of a lender default or to obtain other cost-effective financing.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The table below provides a summary of the Company’s principal facilities as of September 30, 2012:

Location	Total Square Feet	(1)	Own or Lease	Principal Function (5)
Boise, Idaho	62,000		Own	Headquarters and call center
Edwardsville, Kansas	135,000		Lease	Distribution center and pharmacy
Elizabethtown, Pennsylvania	111,000		Lease	Distribution center and pharmacy
Castle Cary, England	84,000		Own	Centaur office, call center and distribution center
Visalia, California	81,000		Lease	Distribution center and veterinary food-animal drug retailer
Denver, Colorado	75,000		Lease	Distribution center and call center
Grand Prairie, Texas	70,000		Lease	Distribution center, call center and pharmacy
Amarillo, Texas	40,000		Own	Distribution center
Atlanta, Georgia	41,000		Lease	Distribution center
Whitestown, Indiana	40,000	(2)	Lease	Distribution center and pharmacy
Nampa, Idaho	36,000		Lease	Distribution center and pharmacy
Fife, Washington	30,000		Lease	Distribution center
Orlando, Florida	30,000	(3)	Lease	Distribution center
Amarillo, Texas	26,000		Lease	Micro office
Clear Lake, Wisconsin	25,000	(4)	Lease	Distribution center and call center
Sioux Falls, South Dakota	23,000	(4)	Own	Distribution center, call center and pharmacy
Glendale, Arizona	20,000		Lease	Distribution center
Sturbridge, Massachusetts	15,000		Lease	Securos office and call center
Holland, Michigan	5,000		Lease	Call center
Omaha, Nebraska	4,000		Lease	Call center
Sioux City, Iowa	3,000		Lease	Call center

(1) Rounded to the nearest thousand square feet.
(2) In November 2012, we expanded the space in our Whitestown, Indiana distribution center to 70,000 square feet.
(3) We have entered into a new lease agreement that will expand the size of our distribution center to 42,000 in January 2013.
(4)  We are in the process of opening a new distribution center in Shakopee, Minnesota with 125,000 square feet, consolidating our operations in Clear Lake, Wisconsin and Sioux Falls, South Dakota.  We expect to complete the opening in December 2012.

(5) We also operate out of a number of shipping depots in the United States and United Kingdom but maintain little to no inventory at these locations.

Item 3.	Legal Proceedings.

MWI is party to a lawsuit with Harold and Darroll Wotton in the United States District Court for the District of Idaho which was originally removed to federal court by the Wottons on February 7, 2012.   MWI brought suit alleging breach by the Wottons of the Asset Purchase Agreements pursuant to which MWI purchased the Securos business, breach of the respective employment agreements of Harold and Darroll Wotton, breach of the covenant of good faith and fair dealing, breach of fiduciary duty, tortious interference with contract, intentional interference with prospective economic advantage, civil conspiracy, conversion and usurping corporate opportunities.  MWI’s complaint seeks an injunction to enforce the non-competition covenants contained in the Asset Purchase Agreements and employment agreements as well as unspecified money damages.   The Wottons have brought a counterclaim against MWI alleging, among other things, fraud in the inducement when MWI purchased the Securos business from the Wottons in 2007, breach of contract, breach of duty of good faith and fair dealing, unjust enrichment, defamation and unfair and deceptive business practices and requested a declaratory judgment regarding the restrictive covenants in Harold Wotton’s and Darroll Wotton’s respective employment agreements.   The counterclaim seeks damages in excess of $12 million.  On September 14, 2012, in response to a motion for preliminary injunction filed by MWI, the Court issued an order enjoining the Wottons as well as their officers, agents, employees, attorneys, and all persons who are in active concert or participation with them from selling any veterinary orthopedic equipment, including (1) one-time consumables like sutures and bandages, (2) non-reusable items like implants and bone screws, or (3) reusable tools such as surgical scissors, scalpel blades or forceps in the United States, Canada, Germany and Dubai.  The Court’s injunction will last until on or about January 23, 2014.  The Wottons have appealed this decision to the Court of Appeals for the Ninth Circuit, and that appeal is pending.

MWI is also a party to a legal action brought before the Commercial Court in Antwerp, Belgium that was filed on September 25, 2012 by NV Viyo International (“VIYO”).  VIYO is a manufacturer of nutritional products for cats and dogs.  MWI and VIYO are parties to a Distribution Agreement dated October 22, 2010 (the “Distribution Agreement”).  In the legal action, VIYO has alleged that in acting as a distributor for VIYO that MWI breached the commitments that it had made to VIYO in the Distribution Agreement or otherwise, although VIYO has not specifically articulated which contractual commitment in the Distribution Agreement MWI has violated.  As a result, VIYO is seeking from MWI damages in an amount preliminarily claimed to be $21.9 million.  Of this amount, VIYO alleges that at least $16.8 million is due to their lost profits, notwithstanding that recovery for lost profits is prohibited by the terms of the Distribution Agreement.  MWI has reviewed the matter thoroughly and believes that it has fulfilled its contractual commitments to VIYO.

MWI believes that both the counterclaim in the Wotton matter and VIYO's claims are wholly without merit and intends to continue to vigorously defend against both actions. MWI also believes that the likelihood of MWI incurring material losses in connection with either matter is remote, and therefore has not accrued any amount relating to either matter in the Company’s financial statements. Because the nature of litigation is inherently uncertain, MWI cannot predict the outcome of these matters at this time.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been quoted on the Nasdaq under the symbol “MWIV” since August 3, 2005. Prior to that date there was no public market for our common stock. The following table sets forth, for the two most recent fiscal years, the high and low sales prices of our common stock, reported by the Nasdaq Global Select Market.

	Common Stock Price
	High	Low
Fiscal Year Ended September 30, 2011
First Quarter	$65.84	$54.61
Second Quarter	$80.86	$59.95
Third Quarter	$86.99	$76.82
Fourth Quarter	$90.24	$65.31
Fiscal Year Ended September 30, 2012
First Quarter	$77.39	$61.01
Second Quarter	$91.38	$64.08
Third Quarter	$103.50	$84.00
Fourth Quarter	$109.99	$86.09

At the close of business on November 16, 2012, we had 12,794,312 shares of common stock issued and outstanding.  As of that date, there were 613 registered holders of record.  This does not reflect beneficial stockholders who hold their stock in nominee or “street” name through brokerage firms.

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

The table below provides information concerning our repurchase of shares of our common stock during the fourth quarter ended September 30, 2012.

Issuer Purchases of Equity Securities

				Total Number of	Maximum Number (or
	Total			Shares Purchased	Approximate Dollar
	Number		Average	as Part of Publicly	Value) of Shares that May
	of Shares		Price Paid	Announced Plans	Yet Be Purchased Under
Period	Purchased		per Share	or Programs	the Plans or Programs
July 1 to July 31, 2012	38	(1)	$90.30	—	—
August 1 to August 31, 2012	359	(1)	$92.09	—	—
September 1 to September 30, 2012	11,795	(1)	$106.44	—	—
Total	12,192		$105.97	—	—

(1) These shares were withheld upon the vesting of employee stock grants in connection with payment of required withholding taxes.

The graph below compares the cumulative total stockholder return on $100 invested at the market close on September 30, 2007 through and including September 30, 2012, the last trading day before the end of our most recently completed fiscal year, with the cumulative total return of the same time period on the same amount invested in the Russell 2000 Index, the Standard and Poor’s SmallCap 600 Index and a Peer Group Index, consisting of 9 companies that compete or operate in a comparable industry as the Company. The chart below the graph sets forth the actual numbers depicted on the graph.

290.00
270.00
250.00
230.00
210.00
190.00
170.00
150.00
130.00
110.00
90.00
70.00
9/30/2007
9/30/2008
9/30/2009
9/30/2010
9/30/2011
9/30/2012
MWI
S&P SmallCap 600 Index
Russell 2000 Index
Peer Group

	9/30/2007	9/30/2008	9/30/2009	9/30/2010	9/30/2011	9/30/2012
MWI Veterinary Supply, Inc.	$100.00	$104.08	$105.83	$152.90	$180.72	$282.60
S&P SmallCap 600 Index	100.00	85.18	74.97	84.68	83.93	110.53
Russell 2000 Index	100.00	84.37	75.02	83.95	79.98	103.97
Peer Group(1)	100.00	95.67	101.70	107.64	111.85	151.98

(1)
Peer Group consists of Abaxis, Inc. (ABAX), Henry Schein Inc. (HSIC), IDEXX Laboratories Inc. (IDXX), Owens & Minor Inc. (OMI), Patterson Companies Inc. (PDCO), PetMed Express Inc. (PETS), PSS World Medical Inc. (PSSI), Tractor Supply Company (TSCO) and VCA Antech Inc. (WOOF).

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

	Year Ended September 30,
	2012	2011	2010	2009	2008

	(In thousands, except per share data)
Revenues:
Product sales	$1,996,294	$1,489,500	$1,169,545	$880,703	$778,953
Product sales to related party	61,873	55,185	43,017	46,406	39,452
Commissions	16,979	20,655	16,780	14,223	12,959
Total revenues	2,075,146	1,565,340	1,229,342	941,332	831,364

Cost of product sales	1,808,230	1,359,755	1,064,339	806,677	711,812
Gross profit	266,916	205,585	165,003	134,655	119,552

Selling, general and administrative expenses	172,104	130,656	105,793	90,827	84,123
Depreciation and amortization	9,045	6,263	4,992	3,365	3,078
Operating income	85,767	68,666	54,218	40,463	32,351

Other income (expense):
Interest expense	(926)	(741)	(539)	(242)	(265)
Earnings of equity method investees	318	268	220	230	179
Other	781	507	427	540	642
Total other income (expense)	173	34	108	528	556

Income before taxes	85,940	68,700	54,326	40,991	32,907
Income tax expense	(32,463)	(26,120)	(20,886)	(16,086)	(12,990)
Net income	$53,477	$42,580	$33,440	$24,905	$19,917

Earnings per common share:
Basic	$4.24	$3.42	$2.73	$2.06	$1.65
Diluted	$4.23	$3.40	$2.70	$2.02	$1.62

Weighted average common shares outstanding:
Basic	12,616	12,464	12,241	12,088	12,053
Diluted	12,647	12,513	12,395	12,306	12,301

	As of September 30,
	2012	2011	2010	2009	2008
	(In thousands)

Cash	$514	$606	$911	$14,302	$3,419
Total assets	696,383	504,219	467,932	337,919	314,805
Total debt	48,522	4,170	14,724	97	194
Total stockholders’ equity	359,302	292,810	246,787	207,927	181,003

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

As a result of the acquisition of Micro, we estimate that in the United States approximately 57% of our total revenues have been generated from sales to the companion animal market and 43% from sales to the production animal market.  Including the gross billings from agency commissions which are excluded from our total revenues in order to comply with generally accepted accounting principles, we estimate that in the United States approximately 63% of our total revenues have been generated from sales to the companion animal market and 37% from sales to the production animal market.  We estimate that approximately two-thirds of our total revenues have been generated from sales to the companion animal market and one-third from sales to the production animal market in the United Kingdom. The state of the overall economy in both the United States and United Kingdom and consumer spending have impacted both the companion animal and production animal markets, with tightening credit markets, volatile commodity prices in milk, grain, corn and feeder cattle, and changes in weather patterns (e.g. droughts or seasons of higher precipitation) also affecting demand in the production animal market.  Both the companion animal and production animal markets have been integral to our financial results and we intend to continue supporting both markets.

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

Product sales in the production animal market in both the United States and United Kingdom are impacted by volatility in commodity prices such as milk, corn, grain and feeder cattle, changes in weather patterns (e.g. droughts or seasons of higher precipitation that determine how long cattle will graze and consequently the number of days an animal is on feed during a finishing phase) or a change in the general economy, which can shift the number of animals treated, the timing of when animals are treated, to what extent they are treated and which products they are treated with.  This could also create cash-flow challenges for these customers and in turn, could impact the time it takes for us to collect our outstanding accounts receivable from these customers as well as affect the overall collectability of these accounts.  However, we still believe that it is important to our business to service this market and we intend to continue to support production animal veterinarians with a broad range of products and value-added services. Historically, sales in this market have been largely driven by spending on animal health products to improve productivity, weight gain and disease prevention, as well as a growing focus on food safety.

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

Some of our current and future vendors may decide to compete with us in the future by pursuing or increasing their efforts in direct marketing and sales of their products. These vendors could sell their products at lower prices and maintain a higher gross margin on their product sales than we can. In this event, veterinarians or animal owners may elect to purchase animal health products directly from these vendors.  As an example of this type of event, we were a sales agent for a pet food line for most of fiscal year 2011 that we did not represent in fiscal year 2012 because that manufacturer chose to sell their products direct and not through sales agents.

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

Total Revenues. Our total revenues increased from $831,364 for our fiscal year ended September 30, 2008 to $2,075,146 for our fiscal year ended September 30, 2012. Our revenue growth has been driven primarily from internal growth and, to a lesser extent, selective acquisitions and our ability to offer a broad product selection at competitive prices with high levels of customer service and support and an expansion in the number of veterinary practices to which we distribute products. We have continually added new vendor relationships to expand our product offering and field sales representatives to increase our customer reach, principally in the Southeast, Northeast and Midwest regions of the United States.

Operating Expenses. Our selling, general and administrative expenses increased from $84,123 for our fiscal year ended September 30, 2008 to $172,104 for our fiscal year ended September 30, 2012. Selling, general and administrative expenses consist mainly of compensation and benefits, warehouse operating supplies, occupancy and location expenses and other general corporate expenses. Our selling, general and administrative expenses as a percentage of total revenues were 10.1% for our fiscal year ended September 30, 2008, compared to 8.3% for the same period in 2012.

Acquisitions. In February 2010, we acquired all of the share capital of Centaur.  Based in Castle Cary, England, Centaur is a distributor of animal health products to veterinarians in the United Kingdom.

In March 2011, we acquired substantially all of the assets of Nelson.  Nelson was a distributor of animal health products to over 1,100 veterinary practices, primarily in the Midwestern United States.  This acquisition allows us to better serve our customers in this region of the United States.

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

Results of Operations

The following tables summarize our historical results of operations for our fiscal years ended September 30, 2012, 2011 and 2010.

	Year Ended September 30,
	2012	%	2011	%	2010	%
	(In thousands, except per share data)
Revenues:
Product sales	$1,996,294	96.2%	$1,489,500	95.2%	$1,169,545	95.1%
Product sales to related party	61,873	3.0%	55,185	3.5%	43,017	3.5%
Commissions	16,979	0.8%	20,655	1.3%	16,780	1.4%
Total revenues	2,075,146	100.0%	1,565,340	100.0%	1,229,342	100.0%

Cost of product sales	1,808,230	87.1%	1,359,755	86.9%	1,064,339	86.6%
Gross profit	266,916	12.9%	205,585	13.1%	165,003	13.4%

Selling, general and administrative expenses	172,104	8.3%	130,656	8.3%	105,793	8.6%
Depreciation and amortization	9,045	0.4%	6,263	0.4%	4,992	0.4%
Operating income	85,767	4.2%	68,666	4.4%	54,218	4.4%

Other income (expense):
Interest expense	(926)	0.0%	(741)	0.0%	(539)	0.0%
Earnings of equity method investees	318	0.0%	268	0.0%	220	0.0%
Other	781	0.0%	507	0.0%	427	0.0%
Total other income (expense)	173	0.0%	34	0.0%	108	0.0%

Income before taxes	85,940	4.2%	68,700	4.4%	54,326	4.4%
Income tax expense	(32,463)	-1.6%	(26,120)	-1.7%	(20,886)	-1.7%
Net income	$53,477	2.6%	$42,580	2.7%	$33,440	2.7%

Earnings per common share:
Basic	$4.24		$3.42		$2.73
Diluted	$4.23		$3.40		$2.70

Weighted average common shares
outstanding:
Basic	12,616		12,464		12,241
Diluted	12,647		12,513		12,395

Fiscal 2012 Compared to Fiscal 2011

Total Revenues. Total revenues increased $509,806, or 32.6%, to $2,075,146 for the fiscal year ended September 30, 2012 from $1,565,340 for the fiscal year ended September 30, 2011. Excluding the impact of the acquisition of Micro, revenue growth in the United States was 17.3% for the fiscal year ended September 30, 2012 as compared to the fiscal year ended September 30, 2011.  Revenues from the acquisition of Micro, which was acquired on October 31, 2011, were $246.6 million for the fiscal year ended September 30, 2012.  Revenue growth in the United Kingdom was 14.7% for the fiscal year ended September 30, 2012 as compared to the fiscal year ended September 30, 2011, consisting of 16.8% organic growth and a decline of 2.1% related to foreign currency exchange.  Excluding the impact of Micro, the growth in revenues in the United States came primarily from increased business as a result of the growth from our e-commerce platform, the addition of new flea, tick and heartworm products, the addition of sales representatives over the past twelve months and the acquisition of Nelson. Excluding the impact of Micro, revenues in the United States attributable to new customers represented approximately 36% of the growth in total revenues during the fiscal year ended September 30, 2012. Excluding the impact of Micro, revenues in the United States attributable to existing customers represented approximately 64% of the growth in total revenues during the fiscal year ended September 30, 2012. For the purpose of calculating growth rates of new and existing customer revenue, we have defined a new customer as a customer that did not purchase product from us in the corresponding fiscal quarter of the prior year, with the remaining customer base being considered an existing customer.  Revenues from new customers for each fiscal quarter are summed to arrive at the estimated year-to-date revenue for new customers.

Commission revenues decreased $3,676, or 17.8%, to $16,979 for the fiscal year ended September 30, 2012 from $20,655 for the fiscal year ended September 30, 2011.  The decrease of commission revenues was due to the loss of a pet food line that we represented for most of fiscal year 2011 that we did not represent in fiscal year 2012 and a shift in commissions to buy-sell revenues for certain parasiticides.  Gross agency billings decreased by $38,681, or 10.4%, to $332,343 for the fiscal year ended September 30, 2012 from $371,024 for the fiscal year ended September 30, 2011.  Additionally, the decrease in commissions was due to an incentive that we earned from one of our vendors during fiscal year 2011 that was earned at a substantially lower level in the fiscal year ended September 30, 2012.

Gross Profit. Gross profit increased $61,331, or 29.8%, to $266,916 for the fiscal year ended September 30, 2012 from $205,585 for the fiscal year ended September 30, 2011. The change in gross profit is primarily a result of increased total revenues as discussed above.  Gross profit as a percentage of total revenues was 12.9% and 13.1% for the fiscal years ended September 30, 2012 and 2011, respectively.  Gross profit as a percentage of total revenues decreased due to the reduction in commissions, lower product margins and lower vendor rebates as a percentage of revenues, partially offset by improved freight as a percentage of total revenues.  Vendor rebates increased by $1,330 for the fiscal year ended September 30, 2012 as compared to the fiscal year ended September 30, 2011.  This increase in vendor rebates was primarily due to revenue growth achieved during the fiscal year.

Selling, General and Administrative Expenses (“SG&A”). SG&A increased $41,448, or 31.7%, to $172,104 for the fiscal year ended September 30, 2012 from $130,656 for the fiscal year ended September 30, 2011. SG&A as a percentage of revenue was 8.3% for the each of the fiscal years ended September 30, 2012 and 2011.  The increase in SG&A expenses was primarily due to the addition of Micro and the added support for our revenue growth.  Additionally, stock based compensation expense increased $2,182, of which $1,278 was related to accelerated vesting on restricted stock awards granted during the quarter ended September 30, 2012 that did not occur in the same period of the prior fiscal year.

Depreciation and Amortization. Depreciation and amortization expense increased $2,782, or 44.4%, to $9,045 for the fiscal year ended September 30, 2012 from $6,263 for the fiscal year ended September 30, 2011. The increase was primarily due to the increase in fixed assets and intangibles as a result of the acquisition of Micro.

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

Commission revenues increased $3,875, or 23.1%, to $20,655 for the fiscal year ended September 30, 2011 from $16,780 for the fiscal year ended September 30, 2010.  The increase of commission revenues was due to the increase in gross agency billings of $42,971, or 13.1%, to $371,024 for the fiscal year ended September 30, 2011 from $328,053 for the fiscal year ended September 30, 2010.  Additionally, the growth in commissions included the achievement of an incentive from one of our vendors during the fiscal year ended September 30, 2011, which was not achieved in fiscal year ended September 30, 2010.

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

Seasonality in Operating Results

Our quarterly sales and operating results have varied significantly in the past, and will likely continue to do so in the future. Historically, our total revenues have typically been higher during the spring and fall months due to increased sales of production animal products. The sales of production animal products can vary due to changes in commodity prices and weather patterns (e.g. droughts or seasons of higher precipitation that determine how long cattle will graze and consequently the number of days an animal is on feed during a finishing phase) which may also affect seasonality.  Product use cycles for production animal products are directly related to medical procedures performed by veterinarians on production animals during the spring and fall months. These buying patterns can also be affected by vendors’ and distributors’ marketing programs or price increase announcements, which can cause veterinarians to purchase production animal health products earlier than those products are needed. This kind of early purchasing may reduce our sales in the months these purchases would have otherwise been made. See “Risk Factors — Our quarterly operating results may fluctuate significantly, and these fluctuations may cause our stock price to fall.” Additionally, while we accrue rebates as they are earned, our rebates have historically been highest during the quarter ended December 31, since some of our vendors’ rebate programs were designed to include targets to be achieved near the end of the calendar year.  This trend has slowed some in recent years due to certain changes in vendor contracts but it still remains our largest quarter for vendor rebates.

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

Capital Resources.  On November 1, 2011, MWI Veterinary Supply Co. (“MWI Co”) as borrower, entered into a Third Amendment to Credit Agreement (the “Third Amendment”, or “revolving credit facility”) with MWI Veterinary Supply, Inc. and Memorial Pet Care, Inc., as guarantors, and Bank of America, N.A. and Wells Fargo Bank, N.A. as lenders (collectively, the “Lenders”), amending the Credit Agreement dated December 13, 2006, and as amended from time to time, by and among MWI Co., MWI Veterinary Supply, Inc., Memorial Pet Care, Inc. and the Lenders (the  “Credit Agreement”).  The Third Amendment allows for an aggregate revolving commitment of the Lenders under the Credit Agreement of $150,000 and a maturity date of November 1, 2016.  Under the Third Amendment, the margin on variable interest rate borrowings ranges from 0.95% to 1.50%.  The commitment fee under the Third Amendment ranges from 0.15% to 0.25% depending on the funded debt to EBITDA ratio.  The variable interest rate is equal to the Daily LIBOR Floating Rate or the LIBOR 1-month, 2-month, 3-month or 6-month fixed rate (at MWI Co.’s option) plus the margin.  The facility contains financial covenants, including a fixed charge ratio and a funded debt to EBITDA calculation.  We were in compliance with all of the covenants as of September 30, 2012 and 2011.  Our outstanding balance on the revolving credit facility at September 30, 2012 was $39,500, and the interest rate was 1.10% as of September 30, 2012.

On November 5, 2010, Centaur entered into a £12,500 unsecured revolving line of credit facility (the “sterling revolving credit facility”) with Wells Fargo Bank, N.A. London Branch (“Wells Fargo”).  The sterling revolving credit facility is for a three year term with interest paid at the end of the applicable 1-month, 2-month or 3-month interest period.  Interest is based on LIBOR for the applicable interest period plus an applicable margin of 1.05% to 1.90%.  The facility contains financial covenants requiring Centaur to maintain a minimum tangible net worth of £3,000.  As of September 30, 2012 and 2011, Centaur was in compliance with the covenant. Our outstanding balance on the sterling revolving credit facility at September 30, 2012 was £5,308, or $8,580 using the exchange rate on September 30, 2012.  The interest rate for the sterling revolving credit facility was 1.57% as of September 30, 2012.

Operating Activities. For fiscal year ended September 30, 2012, cash provided by operating activities was $14,238, and was primarily attributable to net income of $53,477 and an increase in accounts payable of 50,018.  This amount was partially offset by an increase in receivables of $48,879 and an increase in inventories of $52,831.  The increase in net income is a result of the factors discussed above in “Results of Operations.”  The increase in receivables was primarily due to the revenue growth during the fiscal year.  The increases in inventories and accounts payable were primarily due to strategic inventory purchases  made during the fiscal year ended September 30, 2012 to accommodate our revenue growth and the redistribution of products from our distribution center in Kansas City to the rest of our distribution centers.

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

Investing Activities.  For fiscal year ended September 30, 2012, net cash used in investing activities was $59,865.  We paid $51,718 for the acquisition of Micro, which closed on October 31, 2011.  We paid for capital expenditures of $7,597 which primarily related to information technology and our new distribution center in Harrisburg, Pennsylvania.

For fiscal year ended September 30, 2011, net cash used in investing activities was $25,509.  We paid $7,000 for the acquisition of Nelson.  We paid for capital expenditures of $12,516 which primarily related to an office building purchased in Boise, Idaho for our headquarters, equipment for our new distribution centers in Visalia, California and Harrisburg, Pennsylvania to accommodate the growth needs in those regions and other distribution center technology.  Additionally, we made an investment in Cubex LLC, a technology based inventory management business, of $4,000.

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

Financing Activities.  For fiscal year ended September 30, 2012, net cash provided by financing activities was $45,399, and was primarily attributable to the net borrowings on our credit facilities of $44,885.  Our revolving credit facilities are used to fund strategic acquisitions, make capital purchases and meet our working capital requirements.

For fiscal year ended September 30, 2011, net cash used in financing activities was $7,291, and was primarily attributable to the net payments on our credit facilities of $7,188.  Our revolving credit facilities are used to fund strategic acquisitions, make capital purchases and meet our working capital requirements.  Additionally, we paid $3,327 in debt payments for the note payable related to the Centaur acquisition, the term note for Centaur and capital lease obligations.  This was largely offset by the excess tax benefit of exercise of common stock options of $2,714.

For fiscal year ended September 30, 2010, net cash provided by financing activities was $13,785, and was primarily attributable to the net borrowings on our credit facilities of $10,116 and the tax benefit of $3,611 from the exercise of common stock options.

Off Balance Sheet Arrangements. At September 30, 2012, we had no significant investments that were accounted for under the equity method in accordance with accounting principles generally accepted in the United States except for Feeders Advantage. Feeders Advantage has no liabilities associated with it that were guaranteed by or that would be considered material to us. Accordingly, we do not have any off balance sheet arrangements.

Contractual Obligations

Contractual Obligations. Our contractual obligations at September 30, 2012 mature as follows (in thousands):

	Payments Due by Period
	Total	1 Year or less	2-3 Years	4-5 Years	More than 5 Years
Revolving credit facilities(1)	$48,080	$ —	$8,580	$39,500	$ —
Operating lease commitments	35,245	4,663	8,033	7,437	15,112
Capital lease commitments	441	337	104	—	—
Interest on revolving credit facilities(2)	2,597	735	1,212	650	—
Other long-term obligations(3)	18,285	15,601	739	46	1,899
Total contractual obligations	$104,648	$ 21,336	$18,668	$47,633	$ 17,011

(1)
For the purposes of the Contractual Obligations table above the revolving credit facilities is assumed to be paid at the respective credit facility’s termination date.  For financial statement purposes the revolving credit facilities are classified as a current liability.

(2)	For debt instruments with variable interest rates and unused commitment fees, interest has been calculated for all future periods using the rates in effect at September 30, 2012.

(3)
Other long-term obligations include contracts primarily related to inventory purchase commitments of $15,000, information technology services and telecommunications.  Also included is the pension liability of $1,899 which was assumed to be paid out beyond year five.

Guarantees. We provide guarantees, indemnifications and assurances to others in the ordinary course of our business. We have evaluated our agreements that contain guarantees and indemnification clauses in accordance with the guidance of financial accounting rules.

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

Goodwill and non-amortizing intangible assets were evaluated for impairment in our fourth quarter of 2012 and we determined that the recorded amount was not impaired. The fair value calculations used for these tests require us to make assumptions about items that are inherently uncertain. Assumptions related to future market demand, market prices and product costs could vary from actual results, and the impact of such variations could be material. Factors that could affect the assumptions include changes in economic conditions, changes in government regulations, success in marketing products and competitive conditions in our industry. The factors that most significantly affect the fair value calculation are market multiples and estimates of future cash flows. Fair value was determined using the discounted cash flow method.

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

We are exposed to foreign currency risk due to our U.K. subsidiary Centaur.  A hypothetical 10% change in the value of the U.S. dollar in relation to the British Pound, which is the Company’s most significant foreign currency exposure, would have changed fiscal 2012 net sales by approximately $30,000. This amount is not indicative of the hypothetical net earnings impact due to the partially offsetting impact of the currency exchange movements on cost of sales and operating expenses.

The interest payable on our revolving credit facilities is based on variable interest rates and is affected by changes in market interest rates. The outstanding balance on the revolving credit facility in the United States as of September 30, 2012 was $39,500.  The outstanding balance on the revolving credit facility in the United Kingdom as of September 30, 2012 was $8,580   If there had been a combined balance on the revolving credit facilities of $170,000, which is the approximate maximum available amount on the facilities based on the foreign currency rates as of September 30, 2012, a change of 10% from the interest rates as of September 30, 2012 would have changed interest by $197 for fiscal year 2012.

Item 8.	Financial Statements and Supplementary Data.

MWI Veterinary Supply, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MWI Veterinary Supply, Inc.
Boise, Idaho

We have audited the accompanying consolidated balance sheets of MWI Veterinary Supply, Inc. and subsidiaries (the “Company”) as of September 30, 2012 and 2011, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2012.  Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)2.  These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2012, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 27, 2012, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Boise, Idaho
November 27, 2012

MWI VETERINARY SUPPLY, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended September 30, 2012, 2011 and 2010
Dollars and shares in thousands, except per share amounts

	2012	2011	2010
Revenues:
Product sales	$1,996,294	$1,489,500	$1,169,545
Product sales to related party	61,873	55,185	43,017
Commissions	16,979	20,655	16,780
Total revenues	2,075,146	1,565,340	1,229,342
Cost of product sales	1,808,230	1,359,755	1,064,339
Gross profit	266,916	205,585	165,003
Selling, general and administrative expenses	172,104	130,656	105,793
Depreciation and amortization	9,045	6,263	4,992
Operating income	85,767	68,666	54,218

Other income (expense):
Interest expense	(926)	(741)	(539)
Earnings of equity method investees	318	268	220
Other	781	507	427
Total other income (expense), net	173	34	108
Income before taxes	85,940	68,700	54,326
Income tax expense	(32,463)	(26,120)	(20,886)
Net income	$53,477	$42,580	$33,440

Earnings per common share:
Basic	$4.24	$3.42	$2.73
Diluted	$4.23	$3.40	$2.70

Weighted average common shares outstanding:
Basic	12,616	12,464	12,241
Diluted	12,647	12,513	12,395

See notes to consolidated financial statements

MWI VETERINARY SUPPLY, INC.
CONSOLIDATED BALANCE SHEETS
As of September 30, 2012 and 2011
Dollars and shares in thousands, except per share amounts

	2012	2011
Assets

Current Assets:
Cash and cash equivalents	$514	$606
Receivables, net	288,922	215,861
Inventories	251,375	170,065
Prepaid expenses and other current assets	10,094	10,079
Deferred income taxes	1,580	1,672
Total current assets	552,485	398,283

Property and equipment, net	35,784	25,209
Goodwill	61,841	49,041
Intangibles, net	38,706	24,894
Other assets, net	7,567	6,792
Total assets	$696,383	$504,219

Liabilities and Stockholders’ Equity

Current Liabilities:
Credit facilities	$48,080	$2,907
Accounts payable	258,741	182,594
Accrued expenses and other current liabilities	19,952	16,385
Current portion of capital lease obligations	337	909
Total current liabilities	327,110	202,795

Deferred income taxes	7,180	5,989

Long-term portion of capital lease obligations	104	354

Other long-term liabilities	2,687	2,271

Commitments and contingencies (See Note 12)

Stockholders’ Equity
Common stock $0.01 par value, 40,000 authorized; 12,792 and
12,618 shares issued and outstanding, respectively	128	126
Additional paid in capital	144,667	133,759
Retained earnings	212,965	159,488
Accumulated other comprehensive income	1,542	(563)
Total stockholders’ equity	359,302	292,810
Total liabilities and stockholders’ equity	$696,383	$504,219

See notes to consolidated financial statements

MWI VETERINARY SUPPLY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended September 30, 2012, 2011 and 2010
Dollars and shares in thousands

	Shares of		Additional	Accum.
	Common	Common	Paid In	Other Comp.	Retained
	Stock	Stock	Capital	Inc/(Loss)	Earnings	Total
Balance at October 1, 2009	12,196	$122	$124,337	$—	$83,468	$207,927

Net income	—	—	—	—	33,440	33,440
Issuance of common stock	6	—	248	—	—	248
Exercises of common stock options	199	2	401	—	—	403
Tax benefit of common stock exercises	—	—	3,611	—	—	3,611
Issuance of stock awards, net of forfeitures	56	1	1,078	—	—	1,079
Foreign currency translation	—	—	—	536	—	536
Other	—	—	—	(457)	—	(457)
Balance at September 30, 2010	12,457	125	129,675	79	116,908	246,787

Net income	—	—	—	—	42,580	42,580
Issuance of common stock	6	—	412	—	—	412
Exercises of common stock options	102	1	97	—	—	98
Tax benefit of common stock exercises	—	—	2,714	—	—	2,714
Issuance of stock awards, net of forfeitures	53	—	861	—	—	861
Foreign currency translation	—	—	—	(663)	—	(663)
Other	—	—	—	21	—	21
Balance at September 30, 2011	12,618	126	133,759	(563)	159,488	292,810

Net income	—	—	—	—	53,477	53,477
Issuance of common stock	7	—	562	—	—	562
Issuance of common stock for purchase
of Micro	94	1	7,158			7,159
Exercises of common stock options	15	—	154	—	—	154
Tax benefit of common stock exercises	—	—	895	—	—	895
Issuance of stock awards, net of forfeitures	58	1	2,139	—	—	2,140
Foreign currency translation	—	—	—	1,877	—	1,877
Other	—	—	—	228	—	228
Balance at September 30, 2012	12,792	$128	$144,667	$1,542	$212,965	$359,302

See notes to consolidated financial statements

MWI VETERINARY SUPPLY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2012, 2011 and 2010
Dollars in thousands

	2012	2011	2010
Cash Flows From Operating Activities:
Net income	$53,477	$42,580	$33,440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,062	6,284	5,004
Amortization of debt issuance costs	41	65	58
Stock-based compensation	2,157	831	1,088
Deferred income taxes	1,182	597	249
Earnings of equity method investees	(318)	(268)	(220)
Excess tax benefit of exercise of common stock options	(895)	(2,714)	(3,611)
Loss/(gain) on disposal of property and equipment	32	-	(11)
Pension payment	-	-	(2,047)
Other	(206)	(76)	97
Changes in operating assets and liabilities (net of effects of business acquisitions):
Receivables	(48,879)	(23,021)	(14,154)
Inventories	(52,831)	8,553	(41,106)
Prepaid expenses and other current assets	(1,118)	3,398	(2,419)
Accounts payable	50,018	(5,150)	39,781
Accrued expenses	2,516	1,349	717
Net cash provided by operating activities	14,238	32,428	16,866
Cash Flows From Investing Activities:
Business acquisitions, net of cash acquired	(51,718)	(9,000)	(39,645)
Purchases of property and equipment	(7,597)	(12,516)	(4,388)
Proceeds from sales of property and equipment	96	-	-
Other	(646)	(3,993)	(57)
Net cash used in investing activities	(59,865)	(25,509)	(44,090)
Cash Flows From Financing Activities:
Borrowings on line-of-credit	539,071	249,978	151,616
Payments on line-of-credit	(494,186)	(257,166)	(141,500)
Proceeds from issuance of common stock	562	412	248
Proceeds from exercise of common stock options	154	98	403
Excess tax benefit of exercise of common stock options	895	2,714	3,611
Payment of debt issuance costs	(111)	-	(116)
Payment on long-term debt and capital lease obligations	(986)	(3,327)	(477)
Net cash provided by/(used in) financing activities	45,399	(7,291)	13,785

Effect of exchange rate on Cash and Cash Equivalents	136	67	48

Net Decrease in Cash and Cash Equivalents	(92)	(305)	(13,391)
Cash and Cash Equivalents at Beginning of Period	606	911	14,302
Cash and Cash Equivalents at End of Period	$514	$606	$911

See notes to consolidated financial statements

MWI VETERINARY SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollars and sterling pounds in thousands, except share and per share data

1. Business Description and Basis of Presentation

MWI Veterinary Supply, Inc. is a leading distributor of animal health products to veterinarians in the United States and United Kingdom. We sell our products to veterinarians in both the companion and production animal markets. We operate fourteen distribution centers located across the United States and one distribution center in the United Kingdom.

2. Summary of Significant Accounting Policies

Principles of Consolidation — The accompanying consolidated financial statements consist of MWI Veterinary Supply, Inc. and its wholly-owned subsidiaries, collectively referred to herein as “MWI” or the “Company.” All intercompany transactions have been eliminated.  We use the equity method of accounting for our investments in entities in which we have significant influence; generally this represents an ownership interest between 20% and 50%. Our share of income or loss from these investments is reported as increases or decreases in the respective investment with a corresponding amount reported as other income.

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

Revenue Recognition — We sell products we source from vendors to our customers through either a “buy/sell” transaction or an agency relationship with our vendors. In a “buy/sell” transaction, we purchase or take inventory of products from the vendor. When a customer places an order with us, we pick, pack, ship and invoice the customer for the order. We recognize revenue from “buy/sell” transactions as product sales when the product is delivered to the customer. We accept product returns from our customers. We estimate returns based on historical experience and recognize these estimated returns as a reduction of product sales. Product returns have not been significant to our financial statements. We record revenues net of sales tax.  In an agency relationship, we generally do not purchase and take inventory of products from vendors. We receive an order from a customer, then transmit the order to the vendor, who picks, packs and ships the order to the customer. In some cases, the vendor invoices and collects payment from the customer, while in other cases we invoice and collect payment from the customer on behalf of the vendor. We receive a commission payment for soliciting the order from the customer and for providing other customer service activities. Commissions are recognized when the services upon which the commissions are based are complete. Gross billings from agency contracts were $332,343, $371,024 and $328,053 for the years ended September 30, 2012, 2011 and 2010, respectively, and generated commission revenue of $16,979, $20,655 and $16,780 for the years ended September 30, 2012, 2011 and 2010, respectively.

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

Inventories — Inventories, consisting of pharmaceuticals, vaccines, parasiticides, diagnostics, micro feed ingredients, capital equipment and technology, supplies and nutritional products, are stated at the lower of cost (on a moving-average basis) or market.

Property and Equipment — Property and equipment are stated at cost and depreciation is computed using the straight-line method over the estimated useful lives, which include the shorter of useful life or lease term for leasehold improvements, of the related assets as follows:

Buildings                                                                              25 to 35 years
Machinery, furniture and equipment                                                   3 to 15 years
Computer equipment                                                                                3 to 7 years
Leasehold improvements                                                                       1 to 10 years

The cost and accumulated depreciation of items sold or retired are removed from the property accounts and any resulting gain or loss is reflected in net income. Repairs and maintenance are expensed as incurred and improvements are capitalized.

We periodically review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairments were identified during the fiscal years ended September 30, 2012, 2011 and 2010.

Goodwill and Intangible Assets — We recognize the excess purchase price over the fair value of net assets acquired and liabilities assumed in a business combination as goodwill on the consolidated balance sheet. We perform an annual impairment test on goodwill as of September 30th each year.  We calculate the fair value of each reporting unit using a discounted cash flow analysis and compare the fair value to its book value.  We have concluded that there was no impairment during the fiscal years ended September 30, 2012, 2011 and 2010. Impairment tests will continue to be performed at least annually and more frequently if circumstances indicate a possible impairment.

Identifiable intangible assets primarily include customer relationships, trademarks and patents, technology and covenants not to compete and are amortized, as necessary, over their useful lives or contractual term which range from 1-20 years.  We review identifiable intangible assets at least annually for impairment or when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  No impairments were identified during the fiscal years ended September 30, 2012, 2011 and 2010.

Other Assets — Included in other assets are our equity method investments and investments in entities accounted for under the cost method of accounting, which includes an investment in Cubex of $4,000. We periodically evaluate these investments for other-than-temporary impairment using both qualitative and quantitative criteria, or when indicators of impairment are noted. In the event an investment is deemed to be other-than-temporarily impaired, we would recognize the loss component in the consolidated statements of income.  Other assets also consist of debt issuance costs that are being amortized over the term of the related debt.

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

Product sales to Banfield were approximately 6% of our total product sales in fiscal years 2012 and 2011, and 9% in fiscal year 2010. Product sales to Feeders’ Advantage, a related party (See Note 13), were approximately 3% of our total product sales in fiscal year 2012, and 4% of our total product sales in fiscal years 2011 and 2010.

Advertising — Advertising costs are expensed when incurred and are included as part of selling, general and administrative expenses. Advertising costs were $1,203, $723 and $717 in fiscal years 2012, 2011 and 2010, respectively.

Recently Issued and New Accounting Pronouncements —In June 2011, the FASB issued guidance on the presentation of comprehensive income in an entity's financial statements. The guidance requires that comprehensive income be presented either in one continuous statement or in two separate but consecutive statements presenting the components of net income and its total, the components of other comprehensive income and its total, and total comprehensive income. The guidance also requires that reclassification adjustments from other comprehensive income to net income be presented in both the components of net income and the components of other comprehensive income. The guidance is effective for our fiscal year beginning October 1, 2012.  We do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

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

3. Business Acquisitions

On February 8, 2010, MWI Veterinary Supply Co. (“MWI Co.”) purchased all of the outstanding share capital of Centaur Services Limited (“Centaur”), based in the United Kingdom for a purchase price of $44,053, consisting of $42,053 in cash and $2,000 in a note payable due in one year.  Subsequent to the acquisition of Centaur, we funded $2,047 to the pension plan as required by the terms of the share purchase agreement.  The purchase price was reduced subsequent to the acquisition date by $1,868 as a result of a post-closing working capital and debt adjustment.  Centaur is a supplier of animal health products to veterinarians in the United Kingdom.  Centaur sells products to both the companion animal market and production animal market.  The acquisition of Centaur has allowed us to expand into the international markets.  We incurred $1,100 of direct acquisition-related expenses.  The intangible assets acquired in the acquisition have estimated useful lives between 1 and 20 years, which include customer relationships, trade names and other intangible assets.  The amount recorded in goodwill is not deductible for tax purposes.

On March 21, 2011, MWI Co. purchased substantially all of the assets of Nelson Laboratories Limited Partnership (“Nelson”) for $7,000 in cash. Nelson is a distributor of animal health products to over 1,100 veterinary practices, primarily in the Midwestern United States. This acquisition allows us to better serve our customers in this region of the United States. An intangible asset representing customer relationships acquired in the acquisition has an estimated useful life of 10 years. The amount recorded in goodwill is deductible for tax purposes over 15 years.

On October 31, 2011, MWI Co. purchased substantially all of the assets of Micro Beef Technologies, Ltd. (“Micro”) for $60,878, including $53,400 in cash and 94,359 shares of common stock valued at $7,158, which is the fair value of the common stock as of the date of acquisition and a working capital adjustment of $320. The $53,400 paid in cash as consideration of Micro was funded with borrowings under our Credit Agreement (as defined in Note 7) as then in effect. Micro is a value-added distributor to the production animal market, including the distribution of micro feed ingredients, pharmaceuticals, vaccines, parasiticides, supplies and other animal health products. Micro also is a leading innovator of proprietary, computerized management systems for the production animal market. We incurred $1,104 of direct acquisition-related and integration expenses.  The intangible assets acquired in the acquisition include technology, customer relationships, trade name and covenant not to compete. The useful life of the amortizing intangible assets ranges from 5 years to 17 years. Trade name is a non-amortizing intangible asset. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill recorded as part of the acquisition of Micro includes the expected synergies that we believed would result from this acquisition.  The amount recorded in goodwill is deductible for tax purposes over 15 years. The fair values assigned to the tangible and intangible assets acquired and liabilities assumed are based on management's estimates and assumptions as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of each acquisition, which may be adjusted during the measurement period as defined in Accounting Standards Codification (“ASC”) 805. These purchase price allocations are based on a combination of valuations and analyses.

	2012	2011	2010
Cash	$1	$-	$674
Receivables	22,374	4,041	32,371
Inventories	27,701	3,594	17,830
Other current assets	105	-	480
Property and equipment	8,882	1,900	5,275
Investments	199	-	-
Goodwill	12,473	1,823	9,483
Intangibles	15,760	140	17,658
Total assets acquired	87,495	11,498	83,771

Accounts payable	25,026	4,498	25,811
Accrued expenses	1,591	-	5,299
Other liabilities	-	-	10,476
Total liabilities assumed	26,617	4,498	41,586

Net assets acquired	$60,878	$7,000	$42,185

The following table presents information for Micro that is included in our consolidated statements of income from the acquisition date of October 31, 2011 through the fiscal year ended September 30, 2012:

Micro's operations included in MWI's results
Fiscal year ended September 30, 2012
Revenues	$246,624
Net Income	$4,089

The following table presents supplemental pro forma information for the Company as if the acquisition of Micro had occurred on October 1, 2011 for the period ended September 30, 2012, on October 1, 2010 for the period ended September 30, 2011 and on October 1, 2009 for the period ended September 30, 2010 (unaudited):

	Unaudited Pro Forma Consolidated Results
	Fiscal year ended September 30,
	2012	2011	2010
Revenues	$2,097,076	$1,793,672	$1,408,302
Net Income	$53,571	$45,769	$35,190

The unaudited pro forma consolidated results are not necessarily indicative of what our consolidated results of operations would have been had we completed the acquisition on October 1, 2011, October 1, 2010 and on October 1, 2009.  Additionally, the unaudited pro forma consolidated results do not purport to project the future results of operations of the combined company.

4. Receivables

Receivables consist of the following at September 30:

	2012	2011
Trade	$271,199	$203,038
Vendor rebates and programs	20,469	15,404
	291,668	218,442
Allowance for doubtful accounts	(2,746)	(2,581)
	$288,922	$215,861

Approximately 7% and 8% of our trade receivables resulted from transactions with a single customer as of September 30, 2012 and 2011, respectfully.

5. Property and Equipment

Property and equipment consists of the following at September 30:

	2012	2011
Land	$1,952	$1,723
Building and leasehold improvements	14,420	13,427
Machinery, furniture and equipment	33,075	20,979
Computer equipment	8,276	5,864
Construction in progress	1,773	2,203
	59,496	44,196
Accumulated depreciation and amortization	(23,712)	(18,987)
	$35,784	$25,209

We recorded depreciation expense of $6,210, $4,501 and $3,692 for the years ended September 30, 2012, 2011 and 2010, respectively.

6. Goodwill and Intangibles

The changes in the carrying value of goodwill for the fiscal years ended September 30, 2012 and 2011 are as follows:

	2012	2011
Goodwill - Beginning of year	$49,041	$47,330
Acquisition activity	12,473	1,823
Foreign exchange	327	(112)
Goodwill - End of year	$61,841	$49,041

Intangible assets consist of the following as of September 30:

	Useful Lives	2012	2011
Amortizing:
Customer relationships	9-20 years	$31,045	$24,981
Covenants not to compete	1-5 years	710	808
Technology	11 years	5,830	-
Other	3-5 years	1,084	455
		38,669	26,244
Accumulated amortization		(7,640)	(5,109)
		31,029	21,135
Non-Amortizing:
Trade names and patents		7,677	3,759
		$38,706	$24,894

We recorded amortization expense of $2,852, $1,783 and $1,312 for the years ended September 30, 2012, 2011 and 2010, respectively.  Estimated amortization expense related to intangible assets as of September 30, 2012 is as follows:

Amount
2013	$2,737
2014	2,601
2015	2,295
2016	2,192
2017	2,119
Thereafter	19,085
$31,029

7. Debt

Outstanding debt consists of the following as of September 30:

	2012	2011
Revolving credit facility, 1.10% as of September 30, 2012	$39,500	$-
Sterling revolving credit facility, 1.57% as of September 30, 2012	8,580	2,907
Capital lease obligations (1)	441	1,263
Total debt and capital lease obligations	48,521	4,170
Less: Long-term portion of capital lease obligations	(104)	(354)
Total debt and capital lease obligations included in current liabilities	$48,417	$3,816

(1) The capital lease obligations have varying maturity dates.

Revolving Credit Facility — On November 1, 2011, MWI Co. as borrower, entered into a Third Amendment to Credit Agreement (the “Third Amendment”) with MWI Veterinary Supply, Inc. and Memorial Pet Care, Inc., as guarantors, and Bank of America, N.A. and Wells Fargo Bank, N.A. as lenders (collectively, the “Lenders”), amending the Credit Agreement dated December 13, 2006, and as amended from time to time, by and among MWI Co., MWI Veterinary Supply, Inc., Memorial Pet Care, Inc. and the Lenders (the  “Credit Agreement”).  As discussed in Note 3 – Business Acquisitions, MWI Co.’s purchase of the assets of Micro was completed on October 31, 2011, using borrowing capacity that existed prior to the effectiveness of the Third Amendment.  The Third Amendment allows for an aggregate revolving commitment of the Lenders under the Credit Agreement of $150,000 and a maturity date of November 1, 2016.  Under the Third Amendment, the margin on variable interest rate borrowings ranges from 0.95% to 1.50%.  The commitment fee under the Third Amendment ranges from 0.15% to 0.25% depending on the funded debt to EBITDA ratio.  The variable interest rate is equal to the Daily LIBOR Floating Rate or the LIBOR 1-month, 2-month, 3-month or 6-month fixed rate (at MWI Co.’s option) plus the margin.  The Credit Agreement contains financial covenants, including a fixed charge ratio and a funded debt to EBITDA ratio.  We were in compliance with all of the covenants as of September 30, 2012 and 2011.

Sterling Revolving Credit Facility— On November 5, 2010, Centaur entered into a £12,500 unsecured revolving line of credit facility (the “sterling revolving credit facility”) with Wells Fargo Bank, N.A. London Branch (“Wells Fargo”).  The sterling revolving credit facility is for a three year term with interest paid at the end of the applicable 1-month, 2-month or 3-month interest period.  Interest is based on LIBOR for the applicable interest period plus an applicable margin of 1.05% to 1.90%.  The facility contains financial covenants requiring Centaur to maintain a minimum tangible net worth of £3,000.  As of September 30, 2012 and 2011, Centaur was in compliance with the covenant.

8. Common Stock and Stock-Based Awards

2002 Stock Plan

We had a 2002 Stock Plan (the “2002 Plan”) to provide our directors, executives and other key employees with additional incentives by allowing them to acquire an ownership interest in us and, as a result, encouraging them to contribute to our success. All options that were granted under this plan have been exercised and there are no additional shares available for issuance under the 2002 Plan.

2005 Stock Plan

We have a 2005 Stock-Based Award and Incentive Compensation Plan (the “2005 Plan”), under which we may offer restricted shares of our common stock and grant options to purchase shares of our common stock to selected employees and non-employee directors. The purpose of the 2005 Plan is to promote our long-term financial success by attracting, retaining and rewarding eligible participants. At September 30, 2012 and 2011 we had 865,917 and 932,438 shares, respectively, of our common stock available for issuance under the 2005 Plan.

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

A summary of common stock options activity under the 2002 and 2005 Plans are as follows:
	2012		2011		2010
		Weighted		Weighted		Weighted
	Number	average	Number	average	Number	average
	of	exercise	of	exercise	of	exercise
	Shares	price	Shares	price	Shares	price
Outstanding at beginning of year	37,385	$14.73	139,550	$4.65	339,404	$3.11
Exercised	(14,769)	10.44	(102,128)	0.96	(199,670)	2.02
Cancelled or expired	(256)	17.00	(37)	17.00	(184)	17.00
Outstanding at end of year	22,360	$17.53	37,385	$14.73	139,550	$4.65
Exercisable at end of year	22,360	$17.53	37,385	$14.73	139,550	$4.65

	Outstanding and exercisable options
		Weighted
		average
		remaining	Weighted
		contractual	average
	Number of	life	exercise
Range of exercise prices	Shares	(in years)	price
$17.00 - $19.99	19,990	2.8	$17.00
$20.00 - $22.60	2,370	3.0	$22.04

The intrinsic value of the shares outstanding and exercisable was $1,993 as of September 30, 2012 and $2,022 as of September 30, 2011.

A summary of restricted stock awards activity under the 2005 Plan are as follows:
	2012		2011		2010
		Weighted		Weighted		Weighted
	Number	average	Number	average	Number	average
	of	grant date	of	grant date	of	grant date
	Shares	fair value	Shares	fair value	Shares	fair value
Nonvested at beginning of year	105,540	$61.69	70,584	$49.33	38,388	$38.33
Granted	74,848	101.97	63,900	71.14	58,350	55.05
Vested	(48,072)	102.09	(25,934)	52.46	(25,994)	45.99
Forfeitures	(2,920)	63.49	(3,010)	51.92	(160)	39.27
Nonvested at end of year	129,396	$69.94	105,540	$61.69	70,584	$49.33

As of September 30, 2012, total unrecognized stock based compensation expense related to nonvested awards was approximately $10,272 before income taxes, which is expected to be recognized over the remaining term of the awards which range from 1 to 5 years.  During the fiscal years ended September 30, 2012 and 2011, we recognized $3,569 and $1,387, respectively, in compensation expense related to common stock awards.

2008 Employee Stock Purchase Plan

The 2008 Employee Stock Purchase Plan (the “ESPP”) allows substantially all employees to purchase shares of our common stock at 95% of the fair market value on the date of purchase.  The purchase date is the last trading date of the purchase period, which begins in March, June, September and December.  Employees accumulate amounts through payroll deductions during the purchase period of between 1% and 10% but no more than $20 annually.  An employee is allowed to purchase a maximum of 200 shares per purchase period.  We issued 6,859 and 6,058 shares of our common stock under the ESPP during fiscal years ended September 30, 2012 and 2011, respectively.

9. Computation Of Earnings Per Common Share (In thousands, except per share data)

	2012		2011		2010
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income	$53,477	$53,477	$42,580	$42,580	$33,440	$33,440
Weighted average common
shares outstanding	12,616	12,616	12,464	12,464	12,241	12,241
Effect of diluted securities
Stock options and restricted stock		31		49		154
Weighted average shares
outstanding		12,647		12,513		12,395
Earnings per share	$4.24	$4.23	$3.42	$3.40	$2.73	$2.70

There was no impact from anti-dilutive shares in fiscal years ended September 30, 2012, 2011 or 2010.

10. Income Taxes

Income before taxes is as follows:

	2012	2011	2010
Income before taxes
United States	$81,482	$65,271	$52,110
Foreign	4,458	3,429	2,216
Total income before taxes	$85,940	$68,700	$54,326

The components of income tax expense consist of the following:

	2012	2011	2010
United States
Current payable
Federal	$25,535	$20,741	$17,060
State	4,494	3,696	2,751
Deferred
Federal	1,308	628	538
State	220	120	95
Total U.S. tax expense	31,557	25,185	20,444
International
Current payable	1,252	1,109	826
Deferred	(346)	(174)	(384)
Total international tax expense	906	935	442
Total income tax expense	$32,463	$26,120	$20,886

Our deferred tax assets and liabilities consist of the following at September 30:

	2012	2011
Deferred tax assets:
Allowance for doubtful accounts	$958	$1,005
Inventories	521	363
Lease expense	394	282
Employee benefits	439	740
Other	368	325
Total deferred tax assets	2,680	2,715
Deferred tax liabilities:
Property and equipment	(7,684)	(6,534)
Prepaid expenses	(395)	(316)
Other	(201)	(182)
Total deferred tax liabilities	(8,280)	(7,032)
Net deferred liabilities	$(5,600)	$(4,317)

Other deferred tax assets totaling $770 and $758 as of September 30, 2012 and 2011, respectively, arising from the Company’s foreign subsidiary, are subject to full valuation allowance.

Income tax expense differed from income taxes at the U.S. federal statutory tax rate for all periods presented as follows:

	2012	2011	2010
Taxes computed at statutory rate	35.0%	35.0%	35.0%
State income taxes (net of federal income tax benefit)	3.6	3.7	3.5
Foreign	(1.1)	(0.9)	(1.1)
Other	0.3	0.2	1.0
	37.8%	38.0%	38.4%

In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations.  As of September 30, 2012, the Company has not made a provision for U.S. income or additional foreign withholding taxes on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration.  Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances.  It is not practicable to estimate the amount of deferred tax liability related to investments in foreign subsidiaries because of the complexities of the hypothetical calculation.

A reconciliation of the unrecognized tax benefits is as follows:

	2012	2011	2010
Unrecognized tax benefits – Beginning of year	$23	$198	$223
Gross decreases related to prior period tax positions	(8)	(175)	-
Gross increases related to current period tax positions	-	-	175
Settlements	(15)	-	(200)
Unrecognized tax benefits – End of year	$-	$23	$198

For the fiscal years ended September 30, 2012, 2011 and 2010, the amount included in our income tax expense for tax-related interest and penalties was not significant.  Of the $23 unrecognized tax benefits as of September 30, 2011, $15 would have impacted our effective rate, if recognized.  Of the $198 unrecognized tax benefits as of September 30, 2010, $15 would have impacted our effective rate, if recognized.  We expect no material changes to our unrecognized tax benefits during the next fiscal year.  Our policy for classifying interest and penalties associated with unrecognized tax benefits is to include such items in income tax expense.

We filed Form 3115 Application of Change in Accounting Method with the Internal Revenue Service (“IRS”) during the fiscal year ended September 30, 2008.  We filed an advance consent request for a non-automatic account method change for tax purposes for which we received approval during fiscal year 2011.  Resolution decreased the liability for unrecognized tax benefits by approximately $175.

We are under examination by the IRS for the fiscal years ended September 30, 2010 and 2009.  This examination may lead to ordinary course adjustments or proposed adjustments to our taxes.

With few exceptions, we are no longer subject to income tax examination for years before 2007 in the U.S. and significant state and local jurisdictions.  We are no longer subject to income tax examinations for years before 2010 in significant foreign jurisdictions.

11. Statements of Cash Flows — Supplemental and Noncash Disclosures

	2012	2011	2010
Supplemental Disclosures
Cash paid for interest	$788	$505	$340
Cash paid for income taxes	31,025	21,302	19,850
Noncash Investing and Financing Activities
Issuance of restricted common stock for asset acquisition	7,158	-	-
Capital lease asset additions and related obligations	165	455	-
Equipment acquisitions financed with accounts payable	192	124	23

12. Commitments and Contingencies

We are a party to legal proceedings arising out of the ordinary course of our business.  In our opinion, pending matters will not have a material adverse effect on our financial condition or results of operations.

We have operating leases for office and distribution center space and equipment for varying periods. We also lease some of our vehicles in the United Kingdom under capital leases.  Certain leases have renewal options and require contingent payments for increases, including executory costs, property taxes, insurance and certain other costs in excess of a base year amount. Total rent expense for the years ended September 30, 2012, 2011 and 2010 were $5,382, $4,259 and $4,051, respectively.

The aggregate future noncancelable minimum rental payments on operating leases and capital leases at September 30, 2012 are as follows:

	Lease Obligations
Fiscal Year	Operating Leases	Capital Leases
2013	$4,663	$337
2014	4,164	88
2015	3,869	16
2016	3,768	-
2017	3,669	-
Thereafter	15,112	-
Total future minimum obligations	$35,245	$441

13. Related Party Transactions

MWI Co., our subsidiary, holds a 50% membership interest in Feeders’ Advantage that is accounted for as an investment using the equity method. Sales of products to Feeders’ Advantage, which are at our cost, were $61,873, $55,185 and $43,017 for the fiscal years ended September 30, 2012, 2011 and 2010, respectively. MWI Co. charged Feeders’ Advantage for certain operating and administrative services of $1,008, $919 and $794 for the fiscal years ended September 30, 2012, 2011 and 2010, respectively. Our President and Chief Executive Officer and a member of our Board of Directors are each members of the board of managers of Feeders’ Advantage.

MWI Co. allows Feeders’ Advantage to use its cash management system to finance its day-to-day operations. At any given time, the outstanding position used in the cash management system may be a receivable or payable depending on the cash activity.  A receivable balance bears interest at the prime rate. The interest due on the outstanding receivable is calculated and charged to Feeders’ Advantage on the last day of each month. Conversely, to the extent MWI Co. has a payable balance due to Feeders’ Advantage, the payable balance accrues interest in favor of Feeders’ Advantage at the average federal funds rates in effect for that month.  As of September 30, 2012 and 2011, MWI Co. had a receivable balance from Feeders’ Advantage of $62 and $756, respectively.

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

Both portions of the plan allow for employer contributions. We are required to match 50% of the employee’s contribution to the 401(k) portion of the plan up to 6% of the employee’s salary. Our matching contributions for the 401(k) portion of the plan were $1,871, $1,464 and $1,108 for the fiscal years ended September 30, 2012, 2011 and 2010, respectively. Employee’s contributions are fully vested immediately while employer contributions vest over a five-year period.

Contributions to the profit sharing portion of the Plans are discretionary, ranging from 0% to 3%, and are approved by our Board of Directors. Total profit sharing expense for the fiscal years ended September 30, 2012, 2011 and 2010 were $1,847, $1,516 and $1,244, respectively. Employer contributions are fully vested immediately.

Centaur sponsors a defined contribution plan for all other staff not participating in the defined benefit plan described below. The contributions made by the employer over the period are detailed below. Contributions are currently payable at a minimum of 3% up to a maximum of 6% of eligible pay if matched by employee.  The matching contribution for the plan was $250, $269 and $207 for the fiscal years ended September 30, 2012, 2011 and 2010, respectively.

Centaur operates a defined benefit pension plan which provides benefits based on pensionable pay and is closed to future benefit accrual.

The fair value of plan assets, benefit obligation and funded status of the defined benefit plan as of September 30 is as follows:

	2012	2011	2010
Fair value of plan assets	$5,329	$4,760	$4,771
Benefit obligation	(7,228)	(7,031)	(7,160)
Unfunded pension liability	$(1,899)	$(2,271)	$(2,389)

The unfunded pension liability is recognized as other long-term liabilities in the Consolidated Balance Sheets.  Net periodic benefit expense for the fiscal year ended September 30 consisted of the following:

	2012	2011	2010
Interest cost	$219	$255	$159
Expected return on plan assets	(249)	(205)	(139)
Net periodic (benefit)/cost	(30)	50	20

Other changes recognized in other comprehensive income
Actuarial (gain)/loss	(373)	(88)	591
Total recognized in net periodic benefit costs and
other comprehensive income	$(403)	$(38)	$611

Total (gain)/loss recognized in other comprehensive income, net of tax	$(228)	$(21)	$457

The estimated net actuarial loss that will be amortized from accumulated other comprehensive losses into net periodic benefit costs during fiscal year 2012 is not significant.  The following table provides the weighted-average actuarial assumptions:

2012
Assumptions used to determine benefit obligations
Discount rate	3.0%
Rate of compensation increase (1)	N/A

Assumptions used to determine net periodic benefit cost
Discount rate	3.1%
Expected return on plan assets	5.2%
Rate of compensation increase (1)	N/A

(1) There is no assumed rate of compensation increase as there have been no current active members since April 2006.

The assets of the plan are invested as follows as of September 30:

	2012			2011
	Market	Asset	Fair Value	Market	Asset	Fair Value
Asset Class	Value	Allocation	Level	Value	Allocation	Level
Equities	$1,793	34%	2	$1,752	36%	2
Corporate bonds	1,275	24%	2	977	21%	2
UK Government bonds	485	9%	2	445	9%	2
Cash	218	4%	1	26	1%	1
Other assets	1,558	29%	2	1,560	33%	2
Total	$5,329	100%		$4,760	100%

15. Other Comprehensive Income

The components of comprehensive income (loss) were as follows:

	2012	2011	2010
Net income	$53,477	$42,580	$33,440
Other comprehensive income:
Foreign currency translation	1,877	(663)	536
Actuarial gain/(loss) on pension valuation, net of deferred taxes	228	21	(457)
Total comprehensive income	$55,582	$41,938	$33,519

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

As of September 30, 2012 and 2011, financial instruments include cash and cash equivalents, receivables and accounts payable, and the fair values approximate book values due to their short maturities.

Our revolving credit facility in the United States and in the United Kingdom were amended in the recent past and are based on market conditions such as LIBOR.  Because these credit facilities include interest rates based on current market conditions, we believe that the estimated fair value of our debt was materially the same as our carrying value.

17. Geographic Information

Revenues and long-lived assets by geographic region are as follows:

	2012	2011	2010
Revenues for the fiscal years ended September 30
United States	$1,776,414	$1,304,794	$1,074,226
International	298,732	260,546	155,116
Total	$2,075,146	$1,565,340	$1,229,342

Long-lived assets as of September 30
United States	$29,001	$18,953	$9,762
International	6,783	6,256	5,476
Total	$35,784	$25,209	$15,238

18. Quarterly Financial Data (Unaudited)

	Three-Months Ended
	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Year

	(Dollars and shares in thousands, except per share data) (1)
Fiscal Year 2012
Total revenues	$461,901	$507,170	$554,669	$551,406	$2,075,146
Gross profit	62,514	66,618	69,519	68,265	266,916
Operating income	21,415	21,411	23,287	19,654	85,767
Net income	13,196	13,178	14,503	12,600	53,477
Earnings per common share — basic	$1.05	$1.04	$1.15	$0.99	$4.24
Earnings per common share — diluted	$1.05	$1.04	$1.15	$0.99	$4.23
Weighted average common shares
outstanding:
Basic	12,581	12,619	12,628	12,636	12,616
Diluted	12,605	12,648	12,662	12,672	12,647
Fiscal Year 2011
Total revenues	$366,174	$367,112	$410,736	$421,318	$1,565,340
Gross profit	50,072	50,986	54,087	50,440	205,585
Operating income	17,536	16,869	18,701	15,560	68,666
Net income	10,828	10,332	11,390	10,030	42,580
Earnings per common share — basic	$0.87	$0.83	$0.91	$0.80	$3.42
Earnings per common share — diluted	$0.87	$0.83	$0.91	$0.80	$3.40
Weighted average common shares
outstanding:
Basic	12,415	12,462	12,484	12,497	12,464
Diluted	12,483	12,511	12,526	12,531	12,513

(1) The sums of the quarterly net income and earnings per share amounts may not agree to the year-to-date earnings per common share amount as a result of rounding.

Item 9.                      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Our management, including the Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of September 30, 2012. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our Company’s disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by the us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission‘s rules and forms.

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

In October 2011, the Company acquired substantially all of the assets of Micro Beef Technologies, Ltd. (“Micro”), a value-added distributor to the production animal market. For purposes of determining the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of September 30, 2012, and any change in our internal control over financial reporting for the fiscal fourth quarter of 2012, management has excluded the internal control over financial reporting of Micro from its evaluation of these matters. Our consolidated financial statements as of and for the year ended September 30, 2012, include approximately $79 million of assets (including intangibles and goodwill) or 11% of our total assets, and approximately $247 million of revenue or 12% of our total revenues, associated with Micro.

Management assessed the effectiveness of the Company’s internal control over financial reporting excluding the recently completed acquisition of Micro as of September 30, 2012. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of September 30, 2012, internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MWI Veterinary Supply, Inc.

Boise, Idaho

We have audited the internal control over financial reporting of MWI Veterinary Supply, Inc. and subsidiaries (the "Company") as of September 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Micro Beef Technologies, Ltd. (“Micro”), which was acquired in October 2011 and whose financial statements constitute 11% total assets and 12% of net revenues of the consolidated financial statement amounts as of and for the year ended September 30, 2012. Accordingly, our audit did not include the internal control over financial reporting at Micro. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended September 30, 2012, of the Company, and our report dated November 27, 2012 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Boise, Idaho
November 27, 2012

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance of the Registrant.

The information regarding directors and nominees for directors of the Company, including identification of the audit committee and audit committee financial expert, is presented under the headings “Corporate Governance—Committees of the Board of Directors,” and “Election of Directors—Nominees For Directors” in the Company’s definitive proxy statement for use in connection with the 2012 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days after the end of the Company’s fiscal year ended September 30, 2012. The information contained under these headings is incorporated herein by reference. Information regarding the executive officers of the Company is included in this Annual Report on Form 10-K under Item 1 of Part I as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

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

Equity Compensation Plan Information

The following table provides information as of September 30, 2012 about the common stock that may be issued under all of our existing equity compensation plans, including the 2002 Stock Plan and 2005 Stock-Based Incentive Compensation Plans. Both of these plans have been approved by our stockholders.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	22,360	$17.53	865,917
Equity compensation plans not approved by security holders	—	—	—
Total	22,360	$17.53	865,917

Item 13.	Certain Relationships, Related Transactions and Director Independence.

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

2)	Financial Statement Schedule: Schedule II—Consolidated Valuation and Qualifying Accounts

3)	Exhibits are incorporated herein by reference or are filed with this report as set forth in the Index to Exhibits on pages 70 through 73 hereof

MWI VETERINARY SUPPLY, INC.

SCHEDULE II—CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

(Amounts in thousands)

	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Deductions/ Write-offs	Balance at End of Period
Allowance for Doubtful Accounts
Year ended September 30, 2010	$ 3,006	$(134)	$(302)	$ 2,570
Year ended September 30, 2011	2,570	437	(428)	2,579
Year ended September 30, 2012	2,579	661	(494)	2,746

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MWI Veterinary Supply, Inc.
By: /s/ Mary Patricia B. Thompson
Mary Patricia B. Thompson
(Senior Vice President of Finance and Administration, Chief Financial Officer)
Date: November 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of November 27, 2012.

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

Index to Exhibits

Filed with the Annual Report

on Form 10-K for the

Year Ended September 30, 2012

Number	Description
2.1
Asset Purchase Agreement dated September 20, 2011 by and among MWI Veterinary Supply, Inc., MWI Veterinary Supply Co. and Micro Beef Technologies, Ltd., incorporated herein by reference to Exhibit 2.2 of the Company’s Annual Report on Form 10-K, filed November 28, 2011.

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

10.9
2012 Livestock Products Distribution Agreement between MWI Veterinary Supply, Inc. and Pfizer, Inc. effective as of January 1, 2012, incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed May 3, 2012. †

10.10
2012 Pfizer Premier Equine Products Distribution Agreement between MWI Veterinary Supply, Inc. and Pfizer, Inc. effective as of January 1, 2012, incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, filed May 3, 2012. †

10.11	MWI Veterinary Supply, Inc. 2008 Employee Stock Purchase Plan, incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q, filed May 1, 2008.
10.12
License Agreement dated and effective July 1, 2008 between MWI Veterinary Supply Co. and American Animal Hospital Association, incorporated herein by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K, filed November 24, 2008. †

10.13
Sponsorship Letter Agreement dated June 30, 2008 between American Animal Hospital Association and MWI Veterinary Supply Co, incorporated herein by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K, filed November 24, 2008.

10.14
First Amendment to Credit Agreement dated February 8, 2010 by and among MWI Veterinary Supply, Inc., MWI Veterinary Supply Co., Memorial Pet Care, Inc., Bank of America, N.A. and Wells Fargo Bank, N.A., incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 12, 2010.

10.15
Second Amendment to Credit Agreement dated August 10, 2010 by and among MWI Veterinary Supply, Inc., MWI Veterinary Supply Co., Memorial Pet Care, Inc., Bank of America, N.A. and Wells Fargo Bank, N.A., incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 13, 2010.

10.16
Third Amendment to Credit Agreement dated November 1, 2011 by and among MWI Veterinary Supply, Inc., MWI Veterinary Supply Co., Memorial Pet Care, Inc., Bank of America, N.A. and Wells Fargo Bank, N.A., incorporated herein by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K, filed November 28, 2011.

10.17
Non-competition and Confidential Information Agreement dated September 20, 2011, by and between MWI Veterinary Supply Co. and William C. Pratt, incorporated herein by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K, filed November 28, 2011.

10.18
Non-competition and Confidential Information Agreement dated September 20, 2011, by and between MWI Veterinary Supply Co. and Mark Shaw, incorporated herein by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K, filed November 28, 2011.

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
10.21
Distributor Agreement between MWI Veterinary Supply Co. and Intervet Inc., dba as Intervet/Schering Plough Animal Health effective as of December 1, 2009, incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed May 6, 2010. †

10.22
Non-Disclosure and Non-Competition Agreement dated as of September 10, 2006 by and among MWI Veterinary Supply Co. and John Francis, incorporated herein by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10Q, filed May 6, 2010.*

10.23
Non-Disclosure and Non-Competition Agreement dated as of August 26, 2011 by and among MWI Veterinary Supply Co. and Kevin W. Price, incorporated herein by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K, filed November 28, 2011. *

10.24
2010 Livestock Products Distribution Agreement between MWI Veterinary Supply, Inc. and Pfizer, Inc. effective as of January 1, 2010, incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed May 5, 2011. †

10.25
2010 Pfizer Equine Products Marketing Agreement between MWI Veterinary Supply Co. and Pfizer Inc. effective as of January 1, 2010, incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed May 5, 2011. †

10.26
2010 Strategic Brands Distribution Agreement between MWI Veterinary Supply, Inc. and Pfizer Inc. effective as of January 1, 2010, incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed May 5, 2011. †

10.27	Non-Exclusive Distributor Agreement by and between MWI Veterinary Supply Co. and ABAXIS, Inc. effective as of January 1, 2013.
10.28	Letter Agreement by and between MWI Veterinary Supply Co. and ABAXIS, Inc. dated as of September 28, 2012. †
10.29
IDEXX Distribution Agreement by and between IDEXX Distribution, Inc. on behalf of itself, IDEXX Laboratories, Inc., and entities controlled by or under common control with IDEXX Laboratories, Inc. and MWI Veterinary Supply Co. effective as of January 1, 2013. †

10.30	Non-Disclosure and Non-Competition Agreement dated as of September 12, 2011 by and among MWI Veterinary Supply Co. and Alden J. Sutherland.*
21.1	Subsidiaries of MWI Veterinary Supply, Inc.
23	Consent of Deloitte & Touche LLP

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.

†	Certain portions of the exhibit have been omitted pursuant to a confidential treatment request submitted to and approved by the SEC.