Form 10-Q
period 2012-12-31
MWI Veterinary Supply, Inc.
filed 2013-02-04
CIK 1323974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of January 31, 2013 was 12,793,057.

MWI VETERINARY SUPPLY, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	MWI VETERINARY SUPPLY, INC.
	CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	Dollars and shares in thousands, except per share data
	(unaudited)

	Three months ended December 31,
	2012	2011
Revenues:
Product sales	$549,487	$442,597
Product sales to related party	19,006	15,558
Commissions	4,355	3,746
Total revenues	572,848	461,901
Cost of product sales	495,919	399,387
Gross profit	76,929	62,514

Selling, general and administrative expenses	47,460	38,907
Depreciation and amortization	2,392	2,192
Operating income	27,077	21,415

Other income (expense):
Interest expense	(203)	(183)
Earnings of equity method investees	93	77
Other	204	188
Total other income (expense), net	94	82

Income before taxes	27,171	21,497
Income tax expense	(10,420)	(8,301)
Net income	$16,751	$13,196

Earnings per common share:
Basic	$1.32	$1.05
Diluted	$1.32	$1.05

Weighted average common shares outstanding:
Basic	12,665	12,581
Diluted	12,695	12,605

See Notes to Condensed Consolidated Financial Statements.

	MWI VETERINARY SUPPLY, INC.
	CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Dollars in thousands (unaudited)

	Three months ended December 31,
	2012	2011

Net income	$16,751	$13,196
Other comprehensive income (loss)
Foreign currency translation	(18)	(625)
Total comprehensive income	$16,733	$12,571

See Notes to Condensed Consolidated Financial Statements

MWI VETERINARY SUPPLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars and shares in thousands, except per share data
(unaudited)

	December 31,	September 30,
	2012	2012
Assets

Current Assets:
Cash and cash equivalents	$587	$514
Receivables, net	292,715	288,922
Inventories	272,533	251,375
Prepaid expenses and other current assets	6,892	10,094
Deferred income taxes	2,013	1,580
Total current assets	574,740	552,485

Property and equipment, net	37,180	35,784
Goodwill	69,935	61,841
Intangibles, net	43,984	38,706
Other assets, net	7,706	7,567
Total assets	$733,545	$696,383

Liabilities And Stockholders’ Equity

Current Liabilities:
Credit facilities	$52,584	$48,080
Accounts payable	266,740	258,741
Accrued expenses and other current liabilities	26,367	19,952
Current portion of capital lease obligations	264	337
Total current liabilities	345,955	327,110

Deferred income taxes	7,826	7,180

Long-term capital lease obligations	70	104

Other long-term liabilities	2,636	2,687

Commitments and contingencies (see Note 14)

Stockholders’ Equity
Common stock $0.01 par value, 40,000 authorized; 12,793 and
12,792 shares issued and outstanding, respectively	128	128
Additional paid in capital	145,690	144,667
Retained earnings	229,716	212,965
Accumulated other comprehensive income	1,524	1,542
Total stockholders’ equity	377,058	359,302
Total liabilities and stockholders’ equity	$733,545	$696,383

See Notes to Condensed Consolidated Financial Statements.

MWI VETERINARY SUPPLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands (unaudited)

	Three months ended December 31,
	2012	2011
Cash Flows From Operating Activities:
Net income	$16,751	$13,196
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,398	2,196
Amortization of debt issuance costs	10	12
Stock-based compensation	678	376
Deferred income taxes	215	460
Earnings of equity method investees	(93)	(77)
Loss on disposal of property and equipment	8	23
Excess tax benefit of exercise of common stock options	(137)	(119)
Other	12	(41)
Changes in operating assets and liabilities (net of effects of business acquisitions):
Receivables	(339)	308
Inventories	(19,213)	(37,182)
Prepaid expenses and other current assets	3,269	4,053
Accounts payable	5,591	22,800
Accrued expenses and other current liabilities	6,419	1,272
Net cash provided by operating activities	15,569	7,277

Cash Flows From Investing Activities:
Business acquisitions, net of cash acquired	(17,006)	(53,720)
Purchases of property and equipment	(3,189)	(1,823)
Proceeds from sales of property and equipment	72	-
Other investments	(26)	(444)
Net cash used in investing activities	(20,149)	(55,987)

Cash Flows From Financing Activities:
Borrowings on credit facilities	140,972	123,213
Payments on credit facilities	(136,514)	(74,498)
Proceeds from issuance of common stock	159	139
Proceeds from exercise of stock options	48	7
Excess tax benefit of exercise of common stock options	137	119
Debt issuance costs	-	(111)
Payment on capital lease obligations	(107)	(142)
Net cash provided by financing activities	4,695	48,727

Effect of Exchange Rate on Cash and Cash Equivalents	(42)	(72)

Increase/(Decrease) in Cash and Cash Equivalents	73	(55)

Cash and Cash Equivalents at Beginning of Period	514	606

Cash and Cash Equivalents at End of Period	$587	$551

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

In the opinion of our management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly, in all material respects, our results for the periods presented. These condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our 2012 Annual Report on Form 10-K filed with the SEC on November 27, 2012.  The results of operations for the three months ended months ended December 31, 2012 are not necessarily indicative of results to be expected for the entire fiscal year.

Our unaudited condensed consolidated balance sheet as of September 30, 2012 has been derived from the audited consolidated balance sheet as of that date.

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

Revenue Recognition

We sell products we source from vendors to our customers through either a “buy/sell” transaction or an agency relationship with our vendors. In a “buy/sell” transaction, we purchase or take inventory of products from the vendor. When a customer places an order with us, we pick, pack, ship and invoice the customer for the order. We recognize revenue from “buy/sell” transactions as product sales when the product is delivered to the customer. We accept product returns from our customers. We estimate returns based on historical experience and recognize these estimated returns as a reduction of product sales. Product returns have historically not been significant to our financial statements. We record revenues net of sales tax.  In an agency relationship, we generally do not purchase and take inventory of products from vendors. We receive an order from a customer, then transmit the order to the vendor, who picks, packs and ships the order to the customer. In some cases, the vendor invoices and collects payment from the customer, while in other cases we invoice and collect payment from the customer on behalf of the vendor. We receive a commission payment for soliciting the order from the customer and for providing other customer service activities. Commissions are recognized when the services upon which the commissions are based are complete. Gross billings from agency contracts were $67,661 and $68,031 for the three months ended December 31, 2012 and 2011, respectively, and generated commission revenue of $4,355 and $3,746, respectively.

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

Concentrations of Risk

Our financial instruments that are exposed to concentrations of credit risk consist primarily of our receivables. Our customers are geographically dispersed throughout the United States and United Kingdom. In the United Kingdom, we rely on a smaller number of relatively larger customers than does our business in the United States. We routinely assess the financial strength of our customers and review their credit history before extending credit. In addition, we establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

NOTE 2 — EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

There were no new accounting standards issued during the quarter ended December 31, 2012 that would have a material impact on our consolidated financial statements.

NOTE 3 — BUSINESS ACQUISITIONS

On December 31, 2012, MWI Veterinary Supply Co. (“MWI Co.”) purchased substantially all of the assets of Prescription Containers Inc. (“PCI Animal Health”) for $17,006.  The purchase price remains subject to a post-closing working capital adjustment.  PCI Animal Health was a distributor of companion animal health products to veterinary practices, primarily in the Northeastern United States.  The intangible asset acquired in the acquisition is for customer relationships and has a useful life of 10 years.  The amount recorded in goodwill is expected to be deductible for tax purposes over 15 years.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition, which may be adjusted during the allocation period as defined in Accounting Standards Codification (“ASC”) 805.  These purchase price allocations are based on a combination of valuations and analyses.

	2013	2012
Cash	$-	$1
Receivables	3,436	22,374
Inventories	1,929	27,701
Other current assets	-	105
Property and equipment	-	8,882
Goodwill	8,101	12,473
Intangibles	5,970	15,760
Investments	-	199
Total assets acquired	19,436	87,495

Accounts payable	2,430	25,026
Accrued expenses and other liabilities	-	1,591
Total liabilities assumed	2,430	26,617

Net assets acquired	$17,006	$60,878

The following table presents supplemental pro forma information as if the acquisition of Micro had occurred on October 1, 2011 for the three months ended December 31, 2011:

Unaudited Pro Forma Consolidated Results
Three months ended December 31, 2011
Revenues	$483,831
Net Income	$13,290

The unaudited pro forma consolidated results are not necessarily indicative of what our consolidated results of operations would have been had we completed the acquisition on October 1, 2011.  Additionally, the unaudited pro forma consolidated results do not purport to project the future results of operations of the combined company.

NOTE 4 — RECEIVABLES

	December 31,	September 30,
	2012	2012
Trade	$265,912	$271,199
Vendor rebates and programs	29,879	20,469
	295,791	291,668
Allowance for doubtful accounts	(3,076)	(2,746)
	$292,715	$288,922

NOTE 5 — PROPERTY AND EQUIPMENT

	December 31,	September 30,
	2012	2012
Land	$1,932	$1,952
Building and leasehold improvements	14,687	14,420
Machinery, furniture and equipment	35,715	33,075
Computer equipment	8,778	8,276
Construction in progress	1,269	1,773
	62,381	59,496
Accumulated depreciation	(25,201)	(23,712)
	$37,180	$35,784

Depreciation expense was $1,717 and $1,458 for the three months ended December 31, 2012 and 2011, respectively.

NOTE 6 — GOODWILL AND INTANGIBLES

The changes in the carrying value of goodwill are as follows:

Goodwill as of September 30, 2012	$61,841
Acquisition activity	8,101
Foreign currency adjustments	(7)
Goodwill as of December 31, 2012	$69,935

Balances of intangibles are as follows:

		December 31,	September 30,
	Useful Lives	2012	2012
Amortizing:
Customer relationships	9-20 years	$37,004	$31,045
Covenants not to compete	1-5 years	710	710
Technology	11 years	5,830	5,830
Other	2-7 years	1,084	1,084
		44,628	38,669
Accumulated amortization		(8,320)	(7,640)
		36,308	31,029
Non-Amortizing:
Trade names and patents		7,676	7,677
		$43,984	$38,706

Amortization expense was $681 and $738 for the three months ended December 31, 2012 and 2011, respectively.  Estimated future annual amortization expense related to intangible assets as of December 31, 2012 is as follows:

Amount
Remainder of 2013	$2,477
2014	3,172
2015	2,892
2016	2,789
2017	2,715
Thereafter	22,263
$36,308

The above projection of amortization expense includes preliminary estimates of intangible assets and lives associated with the acquisition of PCI Animal Health.  These amounts may be adjusted during the allocation period as defined in ASC 805.

NOTE 7 — DEBT

The following table presents the outstanding debt and capital lease obligations as of December 31, 2012 and September 30, 2012:

	December 31,	September 30,
	2012	2012
Revolving credit facility, 1.12% interest as of December 31, 2012	$37,200	$39,500
Sterling revolving credit facility, 1.55% interest as of December 31, 2012	15,384	8,580
Capital lease obligations (1)	334	441
Total debt and capital lease obligations	52,918	48,521
Less: Long-term capital lease obligations	(70)	(104)
Total debt included in current liabilities	$52,848	$48,417

(1) The capital lease obligations have varying maturity dates.

Revolving Credit Facility — On November 1, 2011, MWI Co. as borrower, entered into a Third Amendment to Credit Agreement (the “Third Amendment”) with MWI Veterinary Supply, Inc. and Memorial Pet Care, Inc., as guarantors, and Bank of America, N.A. and Wells Fargo Bank, N.A. as lenders (collectively, the “Lenders”), amending the Credit Agreement dated December 13, 2006, and as amended from time to time, by and among MWI Co., MWI Veterinary Supply, Inc., Memorial Pet Care, Inc. and the Lenders (the  “Credit Agreement”).  As discussed in Note 3 – Business Acquisitions, MWI Co.’s purchase of the assets of Micro was completed on October 31, 2011, using borrowing capacity that existed prior to the effectiveness of the Third Amendment.  The Third Amendment allows for an aggregate revolving commitment of the Lenders under the Credit Agreement of $150,000 and a maturity date of November 1, 2016.  Under the Third Amendment, the margin on variable interest rate borrowings ranges from 0.95% to 1.50%.  The commitment fee under the Third Amendment ranges from 0.15% to 0.25% depending on the funded debt to EBITDA ratio.  The variable interest rate is equal to the Daily LIBOR Floating Rate or the LIBOR 1-month, 2-month, 3-month or 6-month fixed rate (at MWI Co.’s option) plus the margin.  The Credit Agreement contains financial covenants, including a fixed charge ratio and a funded debt to EBITDA ratio.  We were in compliance with all of the covenants as of December 31, 2012 and September 30, 2012.

Sterling revolving credit facility— On November 5, 2010, Centaur Services Limited (“Centaur”) entered into a £12,500 unsecured revolving line of credit facility (the “sterling revolving credit facility”) with Wells Fargo Bank, N.A. London Branch (“Wells Fargo”).  The sterling revolving credit facility is for a three year term with interest paid at the end of the applicable 1- month, 2-month or 3-month interest period.  Interest is based on LIBOR for the applicable interest period plus an applicable margin of 1.05% to 1.90%.  The facility contains financial covenants requiring Centaur to maintain a minimum tangible net worth of £3,000.  As of December 31, 2012 and September 30, 2012, Centaur was in compliance with the covenant.

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

As of December 31, 2012 and September 30, 2012, financial instruments include cash and cash equivalents, receivables and accounts payable, and the fair values approximate book values due to their short maturities.

Our revolving credit facilities in the United States and in the United Kingdom were amended in the recent past and are based on market conditions such as LIBOR.  Because these credit facilities include interest rates based on current market conditions, we believe that the estimated fair value of our debt was materially the same as our carrying value.

NOTE 9 — COMMON STOCK AND STOCK-BASED AWARDS

We have a 2005 Stock-Based Award and Incentive Compensation Plan (the “2005 Plan”), under which we may offer shares of our common stock and grant options to purchase shares of our common stock to selected employees and non-employee directors. The purpose of the 2005 Plan is to promote our long-term financial success by attracting, retaining and rewarding eligible participants. As of December 31, 2012 and September 30, 2012, we had 866,393 and 865,917 shares, respectively, of our common stock available for issuance under the 2005 Plan. As of December 31, 2012, 19,521 options to purchase common stock were outstanding with a weighted average exercise price of $17.61 per share and expiring through September 2015.

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

We did not grant common stock options during each of the three months ended December 31, 2012 and 2011.  During the three months ended December 31, 2012 and 2011, we issued 2,850 and 3,500 shares of restricted stock under the 2005 Plan.  During the three months ended December 31, 2012 and 2011, we recognized $727 and $432 of compensation expense related to stock grants, respectively.

We also have an employee stock purchase plan (“ESPP”) that allows substantially all employees to purchase shares of our common stock at 95% of the fair market value on the date of purchase.  The purchase date is the last trading date of the purchase periods, which begin in March, June, September and December.  Employees accumulate amounts through payroll deductions during the purchase period of between 1% and 10% but no more than $20 annually.  An employee is allowed to purchase a maximum of 200 shares per purchase period.  During the three months ended December 31, 2012 and 2011, we issued 1,499 and 2,113 shares, respectively, of our common stock under the ESPP.

NOTE 10 — INCOME TAXES

Our effective tax rate for each of the three months ended December 31, 2012 and 2011 was 38.3% and 38.6%, respectively.  The decrease was primarily due to a lower international enacted tax rate in the U.K and lower estimated state taxes.

With few exceptions, we are no longer subject to income tax examination for years before 2008 in the U.S. and significant state and local jurisdictions.  We are no longer subject to income tax examination for years before 2010 in significant foreign jurisdictions.

NOTE 11 — COMPUTATION OF EARNINGS PER SHARE (In thousands, except per share data)

	Three months ended December 31,
	2012		2011
	Basic	Diluted	Basic	Diluted
Net income	$16,751	$16,751	$13,196	$13,196

Weighted average common shares outstanding	12,665	12,665	12,581	12,581
Effect of diluted securities
Stock options and restricted stock		30		24

Weighted average diluted shares outstanding		12,695		12,605
Earnings per share	$1.32	$1.32	$1.05	$1.05

Anti-dilutive shares excluded from calculation		-		-

NOTE 12 — RELATED PARTIES

MWI Co. holds a 50.0% membership interest in Feeders’ Advantage LLC (“Feeders’ Advantage”).  MWI Co. charged Feeders’ Advantage for certain operating and administrative services in the amounts of $296 and $263 for the three months ended December 31, 2012 and 2011, respectively. Sales of products to Feeders’ Advantage were $19,006 and $15,558, which represented 3% of total product sales for each of the three months ended December 31, 2012 and 2011.

MWI Co. allows Feeders’ Advantage to use its cash management system to finance its day-to-day operations. At any given time, the outstanding position used in the cash management system may be a receivable or payable depending on the cash activity.  A receivable balance bears interest at the prime rate. The interest due on the outstanding receivable is calculated and charged to Feeders’ Advantage on the last day of each month. Conversely, to the extent MWI Co. has a payable balance due to Feeders’ Advantage, the payable balance accrues interest in favor of Feeders’ Advantage at the average federal funds rates in effect for that month.  MWI Co. had a payable balance to Feeders’ Advantage of $1,354 as of December 31, 2012 and a receivable balance from Feeders’ Advantage of $62 as of September 30, 2012.

NOTE 13 — STATEMENTS OF CASH FLOWS – SUPPLEMENTAL AND NON-CASH DISCLOSURES

	Three months ended December 31,
	2012	2011
Supplemental Disclosures
Cash paid for interest	$173	$142
Cash paid for income taxes	697	822
Non-cash Activities
Issuance of restricted common stock for asset acquisition	-	7,158
Capital lease asset additions and related obligations	-	140
Equipment acquisitions financed with accounts payable	203	235

NOTE 14 — COMMITMENTS AND CONTINGENCIES

We are a party to legal proceedings arising out of the ordinary course of our business.  In the legal action involving Viyo International NV (“VIYO”) discussed in our 10-K filed with the SEC on November 27, 2012 (the “Form 10-K”), we reserved $975 during the quarter ended December 31, 2012 as an estimate of the probable loss based on our ongoing settlement discussions with VIYO.  In the matter regarding the lawsuit with Harold and Darroll Wotton also discussed in the Form 10-K, we continue to believe that the likelihood of MWI incurring material losses in connection with this matter is remote, and therefore have not accrued any amount related to this matter.  We believe that any other pending matter will also not have a material adverse effect on our financial condition or results of operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MWI Veterinary Supply, Inc.
Boise, Idaho

We have reviewed the accompanying condensed consolidated balance sheet of MWI Veterinary Supply, Inc. and subsidiaries (the "Corporation") as of December 31, 2012, and the related condensed consolidated statements of income, comprehensive income, and of cash flows for the three-month periods ended December 31, 2012 and 2011. These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of MWI Veterinary Supply, Inc. and subsidiaries as of September 30, 2012, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated November 27, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2012 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP
Boise, Idaho
February 4, 2013

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

All dollar amounts are presented in thousands, except for per share amounts.

Overview

We are a leading distributor of animal health products to veterinarians in the United States and the United Kingdom. We sell our products to veterinarians in both the companion and production animal markets. Our growth has primarily been from internal growth initiatives and, to a lesser extent, selective acquisitions.  On December 31, 2012, we acquired substantially all of the assets of Prescription Containers Inc, which was a distributor of companion animal health products primarily in the Northeastern United States.  On October 31, 2011, we acquired substantially all of the assets of Micro Beef Technologies, Ltd. (“Micro”), which is a value-added distributor to the production animal market, including the distribution of micro feed ingredients, pharmaceuticals, vaccines, parasiticides, supplies, and other animal health products.  Micro is also a leading innovator of proprietary, computerized management systems for the production animal market.

As a result of the acquisition of Micro, we estimate that in the United States approximately 57% of our total revenues have been generated from sales to the companion animal market and 43% from sales to the production animal market during fiscal year 2012.  Including the gross billings from agency commissions which are excluded from our total revenues in order to comply with generally accepted accounting principles, we estimate that in the United States approximately 63% of our total revenues have been generated from sales to the companion animal market and 37% from sales to the production animal market during fiscal year 2012.  We estimate that approximately two-thirds of our total revenues have been generated from sales to the companion animal market and one-third from sales to the production animal market in the United Kingdom during fiscal year 2012. The state of the overall economy in both the United States and United Kingdom and consumer spending have impacted both the companion animal and production animal markets, with tightening credit markets, volatile commodity prices in milk, grain, corn and feeder cattle, and changes in weather patterns (e.g. droughts or seasons of higher precipitation) also affecting demand in the production animal market.  Both the companion animal and production animal markets have been integral to our financial results and we intend to continue supporting both markets.

Industry

We believe that the companion animal market in both the United States and United Kingdom has slowed as a result of a decrease in consumer spending but showed signs of a recovery in 2012.  Historically, growth in the companion animal market has been due to the increasing number of households with companion animals, increased expenditures on animal health and preventative care, an aging pet population, advancements in pharmaceuticals and diagnostic testing and extensive marketing programs sponsored by companion animal nutrition and pharmaceutical companies. While the average order size for companion animal health products is often smaller than production animal health products, companion animal health products typically have higher margins. We intend to continue to penetrate this market through internal growth initiatives and selective acquisitions.  We believe that some of our customers in this market have experienced liquidity issues as a result of the tightening credit markets.

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

We generally extend some level of credit to our customers without requiring collateral, which exposes us to credit risk.  If customers’ cash flow or operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain other sources of credit, they may not be able to pay or may delay payment to us, or in some cases may return products to us. In the United Kingdom, we rely on a smaller number of relatively larger customers than does our business in the United States.  These customers in the aggregate account for 18.1% of our consolidated accounts receivable balance as of December 31, 2012 and one significant customer accounts for 7.6% of our consolidated accounts receivable balance as of December 31, 2012.  We continually assess our customers’ ability to pay us and adjust our allowance for doubtful accounts, as necessary.

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

Vendor Consolidation

In the United States, our top ten vendors supplied products that accounted for approximately 73% and 72% of our revenues for the three months ended December 31, 2012 and 2011, respectively, and 71% of our revenues for the fiscal year ended September 30, 2012.  Pfizer supplied products that accounted for approximately 21% and 24% of our revenues during the three months ended December 31, 2012 and 2011, respectively, and 20% of our revenues for our fiscal year ended September 30, 2012.  Of the Pfizer supplied products, production animal products under a livestock agreement accounted for approximately 12% and 14% of our revenues for the three months ended December 31, 2012 and 2011, respectively, and approximately 11% of our revenues for our fiscal year ended September 30, 2012.  Merck supplied products that accounted for approximately 15% and 14% of our revenues during the three months ended December 31, 2012 and 2011, respectively, and 15% of our revenues for our fiscal year ended September 30, 2012.  Merial, a subsidiary of Sanofi-Aventis, supplies the majority of their products to us under an agency relationship.  Commission revenue generated from Merial products accounted for approximately 53% and 33% of total commission revenues during the three months ended December 31, 2012 and 2011, respectively, and 52% of total commission revenues for our fiscal year ended September 30, 2012.

For more information on our business, see our Annual Report on Form 10-K filed with the SEC on November 27, 2012.

Results of Operations

The following table summarizes our results of operations for the three months ended December 31, 2012 and 2011, in dollars and as a percentage of total revenues.

	Three months ended December 31,
	2012	%	2011	%
Revenues:
Product sales	$549,487	95.9%	$442,597	95.8%
Product sales to related party	19,006	3.3%	15,558	3.4%
Commissions	4,355	0.8%	3,746	0.8%
Total revenues	572,848	100.0%	461,901	100.0%

Cost of product sales	495,919	86.6%	399,387	86.5%
Gross profit	76,929	13.4%	62,514	13.5%

Selling, general and administrative expenses	47,460	8.3%	38,907	8.4%
Depreciation and amortization	2,392	0.4%	2,192	0.5%
Operating income	27,077	4.7%	21,415	4.6%

Other income (expense):
Interest expense	(203)	-%	(183)	-%
Earnings of equity method investees	93	-%	77	-%
Other	204	-%	188	-%
Total other income (expense), net	94	-%	82	-%

Income before taxes	27,171	4.7%	21,497	4.6%
Income tax expense	(10,420)	(1.8)%	(8,301)	(1.8)%
Net income	$16,751	2.9%	$13,196	2.8%

Earnings per common share:
Basic	$1.32		$1.05
Diluted	$1.32		$1.05

Weighted average common shares outstanding (in thousands):
Basic	12,665		12,581
Diluted	12,695		12,605

Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2011

Total Revenues.  Total revenues increased 24.0% to $572,848 for the three months ended December 31, 2012, from $461,901 for the three months ended December 31, 2011.  Excluding the acquisition of the assets of Micro, organic revenue growth in the United States was 16.6% for the quarter ended December 31, 2012, compared to the same period in the prior fiscal year.  Revenues from the acquisition of Micro, which was acquired on October 31, 2011, were $28,686 during the month of October 2012.  Revenue growth in the United Kingdom was 24.2% for the quarter ended December 31, 2012, compared to the same period in the prior fiscal year, consisting of 21.7% organic growth and an increase of 2.5% related to foreign currency exchange. Excluding the additional revenues from Micro, revenues in the United States attributable to existing customers represented approximately 60% of the growth in revenues and revenues attributable to new customers represented approximately 40% of the growth in revenues during the three months ended December 31, 2012.  For the purpose of calculating growth rates of new and existing customer revenue, we have defined a new customer as a customer that did not purchase product from us in the corresponding fiscal quarter of the prior year, with the remaining customer base being considered existing customers.  Revenues from new customers for each fiscal quarter are summed to arrive at the estimated year-to-date revenue for new customers.

Product sales to related party increased by 22.2% to $19,006 for the three months ended December 31, 2012, from $15,558 for the three months ended December 31, 2011 due to higher placements of lighter weight cattle into feedlots.  Commissions increased 16.3% to $4,355 for the three months ended December 31, 2012, from $3,746 for the three months ended December 31, 2011. Commissions increased primarily due to an incentive received during the quarter ended December 31, 2012 that was not earned during the quarter ended December 31, 2011, partially offset by a decrease in gross billings from agency contracts due to a manufacturer’s products not being available.

Gross Profit.  Gross profit increased by 23.1% to $76,929 for the three months ended December 31, 2012, from $62,514 for the three months ended December 31, 2011.  The change in gross profit is primarily a result of increased total revenues as discussed above.  Gross profit as a percentage of total revenues was 13.4% and 13.5% for the three months ended December 31, 2012 and 2011, respectively.  This decrease was due to a lower product margin, partially offset by an improvement in freight as a percentage of total revenues.  Vendor rebates for the three months ended December 31, 2012 increased by approximately $2,910 compared to the three months ended December 31, 2011 primarily due to the growth in revenues and timing of manufacturer programs.

Selling, General and Administrative (“SG&A”).  SG&A expenses increased 22.0% to $47,460 for the three months ended December 31, 2012, from $38,907 for the three months ended December 31, 2011.  The increase in SG&A expenses was primarily due to an increase in compensation and benefit costs and Micro expenses for the month of October 2012, as well as the reserve of $975 for the VIYO legal matter as described in Note 14 of the condensed consolidated financial statements.  SG&A expenses as a percentage of total revenues were 8.3% for the three months ended December 31, 2012, compared to 8.4% for the three months ended December 31, 2011.

Depreciation and Amortization. Depreciation and amortization increased 9.1% to $2,392 for the three months ended December 31, 2012, from $2,192 for the three months ended December 31, 2011.  The increase was primarily due to depreciation and amortization for assets acquired from Micro.

Income Tax Expense. Our effective tax rate for each of the three months ended December 31, 2012 and 2011 was 38.3% and 38.6%, respectively.  The decrease was primarily due to a lower international enacted tax rate in the U.K and lower estimated state taxes.

Critical Accounting Policies

The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  The accompanying condensed consolidated financial statements are prepared using the same critical accounting policies discussed in our Annual Report on Form 10-K filed with the SEC on November 27, 2012.

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

We generally extend some level of credit to our customers without requiring collateral, which exposes us to credit risk. If customers’ cash flow or operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain other sources of credit, they may not be able to pay or may delay payment to us, or in some cases may return products to us. Any inability of current and/or potential customers to pay us for our products and/or services due to their deteriorating financial condition or otherwise may adversely affect our results of operations and financial condition. Volatility in commodity prices, such as milk, corn, grain and feeder cattle, and deteriorating economic conditions can have a significant impact on the financial results of our customers. In the United Kingdom, we rely on a smaller number of relatively larger customers than does our business in the United States.  These customers in the aggregate account for 18.1% of our consolidated accounts receivable balance as of December 31, 2012 and one significant customer accounts for 7.6% of our consolidated accounts receivable balance as of December 31, 2012.   We continually assess our customers’ ability to pay us and adjust our allowance for doubtful accounts, as necessary.

Capital Resources.  On November 1, 2011, MWI Co. as borrower, entered into a Third Amendment to Credit Agreement (the “Third Amendment”, or “revolving credit facility”) with MWI Veterinary Supply, Inc. and Memorial Pet Care, Inc., as guarantors, and Bank of America, N.A. and Wells Fargo Bank, N.A. as lenders (collectively, the “Lenders”), amending the Credit Agreement dated December 13, 2006, and as amended from time to time, by and among MWI Co., MWI Veterinary Supply, Inc., Memorial Pet Care, Inc. and the Lenders (the  “Credit Agreement”).  The Third Amendment allows for an aggregate revolving commitment of the Lenders under the Credit Agreement of $150,000 and a maturity date of November 1, 2016.  Under the Third Amendment, the margin on variable interest rate borrowings ranges from 0.95% to 1.50%.  The commitment fee under the Third Amendment ranges from 0.15% to 0.25% depending on the funded debt to EBITDA ratio.  The variable interest rate is equal to the Daily LIBOR Floating Rate or the LIBOR 1-month, 2-month, 3-month or 6-month fixed rate (at MWI Co.’s option) plus the margin.  The facility contains financial covenants, including a fixed charge ratio and a funded debt to EBITDA calculation.  We were in compliance with all of the covenants as of December 31, 2012 and September 30, 2012.  Our outstanding balance on the revolving credit facility at December 31, 2012 was $37,200, and the interest rate was 1.12% as of December 31, 2012.

On November 5, 2010, Centaur entered into a £12,500 unsecured revolving line of credit facility (the “sterling revolving credit facility”) with Wells Fargo Bank, N.A. London Branch (“Wells Fargo”).  The sterling revolving credit facility is for a three year term with interest paid at the end of the applicable 1-month, 2-month or 3-month interest period.  Interest is based on LIBOR for the applicable interest period plus an applicable margin of 1.05% to 1.90%.  The facility contains financial covenants requiring Centaur to maintain a minimum tangible net worth of £3,000.  As of December 31, 2012 and September 30, 2012, Centaur was in compliance with the covenant. Our outstanding balance on the sterling revolving credit facility at December 31, 2012 was £9,524, or $15,384 using the exchange rate on December 31, 2012.  The interest rate for the sterling revolving credit facility was 1.55% as of December 31, 2012.

Operating Activities.  For the three months ended December 31, 2012, cash provided by operations was $15,569 and was primarily attributable to net income of $16,751 partially offset by changes in working capital.

For the three months ended December 31, 2011, cash provided by operations was $7,277 and was primarily attributable to net income of $13,196 offset by changes in working capital.  Inventory increased $37,182 and accounts payable increased $22,800 as we purchased inventory ahead of vendor price increases and to accommodate growth in revenue.

Investing Activities.  For the three months ended December 31, 2012, net cash used in investing activities was $20,149.  We paid $17,006 in cash for the acquisition of substantially all of the assets of PCI Animal Health. Additionally, we paid for capital expenditures of $3,189 which primarily related to equipment purchased for our move into a new distribution center in Shakopee, Minnesota and technology and equipment purchases.

For the three months ended December 31, 2011, net cash used in investing activities was $55,987.  We paid $53,720 in cash for the acquisition of the assets of Micro. Additionally, we paid for capital expenditures of $1,823 which primarily related to equipment purchased for our move into a new distribution center in Harrisburg, Pennsylvania and information technology purchases.

Financing Activities.  For the three months ended December 31, 2012, net cash provided by financing activities was $4,695, which was primarily due to net borrowings of $4,458 on our credit facilities.  Our revolving credit facilities are used to fund strategic acquisitions, capital expenditures and meet our working capital requirements.

For the three months ended December 31, 2011, net cash provided by financing activities was $48,727, which was primarily due to net borrowings of $48,715 on our credit facilities.

Contractual Obligations and Guarantees

For information on our contractual obligations and guarantees, see our Annual Report on Form 10-K filed on November 27, 2012 with the SEC.

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

We are exposed to foreign currency risk due to our U.K. subsidiary Centaur.  A hypothetical 10% change in the value of the U.S. dollar in relation to the British Pound, which is the Company’s most significant foreign currency exposure, would have changed net sales for the three months ended December 31, 2012 by approximately $8,600. This amount is not indicative of the hypothetical net earnings impact due to the partially offsetting impact of the currency exchange movements on cost of sales and operating expenses.

The interest payable on our revolving credit facilities is based on variable interest rates and is affected by changes in market interest rates. The outstanding balance on the revolving credit facility in the United States as of December 31, 2012 was $37,200.  The outstanding balance on the revolving credit facility in the United Kingdom as of December 31, 2012 was $15,384.  If there had been a combined balance on the revolving credit facility of $170,000, which is the approximate maximum available amount on the facilities based on the foreign currency rates as of  December 31, 2012, a change of 10% from the interest rates as of December 31, 2012 would have changed interest by $49 for the three months ended December 31, 2012.

Item 4.  Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of December 31, 2012.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Forward-looking statements are only predictions and are not guarantees of our performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results that differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

•	the impact of vendor consolidation on our business;

•	changes in or availability of vendor contracts or rebate programs;

•	exclusivity requirements with certain vendors that may prohibit us from distributing competing products manufactured by other vendors or margin reductions if we become a non-exclusive distributor;

•	transitional challenges associated with acquisitions, including the failure to achieve anticipated synergies;

•	vendor rebates based upon attaining certain growth goals;

•	changes in the way vendors introduce/deliver products to market;

•	a disruption caused by adverse weather (i.e. drought) or other natural conditions or disasters;

•	possible changes in the use of feed additives (antibiotics, growth promotants) used in the production animal markets due to trade restrictions, consumer concern and/or government regulations;

•	any inability of our customers to pay us for our products and services due to their deteriorating financial condition or otherwise;

•	seasonality;

•	unforeseen litigation;

•	risks associated with our international operations;

•	financial risks associated with acquisitions and investments;

•	the impact of general economic trends on our business;

•	the recall of a significant product by one of our vendors;

•	extended shortage or backorder of a significant product by one of our vendors;

•	the timing and effectiveness of marketing programs or price changes offered by our vendors;

•	the timing of the introduction of new products and services by our vendors;

•	our intellectual property rights may be inadequate to protect our business;

•	the ability to borrow on our revolving credit facility, extend the terms of our revolving credit facility or obtain alternative financing on favorable terms or at all;

•	risks from potential increases in variable interest rates;

•	inability to ship products to the customer as a result of technological or shipping disruptions; and

•	competition.

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

Item 1.  Legal Proceedings

We are a party to legal proceedings arising out of the ordinary course of our business.  In the legal action involving Viyo International NV (“VIYO”) discussed in our 10-K filed with the SEC on November 27, 2012 (the “Form 10-K”), we reserved $975 during the quarter ended December 31, 2012 as an estimate of the probable loss based on our ongoing settlement discussions with VIYO.  In the matter regarding the lawsuit with Harold and Darroll Wotton also discussed in the Form 10-K, we continue to believe that the likelihood of MWI incurring material losses in connection with this matter is remote, and therefore have not accrued any amount related to this matter.  We believe that any other pending matter will also not have a material adverse effect on our financial condition or results of operations.

Item 1A.  Risk Factors

Other than with respect to the risk factor set forth below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

Our business in the United Kingdom relies on a smaller number of relatively large customers than our business in the United States, and any default in payment by one or more of these significant customers there could adversely impact our results of operations and financial condition.

Our wholly owned subsidiary, Centaur Services Ltd., a distributor of animal health products to veterinarians in the United Kingdom, relies on a smaller number of relatively large customers than does our business in the United States.  Centaur’s customers in the aggregate account for 18.1% of our consolidated accounts receivable balance as of December 31, 2012 and one significant customer of Centaur in particular accounts for 7.6% of our consolidated accounts receivable balance as of December 31, 2012.   Like all of our customers, we continually assess these customers ability to pay us and adjust our allowance for doubtful accounts as necessary.  However if any of the significant customers of Centaur were to become insolvent or otherwise are unable or unwilling to make timely payments to us for any reason, our business in the United Kingdom will be harmed, and our results of operations and financial condition will be adversely affected.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The table below provides information concerning our repurchase of shares of our common stock during the three months ended December 31, 2012.

Issuer Purchases of Equity Securities

				Total Number of	Maximum Number (or
	Total			Shares Purchased	Approximate Dollar
	Number		Average	as Part of Publicly	Value) of Shares that May
	of Shares		Price Paid	Announced Plans	Yet Be Purchased Under
Period	Purchased		per Share	or Programs	the Plans or Programs
October 1 to October 31, 2012	267	(1)	$107.88	—	—
November 1 to November 30, 2012	182	(1)	107.77	—	—
December 1 to December 31, 2012	16	(1)	112.37	—	—
Total	465		$107.99	—	—

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

MWI Veterinary Supply, Inc.
(Registrant)

Date: February 4, 2013	/s/ Mary Patricia B. Thompson
Mary Patricia B. Thompson
Senior Vice President of Finance and Administration, Chief Financial Officer