Form 10-Q
period 2013-03-31
MWI Veterinary Supply, Inc.
filed 2013-05-02
CIK 1323974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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
[Missing Graphic Reference]
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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of April 26, 2013 was 12,800,821.

MWI VETERINARY SUPPLY, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	MWI VETERINARY SUPPLY, INC.
	CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	Dollars and shares in thousands, except per share data
	(unaudited)

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
Revenues:
Product sales	$541,205	$488,187	$1,090,692	$930,784
Product sales to related party	16,799	14,585	35,805	30,143
Commissions	5,110	4,398	9,465	8,144
Total revenues	563,114	507,170	1,135,962	969,071
Cost of product sales	488,435	440,552	984,354	839,939
Gross profit	74,679	66,618	151,608	129,132

Selling, general and administrative expenses	47,928	42,933	95,388	81,840
Depreciation and amortization	2,513	2,274	4,905	4,466
Operating income	24,238	21,411	51,315	42,826

Other income (expense):
Interest expense	(223)	(252)	(426)	(435)
Earnings of equity method investees	85	79	178	156
Other	209	186	413	374
Total other income (expense), net	71	13	165	95

Income before taxes	24,309	21,424	51,480	42,921
Income tax expense	(9,209)	(8,246)	(19,629)	(16,547)
Net income	$15,100	$13,178	$31,851	$26,374

Earnings per common share:
Basic	$1.19	$1.04	$2.51	$2.09
Diluted	$1.19	$1.04	$2.51	$2.09

Weighted average common shares outstanding:
Basic	12,674	12,619	12,669	12,600
Diluted	12,709	12,648	12,702	12,626

See Notes to Condensed Consolidated Financial Statements.

	MWI VETERINARY SUPPLY, INC.
	CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Dollars in thousands (unaudited)

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012

Net income	$15,100	$13,178	$31,851	$26,374
Other comprehensive income (loss)
Foreign currency translation	(3,498)	1,802	(3,516)	1,177
Total comprehensive income	$11,602	$14,980	$28,335	$27,551

See Notes to Condensed Consolidated Financial Statements

MWI VETERINARY SUPPLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars and shares in thousands, except per share data
(unaudited)

	March 31,	September 30,
	2013	2012
Assets

Current Assets:
Cash and cash equivalents	$452	$514
Receivables, net	303,555	288,922
Inventories	268,678	251,375
Prepaid expenses and other current assets	6,828	10,094
Deferred income taxes	2,586	1,580
Total current assets	582,099	552,485

Property and equipment, net	37,348	35,784
Goodwill	70,474	61,841
Intangibles, net	41,185	38,706
Other assets, net	7,837	7,567
Total assets	$738,943	$696,383

Liabilities And Stockholders’ Equity

Current Liabilities:
Credit facilities	$63,954	$48,080
Accounts payable	256,035	258,741
Accrued expenses and other current liabilities	18,048	19,952
Current portion of capital lease obligations	196	337
Total current liabilities	338,233	327,110

Deferred income taxes	7,932	7,180

Long-term capital lease obligations	39	104

Other long-term liabilities	2,308	2,687

Commitments and contingencies (see Note 14)

Stockholders’ Equity
Common stock $0.01 par value, 40,000 authorized; 12,801 and
12,792 shares issued and outstanding, respectively	128	128
Additional paid in capital	147,461	144,667
Retained earnings	244,816	212,965
Accumulated other comprehensive income	(1,974)	1,542
Total stockholders’ equity	390,431	359,302
Total liabilities and stockholders’ equity	$738,943	$696,383

See Notes to Condensed Consolidated Financial Statements.

MWI VETERINARY SUPPLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands (unaudited)

	Six months ended March 31,
	2013	2012
Cash Flows From Operating Activities:
Net income	$31,851	$26,374
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,916	4,475
Amortization of debt issuance costs	19	22
Stock-based compensation	2,087	772
Deferred income taxes	(83)	155
Earnings of equity method investees	(178)	(156)
Loss on disposal of property and equipment	55	31
Excess tax benefit of exercise of common stock options	(267)	(359)
Other	(167)	(40)
Changes in operating assets and liabilities (net of effects of business acquisitions):
Receivables	(14,196)	(28,321)
Inventories	(17,021)	(40,073)
Prepaid expenses and other current assets	3,159	3,479
Accounts payable	(2,952)	26,622
Accrued expenses and other current liabilities	(1,452)	2,656
Net cash provided by (used in) operating activities	5,771	(4,363)

Cash Flows From Investing Activities:
Business acquisitions, net of cash acquired	(17,006)	(53,720)
Purchases of property and equipment	(5,316)	(3,282)
Proceeds from sales of property and equipment	72	96
Other investments	(235)	(498)
Net cash used in investing activities	(22,485)	(57,404)

Cash Flows From Financing Activities:
Borrowings on credit facilities	357,280	255,980
Payments on credit facilities	(340,860)	(194,562)
Proceeds from issuance of common stock	309	254
Proceeds from exercise of stock options	94	91
Excess tax benefit of exercise of common stock options	267	359
Debt issuance costs	-	(111)
Payment on capital lease obligations	(187)	(390)
Net cash provided by financing activities	16,903	61,621

Effect of Exchange Rate on Cash and Cash Equivalents	(251)	52

Decrease in Cash and Cash Equivalents	(62)	(94)

Cash and Cash Equivalents at Beginning of Period	514	606

Cash and Cash Equivalents at End of Period	$452	$512

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

In the opinion of our management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly, in all material respects, our results for the periods presented. These condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our 2012 Annual Report on Form 10-K filed with the SEC on November 27, 2012.  The results of operations for the three and six months ended March 31, 2013 are not necessarily indicative of results to be expected for the entire fiscal year.

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

Revenue Recognition

We sell products we source from vendors to our customers through either a “buy/sell” transaction or an agency relationship with our vendors. In a “buy/sell” transaction, we purchase or take inventory of products from the vendor. When a customer places an order with us, we pick, pack, ship and invoice the customer for the order. We recognize revenue from “buy/sell” transactions as product sales when the product is delivered to the customer. We accept product returns from our customers. We estimate returns based on historical experience and recognize these estimated returns as a reduction of product sales. Product returns have historically not been significant to our financial statements. We record revenues net of sales tax.  In an agency relationship, we generally do not purchase and take inventory of products from vendors. We receive an order from a customer, then transmit the order to the vendor, who picks, packs and ships the order to the customer. In some cases, the vendor invoices and collects payment from the customer, while in other cases we invoice and collect payment from the customer on behalf of the vendor. We receive a commission payment for soliciting the order from the customer and for providing other customer service activities. Commissions are recognized when the services upon which the commissions are based are complete. Gross billings from agency contracts were $93,649 and $87,962 for the three months ended March 31, 2013 and 2012, respectively, and generated commission revenue of $5,110 and $4,398, respectively.  Gross billings from agency contracts were $161,311 and $155,993 for the six months ended March 31, 2013 and 2012, respectively, and generated commission revenue of $9,465 and $8,144, respectively.

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

NOTE 2 — EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which includes bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending arrangements that are either offset on the balance sheet or subject to an enforceable master netting arrangement or similar agreement.  This guidance is effective for our fiscal year beginning October 1, 2013.  We do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

In February 2013, the FASB issued ASU No 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which provides additional disclosure requirements for items reclassified out of AOCI.  This guidance is effective for our fiscal year beginning October 1, 2013.  We do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment Upon Derecognition of Certain Subsidiaries or Groups of Assets Within a Foreign Entity or of an Investment in a Foreign Entity, which requires the entity to release the cumulative translation adjustment related to a foreign investment when the sale or transfer of the investment represents the substantially complete liquidation of the investment, upon loss of control in the investment, or upon a step up acquisition in the investment.  This guidance is effective for our fiscal year beginning October 1, 2014.  We do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

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

The fair values assigned to the tangible and intangible assets acquired and liabilities assumed are based on management's estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. We adjusted those valuations during the three months ended March 31, 2013 as a result of further review of these estimates and assumptions. The fair value assigned to the purchased intangible related to customer relationships decreased by $1,190 with a corresponding adjustment to the carrying value of goodwill. The related impact on amortization recognized from that date is insignificant to the consolidated statements of income.  Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized.

On October 31, 2011, MWI Co. purchased substantially all of the assets of Micro Beef Technologies, Ltd. (“Micro”) for an aggregate amount of $60,878, consisting of $53,400 in cash and 94,359 shares of common stock valued at $7,158, which is the fair value of the common stock as of the date of acquisition and a working capital adjustment of $320. The $53,400 paid in cash as consideration at closing was funded with borrowings under our Credit Agreement (as defined in Note 7) as then in effect. Micro is a value-added distributor to the production animal market, including the distribution of micro feed ingredients, pharmaceuticals, vaccines, parasiticides, supplies and other animal health products. Micro also is a leading innovator of proprietary, computerized management systems for the production animal market. The intangible assets acquired in the acquisition include technology, customer relationships, trade name and covenant not to compete. The useful life of the amortizing intangible assets ranges from 5 years to 17 years. Trade name is a non-amortizing intangible asset. The amount recorded in goodwill is deductible for tax purposes over 15 years.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition, which may be adjusted during the allocation period as defined in Accounting Standards Codification (“ASC”) 805.  These purchase price allocations are based on a combination of valuations and analyses.

	2013	2012
Cash	$-	$1
Receivables	3,548	22,374
Inventories	1,911	27,701
Other current assets	-	105
Property and equipment	-	8,882
Goodwill	9,225	12,473
Intangibles	4,780	15,760
Investments	-	199
Total assets acquired	19,464	87,495

Accounts payable	2,458	25,026
Accrued expenses and other liabilities	-	1,591
Total liabilities assumed	2,458	26,617

Net assets acquired	$17,006	$60,878

The following table presents supplemental pro forma information as if the acquisition of Micro had occurred on October 1, 2011 for the six months ended March 31, 2012:

Unaudited Pro Forma Consolidated Results
Six months ended March 31, 2012
Revenues	$991,001
Net Income	$26,468

The unaudited pro forma consolidated results are not necessarily indicative of what our consolidated results of operations would have been had we completed the acquisition on October 1, 2011.  Additionally, the unaudited pro forma consolidated results do not purport to project the future results of operations of the combined company.

NOTE 4 — RECEIVABLES

	March 31,	September 30,
	2013	2012
Trade	$279,057	$271,199
Vendor rebates and programs	27,128	20,469
	306,185	291,668
Allowance for doubtful accounts	(2,630)	(2,746)
	$303,555	$288,922

NOTE 5 — PROPERTY AND EQUIPMENT

	March 31,	September 30,
	2013	2012
Land	$1,906	$1,952
Building and leasehold improvements	14,592	14,420
Machinery, furniture and equipment	36,095	33,075
Computer equipment	8,742	8,276
Construction in progress	2,269	1,773
	63,604	59,496
Accumulated depreciation	(26,256)	(23,712)
	$37,348	$35,784

Depreciation expense was $1,732 and $1,582 for the three months ended March 31, 2013 and 2012, respectively.  Depreciation expense was $3,449 and $3,040 for the six months ended March 31, 2013 and 2012, respectively.

NOTE 6 — GOODWILL AND INTANGIBLES

The changes in the carrying value of goodwill are as follows:

Goodwill as of September 30, 2012	$61,841
Acquisition activity	9,225
Foreign currency adjustments	(592)
Goodwill as of March 31, 2013	$70,474

Balances of intangibles are as follows:

		March 31,	September 30,
	Useful Lives	2013	2012
Amortizing:
Customer relationships	9-20 years	$34,841	$31,045
Covenants not to compete	1-5 years	450	710
Technology	11 years	5,830	5,830
Other	2-7 years	1,090	1,084
		42,211	38,669
Accumulated amortization		(8,616)	(7,640)
		33,595	31,029
Non-Amortizing:
Trade names and patents		7,590	7,677
		$41,185	$38,706

Amortization expense was $786 and $697 for the three months ended March 31, 2013 and 2012, respectively.  Amortization expense was $1,467 and $1,435 for the six months ended March 31, 2013 and 2012, respectively.  Estimated future annual amortization expense related to intangible assets as of March 31, 2013 is as follows:

Amount
Remainder of 2013	$1,586
2014	3,043
2015	2,741
2016	2,619
2017	2,547
Thereafter	21,059
$33,595

The above projection of amortization expense includes preliminary estimates of intangible assets and lives associated with the acquisition of PCI Animal Health.  These amounts may be adjusted during the allocation period as defined in ASC 805.

NOTE 7 — DEBT

The following table presents the outstanding debt and capital lease obligations as of March 31, 2013 and September 30, 2012:

	March 31,	September 30,
	2013	2012
Revolving credit facility, 1.11% interest as of March 31, 2013	$50,100	$39,500
Sterling revolving credit facility, 1.45% interest as of March 31, 2013	13,854	8,580
Capital lease obligations (1)	235	441
Total debt and capital lease obligations	64,189	48,521
Less: Long-term capital lease obligations	(39)	(104)
Total debt included in current liabilities	$64,150	$48,417

(1) The capital lease obligations have varying maturity dates.

Revolving Credit Facility — On November 1, 2011, MWI Co. as borrower, entered into a Third Amendment to Credit Agreement (the “Third Amendment”) with MWI Veterinary Supply, Inc. and Memorial Pet Care, Inc., as guarantors, and Bank of America, N.A. and Wells Fargo Bank, N.A. as lenders (collectively, the “Lenders”), amending the Credit Agreement dated December 13, 2006, and as amended from time to time, by and among MWI Co., MWI Veterinary Supply, Inc., Memorial Pet Care, Inc. and the Lenders (the  “Credit Agreement”).  As discussed in Note 3 – Business Acquisitions, MWI Co.’s purchase of the assets of Micro was completed on October 31, 2011, using borrowing capacity that existed prior to the effectiveness of the Third Amendment.  The Third Amendment allows for an aggregate revolving commitment of the Lenders under the Credit Agreement of $150,000 and a maturity date of November 1, 2016.  Under the Third Amendment, the margin on variable interest rate borrowings ranges from 0.95% to 1.50%.  The commitment fee under the Third Amendment ranges from 0.15% to 0.25% depending on the funded debt to EBITDA ratio.  The variable interest rate is equal to the Daily LIBOR Floating Rate or the LIBOR 1-month, 2-month, 3-month or 6-month fixed rate (at MWI Co.’s option) plus the margin.  The Credit Agreement contains financial covenants, including a fixed charge ratio and a funded debt to EBITDA ratio.  We were in compliance with all of the covenants under the revolving credit facility as of March 31, 2013 and September 30, 2012.

Sterling revolving credit facility— On March 15, 2013, Centaur Services Limited (“Centaur”) entered into a First Amendment (the “Amendment”) to the unsecured revolving line of credit facility (the “sterling revolving credit facility”) dated November 5, 2010 with Wells Fargo Bank, N.A. London Branch (“Wells Fargo”). The Amendment increases the maximum loan amount of the Sterling Revolving Credit Facility to £20,000, an increase of £7,500, and extends the term of the facility to November 1, 2016. Interest is based on LIBOR for the applicable interest period plus an applicable margin of .95% to 1.50% and the commitment fee ranges from .15% to .25%, depending on our funded debt to EBITDA ratio. The facility contains financial covenants requiring Centaur to maintain a minimum tangible net worth of £5,000.  As of March 31, 2013 and September 30, 2012, Centaur was in compliance with this covenant.

Also on March 15, 2013, Centaur also entered into an uncommitted overdraft facility (the “Overdraft Facility”) with Wells Fargo.  The Overdraft Facility allows Centaur to borrow an additional £10,000 to fund short term normal trading cycle fluctuations.  The Overdraft Facility will expire on November 1, 2016.  Interest on the borrowing under the Overdraft Facility is the same as the terms under the Amendment.

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

As of March 31, 2013 and September 30, 2012, financial instruments include cash and cash equivalents, receivables and accounts payable, and the fair values approximate book values due to their short maturities.

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

NOTE 9 — COMMON STOCK AND STOCK-BASED AWARDS

We have a 2005 Stock-Based Award and Incentive Compensation Plan (the “2005 Plan”), under which we may offer shares of our common stock and grant options to purchase shares of our common stock to selected employees and non-employee directors. The purpose of the 2005 Plan is to promote our long-term financial success by attracting, retaining and rewarding eligible participants. As of March 31, 2013 and September 30, 2012, we had 860,237 and  865,917 shares, respectively, of our common stock available for issuance under the 2005 Plan. As of March 31, 2013, 16,854 options to purchase common stock were outstanding with a weighted average exercise price of $17.55 per share and expiring through September 2015.

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

We did not grant common stock options during each of the six months ended March 31, 2013 and 2012.  During the six months ended March 31, 2013 and 2012, we issued 3,100 and 5,750 shares of restricted stock under the 2005 Plan.  We also granted 6,000 and 0 shares of unrestricted stock to non-employee directors during the six months ended March 31, 2013 and 2012, respectively.  During the three months ended March 31, 2013 and 2012, we recognized $1,465 and $427 of compensation expense related to stock grants, respectively.  During the six months ended March 31, 2013 and 2012, we recognized $2,192 and $868 of compensation expense related to stock grants, respectively.

We also have an employee stock purchase plan (“ESPP”) that allows substantially all employees to purchase shares of our common stock at 95% of the fair market value on the date of purchase.  The purchase date is the last trading date of the purchase periods, which begin in March, June, September and December.  Employees accumulate amounts through payroll deductions during the purchase period of between 1% and 10% but no more than $20 annually.  An employee is allowed to purchase a maximum of 200 shares per purchase period.  During the six months ended March 31, 2013 and 2012, we issued 2,750 and 3,520 shares, respectively, of our common stock under the ESPP.

NOTE 10 — INCOME TAXES

Our effective tax rate for the three months ended March 31, 2013 and 2012 was 37.9% and 38.5%, respectively.  Our effective tax rate for the six months ended March 31, 2013 and 2012 was 38.1% and 38.6%, respectively.  The decrease was primarily due to a lower international enacted tax rate in the U.K.

With few exceptions, we are no longer subject to income tax examination for years before 2008 in the U.S. and significant state and local jurisdictions.  We are no longer subject to income tax examination for years before 2010 in significant foreign jurisdictions.

NOTE 11 — COMPUTATION OF EARNINGS PER SHARE (In thousands, except per share data)

	Three months ended March 31,
	2013		2012
	Basic	Diluted	Basic	Diluted
Net income	$15,100	$15,100	$13,178	$13,178

Weighted average common shares outstanding	12,674	12,674	12,619	12,619
Effect of diluted securities
Stock options and restricted stock		35		29

Weighted average diluted shares outstanding		12,709		12,648
Earnings per share	$1.19	$1.19	$1.04	$1.04

Anti-dilutive shares excluded from calculation		-		-

	Six months ended March 31,
	2013		2012
	Basic	Diluted	Basic	Diluted
Net income	$31,851	$31,851	$26,374	$26,374

Weighted average common shares outstanding	12,669	12,669	12,600	12,600
Effect of diluted securities
Stock options and restricted stock		33		26

Weighted average diluted shares outstanding		12,702		12,626
Earnings per share	$2.51	$2.51	$2.09	$2.09

Anti-dilutive shares excluded from calculation		-		-

NOTE 12 — RELATED PARTIES

MWI Co. holds a 50.0% membership interest in Feeders’ Advantage LLC (“Feeders’ Advantage”).  MWI Co. charged Feeders’ Advantage for certain operating and administrative services in the amounts of $260 and $233 for the three months ended March 31, 2013 and 2012, respectively. MWI Co. charged Feeders’ Advantage for certain operating and administrative services in the amounts of $557 and $497 for the six months ended March 31, 2013 and 2012, respectively. Sales of products to Feeders’ Advantage were $16,799 and $14,585, which represented 3% of total product sales for each of the three months ended March 31, 2013 and 2012.  Sales of products to Feeders’ Advantage were $35,805 and $30,143, which represented 3% of total product sales for each of the six months ended March 31, 2013 and 2012.

MWI Co. allows Feeders’ Advantage to use its cash management system to finance its day-to-day operations. At any given time, the outstanding position used in the cash management system may be a receivable or payable depending on the cash activity.  A receivable balance bears interest at the prime rate. The interest due on the outstanding receivable is calculated and charged to Feeders’ Advantage on the last day of each month. Conversely, to the extent MWI Co. has a payable balance due to Feeders’ Advantage, the payable balance accrues interest in favor of Feeders’ Advantage at the average federal funds rates in effect for that month.  MWI Co. had a payable balance to Feeders’ Advantage of $1,490 as of March 31, 2013 and a receivable balance from Feeders’ Advantage of $62 as of September 30, 2012.

NOTE 13 — STATEMENTS OF CASH FLOWS – SUPPLEMENTAL AND NON-CASH DISCLOSURES

	Six months ended March 31,
	2013	2012
Supplemental Disclosures
Cash paid for interest	$382	$368
Cash paid for income taxes	16,829	14,110
Non-cash Activities
Issuance of restricted common stock for asset acquisition	-	7,158
Capital lease asset additions and related obligations	-	140
Property and equipment acquisitions financed with accounts payable	391	201

NOTE 14 — COMMITMENTS AND CONTINGENCIES

We are a party to legal proceedings arising out of the ordinary course of our business.  On March 11, 2013, MWI entered into a Settlement Agreement with VIYO International NV (“VIYO”) pursuant to which VIYO agreed to dismiss its lawsuit pending against MWI before the Commercial Court in Antwerp, Belgium.  As part of the settlement, MWI agreed to make payments to VIYO of $975 and to continue as a non-exclusive distributor of the VIYO product in the United States.  The Settlement Agreement provides for no admission of wrongdoing by either party and a full mutual release of all claims relating to the matter.  The $975 was expensed during the quarter ended December 31, 2012.

On March 20, 2013, MWI entered into a Settlement Agreement with Harold and Darroll Wotton (the “Defendants”) pursuant to which the parties agreed to settle their outstanding lawsuit that was pending in the United States District Court for the District of Idaho.  Pursuant to the Settlement Agreement, the Defendants agreed to make payments to MWI in the aggregate of $350 plus interest and agreed to a permanent injunction prohibiting the Defendants from selling veterinary orthopedic equipment in the United States, Canada, Germany and Dubai and products that are used to perform a lateral suture procedure such as that which can be performed using the Lateral Suture System sold by MWI’s Securos division in France, Italy, Spain and Belgium through February 23, 2014.  The Settlement Agreement provides for no admission of wrongdoing by either party and a full mutual release of all claims relating to the matter.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MWI Veterinary Supply, Inc.
Boise, Idaho

We have reviewed the accompanying condensed consolidated balance sheet of MWI Veterinary Supply, Inc. and subsidiaries (the "Corporation") as of March 31, 2013, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended March 31, 2013 and 2012 and of cash flows for the six-month periods ended March 31, 2013 and 2012. These interim financial statements are the responsibility of the Corporation’s management.

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
May 2, 2013

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

All dollar amounts are presented in thousands, except for per share amounts.

Overview

We are a leading distributor of animal health products to veterinarians in the United States and the United Kingdom. We sell our products to veterinarians in both the companion and production animal markets. Our growth has primarily been from internal growth initiatives and, to a lesser extent, selective acquisitions.  On December 31, 2012, we acquired substantially all of the assets of Prescription Containers Inc., which was a distributor of companion animal health products primarily in the Northeastern United States.  On October 31, 2011, we acquired substantially all of the assets of Micro Beef Technologies, Ltd. (“Micro”), which is a value-added distributor to the production animal market, including the distribution of micro feed ingredients, pharmaceuticals, vaccines, parasiticides, supplies, and other animal health products.  Micro is also a leading innovator of proprietary, computerized management systems for the production animal market.

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

Industry

We believe that the companion animal market in both the United States and United Kingdom has slowed as a result of a decrease in consumer spending, but showed signs of a recovery in 2012.  Historically, growth in the companion animal market has been due to the increasing number of households with companion animals, increased expenditures on animal health and preventative care, an aging pet population, advancements in pharmaceuticals and diagnostic testing and extensive marketing programs sponsored by companion animal nutrition and pharmaceutical companies. While the average order size for companion animal health products is often smaller than production animal health products, companion animal health products typically have higher margins. We intend to continue to penetrate this market through internal growth initiatives and selective acquisitions.  We believe that some of our customers in this market have experienced liquidity issues as a result of the tightening credit markets.

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

We generally extend some level of credit to our customers without requiring collateral, which exposes us to credit risk.  If customers’ cash flow or operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain other sources of credit, they may not be able to pay or may delay payment to us, or in some cases may return products to us. In the United Kingdom, we rely on a smaller number of relatively larger customers than does our business in the United States.  These customers in the aggregate accounted for 15.7% and 18.1% of our consolidated accounts receivable balance as of March 31, 2013 and December 31, 2012, respectively, and one significant customer accounted for 5.7% and 7.6% of our consolidated accounts receivable balance as of March 31, 2013 and December 31, 2012, respectively.  We continually assess our customers’ ability to pay us and adjust our allowance for doubtful accounts, as necessary.

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

Vendor Consolidation

In the United States, our top ten vendors supplied products that accounted for approximately 73% and 74% of our revenues for the six months ended March 31, 2013 and 2012, respectively, and 71% of our revenues for the fiscal year ended September 30, 2012.  Zoetis supplied products that accounted for approximately 21% and 23% of our revenues during the six months ended March 31, 2013 and 2012, respectively, and 20% of our revenues for our fiscal year ended September 30, 2012.  Of the Zoetis supplied products, production animal products under a livestock agreement accounted for approximately 13% and 14% of our revenues for the six months ended March 31, 2013 and 2012, respectively, and approximately 11% of our revenues for our fiscal year ended September 30, 2012.  Merck supplied products that accounted for approximately 15% and 14% of our revenues during the six months ended March 31, 2013 and 2012, respectively, and 15% of our revenues for our fiscal year ended September 30, 2012.  Merial, a subsidiary of Sanofi-Aventis, supplies the majority of their products to us under an agency relationship.  Commission revenue generated from Merial products accounted for approximately 55% and 47% of total commission revenues during the six months ended March 31, 2013 and 2012, respectively, and 52% of total commission revenues for our fiscal year ended September 30, 2012.

For more information on our business, see our Annual Report on Form 10-K filed with the SEC on November 27, 2012.

Results of Operations

The following table summarizes our results of operations for the three and six months ended March 31, 2013 and 2012, in dollars and as a percentage of total revenues.

	Three months ended March 31,				Six months ended March 31,
	2013	%	2012	%	2013	%	2012	%
Revenues:
Product sales	$541,205	96.1%	$488,187	96.2%	$1,090,692	96.0%	$930,784	96.0%
Product sales to related party	16,799	3.0%	14,585	2.9%	35,805	3.2%	30,143	3.1%
Commissions	5,110	0.9%	4,398	0.9%	9,465	0.8%	8,144	0.9%
Total revenues	563,114	100.0%	507,170	100.0%	1,135,962	100.0%	969,071	100.0%

Cost of product sales	488,435	86.7%	440,552	86.9%	984,354	86.7%	839,939	86.7%
Gross profit	74,679	13.3%	66,618	13.1%	151,608	13.3%	129,132	13.3%

SG&A expenses	47,928	8.5%	42,933	8.5%	95,388	8.4%	81,840	8.4%
Depreciation and amortization	2,513	0.5%	2,274	0.4%	4,905	0.4%	4,466	0.5%
Operating income	24,238	4.3%	21,411	4.2%	51,315	4.5%	42,826	4.4%

Other income (expense):
Interest expense	(223)	-%	(252)	-%	(426)	-%	(435)	-%
Earnings of equity method
investees	85	-%	79	-%	178	-%	156	-%
Other	209	-%	186	-%	413	-%	374	-%
Total other income (expense)	71	-%	13	-%	165	-%	95	-%

Income before taxes	24,309	4.3%	21,424	4.2%	51,480	4.5%	42,921	4.4%
Income tax expense	(9,209)	(1.6)%	(8,246)	(1.6)%	(19,629)	(1.7)%	(16,547)	(1.7)%
Net income	$15,100	2.7%	$13,178	2.6%	$31,851	2.8%	$26,374	2.7%

Earnings per common share:
Basic	$1.19		$1.04		$2.51		$2.09
Diluted	$1.19		$1.04		$2.51		$2.09

Weighted average common shares outstanding (in thousands):
Basic	12,674		12,619		12,669		12,600
Diluted	12,709		12,648		12,702		12,626

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Total Revenues.  Total revenues increased 11.0% to $563,114 for the three months ended March 31, 2013, from $507,170 for the three months ended March 31, 2012.  Revenue growth in the United States was 10.7% for the three months ended March 31, 2013, compared to the same period in the prior fiscal year.  Revenue growth in the United Kingdom was 13.2% for the three months ended March 31, 2013, compared to the same period in the prior fiscal year, consisting of 14.4% organic growth reduced by 1.2% related to foreign currency translation. Revenues in the United States attributable to existing customers represented approximately 45% of the growth in revenues and revenues attributable to new customers represented approximately 55% of the growth in revenues during the three months ended March 31, 2013.  For the purpose of calculating growth rates of new and existing customer revenue, we have defined a new customer as a customer that did not purchase product from us in the corresponding fiscal quarter of the prior year, with the remaining customer base being considered existing customers.  Revenues from new customers for each fiscal quarter are summed to arrive at the estimated year-to-date revenue for new customers.

Product sales to related party increased by 15.2% to $16,799 for the three months ended March 31, 2013, from $14,585 for the three months ended March 31, 2012 partially due to higher placements of lighter weight cattle into feedlots.  Commissions increased 16.2% to $5,110 for the three months ended March 31, 2013, from $4,398 for the three months ended March 31, 2012. Commissions increased due to an incentive recognized during the three months ended March 31, 2013 that was not recognized during the three months ended March 31, 2012 and an increase in gross billings from agency contracts.

Gross Profit.  Gross profit increased by 12.1% to $74,679 for the three months ended March 31, 2013, from $66,618 for the three months ended March 31, 2012.  The change in gross profit is primarily a result of increased total revenues as discussed above.  Gross profit as a percentage of total revenues improved to 13.3% for the three months ended March 31, 2013 from 13.1% for the three months ended March 31, 2012.  This increase was due to an improvement in vendor rebates as a percentage of total revenues.  Vendor rebates for the three months ended March 31, 2013 increased by approximately $991 compared to the three months ended March 31, 2012 primarily due to the growth in revenues and timing of manufacturer programs.

Selling, General and Administrative (“SG&A”).  SG&A expenses increased 11.6% to $47,928 for the three months ended March 31, 2013, from $42,933 for the three months ended March 31, 2012.  The increase in SG&A expenses was primarily due to an increase in compensation and benefit costs.  SG&A expenses as a percentage of total revenues were 8.5% for each of the three months ended March 31, 2013 and 2012.

Depreciation and Amortization. Depreciation and amortization increased 10.5% to $2,513 for the three months ended March 31, 2013, from $2,274 for the three months ended March 31, 2012.  The increase was primarily due to depreciation and amortization for assets acquired from PCI Animal Health and Micro.

Income Tax Expense. Our effective tax rate for the three months ended March 31, 2013 and 2012 was 37.9% and 38.5%, respectively.  The decrease was primarily due to a lower international enacted tax rate in the U.K.

Six Months Ended March 31, 2013 Compared to Six Months Ended March 31, 2012

Total Revenues.  Total revenues increased 17.2% to $1,135,962 for the six months ended March 31, 2013, from $969,071 for the six months ended March 31, 2012.  Excluding the revenues resulting from the acquisition of the assets of Micro during the month of October 2012, revenue growth in the United States was 13.5% for the six months ended March 31, 2013, compared to the same period in the prior fiscal year.  We acquired the assets of Micro on October 31, 2011, and therefore did not own Micro for one month of the comparable six month period in the prior year.  Revenues resulting from the acquisition of Micro were $28,686 during the month of October 2012.  Revenue growth in the United Kingdom was 18.7% for the six months ended March 31, 2013, compared to the same period in the prior fiscal year, consisting of 18.0% organic growth and 0.7% related to foreign currency translation. Excluding the revenues resulting from the acquisition of the assets of Micro during the month of October 2012, revenues in the United States attributable to existing customers represented approximately 54% of the growth in revenues, and revenues attributable to new customers represented approximately 46% of the growth in revenues during the six months ended March 31, 2013.

Product sales to related party increased by 18.8% to $35,805 for the six months ended March 31, 2013, from $30,143 for the six months ended March 31, 2012.  Commissions increased 16.2% to $9,465 for the six months ended March 31, 2013, from $8,144 for the six months ended March 31, 2012. Commissions increased primarily due to an incentive recognized during the six months ended March 31, 2013 that was not recognized during the six months ended March 31, 2012.

Gross Profit.  Gross profit increased by 17.4% to $151,608 for the six months ended March 31, 2013, from $129,132 for the six months ended March 31, 2012.  The change in gross profit is primarily a result of increased total revenues as discussed above.  Gross profit as a percentage of total revenues was 13.3% for each of the six months ended March 31, 2013 and 2012.  Gross profit as a percentage of total revenues was impacted by lower product margins offset by an improvement in freight and vendor rebates as a percentage of total revenues.  Vendor rebates for the six months ended March 31, 2013 increased by approximately $3,900 compared to the six months ended March 31, 2012.

Selling, General and Administrative (“SG&A”).  SG&A expenses increased 16.6% to $95,388 for the six months ended March 31, 2013, from $81,840 for the six months ended March 31, 2012.  The increase in SG&A expenses was primarily due to an increase in compensation and benefit costs and Micro expenses for the month of October 2012.  SG&A expenses as a percentage of total revenues were 8.4% for each of the six months ended March 31, 2013 and 2012.

Depreciation and Amortization. Depreciation and amortization increased 9.8% to $4,905 for the six months ended March 31, 2013, from $4,466 for the six months ended March 31, 2012.  The increase was primarily related to the acquisition of Micro.

Income Tax Expense. Our effective tax rate for the six months ended March 31, 2013 and 2012 was 38.1% and 38.6%, respectively.  The decrease was primarily due to a lower international enacted tax rate in the U.K.

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

We generally extend some level of credit to our customers without requiring collateral, which exposes us to credit risk. If customers’ cash flow or operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain other sources of credit, they may not be able to pay or may delay payment to us, or in some cases may return products to us. Any inability of current and/or potential customers to pay us for our products and/or services due to their deteriorating financial condition or otherwise may adversely affect our results of operations and financial condition. Volatility in commodity prices, such as milk, corn, grain and feeder cattle, and deteriorating economic conditions can have a significant impact on the financial results of our customers. In the United Kingdom, we rely on a smaller number of relatively larger customers than does our business in the United States.  These customers in the aggregate accounted for 15.7% and 18.1% of our consolidated accounts receivable balance as of March 31, 2013 and December 31, 2012, respectively, and one significant customer accounted for 5.7% and 7.6% of our consolidated accounts receivable balance as of March 31, 2013 and December 31, 2012, respectively.  We continually assess our customers’ ability to pay us and adjust our allowance for doubtful accounts, as necessary.

Capital Resources.  On November 1, 2011, MWI Co. as borrower, entered into a Third Amendment to Credit Agreement (the “Third Amendment,” or “revolving credit facility”) with MWI Veterinary Supply, Inc. and Memorial Pet Care, Inc., as guarantors, and Bank of America, N.A. and Wells Fargo Bank, N.A. as lenders (collectively, the “Lenders”), amending the Credit Agreement dated December 13, 2006, and as amended from time to time, by and among MWI Co., MWI Veterinary Supply, Inc., Memorial Pet Care, Inc. and the Lenders (the  “Credit Agreement”).  The Third Amendment allows for an aggregate revolving commitment of the Lenders under the Credit Agreement of $150,000 and a maturity date of November 1, 2016.  Under the Third Amendment, the margin on variable interest rate borrowings ranges from 0.95% to 1.50%.  The commitment fee under the Third Amendment ranges from 0.15% to 0.25% depending on the funded debt to EBITDA ratio.  The variable interest rate is equal to the Daily LIBOR Floating Rate or the LIBOR 1-month, 2-month, 3-month or 6-month fixed rate (at MWI Co.’s option) plus the margin.  The facility contains financial covenants, including a fixed charge ratio and a funded debt to EBITDA calculation.  We were in compliance with all of the covenants as of March 31, 2013 and September 30, 2012.  Our outstanding balance on the revolving credit facility at March 31, 2013 was $50,100, and the interest rate was 1.11% as of March 31, 2013.

On March 15, 2013, Centaur Services Limited (“Centaur”) entered into a First Amendment (the “Amendment”) to the unsecured revolving line of credit facility (the “sterling revolving credit facility”) dated November 5, 2010 with Wells Fargo Bank, N.A. London Branch (“Wells Fargo”). The Amendment increases the maximum loan amount of the Sterling Revolving Credit Facility to £20,000, an increase of £7,500, and extends the term of the facility to November 1, 2016.  Interest is based on LIBOR for the applicable interest period plus an applicable margin of .95% to 1.50% and the commitment fee ranges from .15% to .25%, depending on our funded debt to EBITDA ratio. The facility contains financial covenants requiring Centaur to maintain a minimum tangible net worth of £5,000.  As of March 31, 2013 and September 30, 2012, Centaur was in compliance with the covenant.  Our outstanding balance on the sterling revolving credit facility at March 31, 2013 was £9,121 or $13,854, and the interest rate was 1.45% as of March 31, 2013.

Also on March 15, 2013, Centaur entered into an uncommitted overdraft facility (the “Overdraft Facility”) with Wells Fargo.  The Overdraft Facility allows Centaur to borrow an additional £10,000 to fund short term normal trading cycle fluctuations.  The Overdraft Facility will expire on November 1, 2016.  Interest on the borrowing under the Overdraft Facility is the same as the terms under the Amendment.

Operating Activities.  For the six months ended March 31, 2013, cash provided by operations was $5,771 and was primarily attributable to net income of $31,851 partially offset by changes in working capital to accommodate revenue growth and strategic inventory purchases ahead of vendor price increases which were paid for in the quarter.

For the six months ended March 31, 2012, cash used in operations was $4,363 and was primarily attributable to net income of $26,374 offset by changes in working capital which was used to accommodate the growth in revenues and strategic inventory purchases.

Investing Activities.  For the six months ended March 31, 2013, net cash used in investing activities was $22,485.  We paid $17,006 in cash for the acquisition of substantially all of the assets of PCI Animal Health. Additionally, we paid for capital expenditures of $5,316 which primarily related to equipment purchased for our move into a new distribution center in Shakopee, Minnesota and technology and equipment purchases.

For the six months ended March 31, 2012, net cash used in investing activities was $57,404. We paid $53,720 in cash for the acquisition of the assets of Micro. Additionally, we paid for capital expenditures of $3,282 primarily related to information technology and our new distribution center in Harrisburg, Pennsylvania.

Financing Activities.  For the six months ended March 31, 2013, net cash provided by financing activities was $16,903, which was primarily due to net borrowings of $16,420 on our credit facilities.  Our revolving credit facilities are used to fund strategic acquisitions, capital expenditures and meet our working capital requirements.

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

We are exposed to foreign currency risk due to our U.K. subsidiary Centaur.  A hypothetical 10% change in the value of the U.S. dollar in relation to the British Pound, which is the Company’s most significant foreign currency exposure, would have changed net sales for the three months ended March 31, 2013 by approximately $7,800. This amount is not indicative of the hypothetical net earnings impact due to the partially offsetting impact of the currency exchange movements on cost of sales and operating expenses.

The interest payable on our revolving credit facilities is based on variable interest rates and is affected by changes in market interest rates. The outstanding balance on the revolving credit facility in the United States as of March 31, 2013 was $50,100.  The outstanding balance on the revolving credit facility in the United Kingdom as of March 31, 2013 was $13,854.  If there had been a combined balance on the revolving credit facility of $180,000, which is the approximate maximum available amount on the facilities based on the foreign currency rates as of March 31, 2013, a change of 10% from the interest rates as of March 31, 2013 would have changed interest by $53 for the three months ended March 31, 2013.

Item 4.  Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of March 31, 2013.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Item 1.  Legal Proceedings

We are a party to legal proceedings arising out of the ordinary course of our business.  On March 11, 2013, MWI entered into a Settlement Agreement with VIYO International NV (“VIYO”) pursuant to which VIYO agreed to dismiss its lawsuit pending against MWI before the Commercial Court in Antwerp, Belgium.  As part of the settlement, MWI agreed to make payments to VIYO of $975 and to continue as a non-exclusive distributor of the VIYO product in the United States.  The Settlement Agreement provides for no admission of wrongdoing by either party and a full mutual release of all claims relating to the matter.

On March 20, 2013, MWI entered into a Settlement Agreement with Harold and Darroll Wotton (the “Defendants”) pursuant to which the parties agreed to settle their outstanding lawsuit that was pending in the United States District Court for the District of Idaho.  Pursuant to the Settlement Agreement, the Defendants agreed to make payments to MWI in the aggregate of $350 plus interest and agreed to a permanent injunction prohibiting the Defendants from selling veterinary orthopedic equipment in the United States, Canada, Germany and Dubai and products that are used to perform a lateral suture procedure such as that which can be performed using the Lateral Suture System sold by MWI’s Securos division in France, Italy, Spain and Belgium through February 23, 2014.  The Settlement Agreement provides for no admission of wrongdoing by either party and a full mutual release of all claims relating to the matter.

Item 1A.  Risk Factors

Other than with respect to the risk factor set forth below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012, as modified by the risk factors disclosed in the “Risk Factors” section of the Company’s Quarterly Report on Form 10-Q for the three months ended December 31, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The table below provides information concerning our repurchase of shares of our common stock during the three months ended March 31, 2013.

Issuer Purchases of Equity Securities

				Total Number of	Maximum Number (or
	Total			Shares Purchased	Approximate Dollar
	Number		Average	as Part of Publicly	Value) of Shares that May
	of Shares		Price Paid	Announced Plans	Yet Be Purchased Under
Period	Purchased		per Share	or Programs	the Plans or Programs
January 1 to January 31, 2013	160	(1)	$112.31	—	—
February 1 to February 28, 2013	305	(1)	118.99	—	—
March 1 to March 31, 2013	—		—	—	—
Total	465		$116.69	—	—

(1) These shares were withheld upon the vesting of employee stock grants in connection with payment of required withholding taxes.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

10.1
First Amendment to the Sterling Revolving Credit Facility between Centaur Services Limited and Wells Fargo, N.A., London Branch dated March 15, 2013, incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed March 20, 2013

10.2
Overdraft Facility between Centaur Services Limited and Wells Fargo, N.A., London Branch dated March 15, 2013, incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed March 20, 2013

10.3
Amended and Restated Continuing Guaranty of MWI Veterinary Supply Co. dated March 15, 2013, incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed March 20, 2013

10.4
Fourth Amendment to Credit Agreement by and among MWI Veterinary Supply, Inc., MWI Veterinary Supply Co., Memorial Pet Care, Inc., Bank of America, N.A. and Wells Fargo Bank, N.A. dated March 15, 2013, incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed March 20, 2013

10.5	MWI Veterinary Supply, Inc. Annual Incentive Bonus Plan

15	Letter re: Unaudited Interim Financial Information

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financials in XBRL format

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MWI Veterinary Supply, Inc.
(Registrant)

Date: May 2, 2013	/s/ Mary Patricia B. Thompson
Mary Patricia B. Thompson
Senior Vice President of Finance and Administration, Chief Financial Officer