Form 10-Q
period 2013-06-30
MWI Veterinary Supply, Inc.
filed 2013-07-29
CIK 1323974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of July 24, 2013 was 12,801,146.

MWI VETERINARY SUPPLY, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	MWI VETERINARY SUPPLY, INC.
	CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	Dollars and shares in thousands, except per share data
	(unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
Revenues:
Product sales	$586,442	$535,763	$1,677,134	$1,466,547
Product sales to related party	15,229	14,351	51,034	44,494
Commissions	4,772	4,555	14,237	12,699
Total revenues	606,443	554,669	1,742,405	1,523,740
Cost of product sales	528,932	485,150	1,513,286	1,325,089
Gross profit	77,511	69,519	229,119	198,651

Selling, general and administrative expenses	48,432	43,959	143,820	125,799
Depreciation and amortization	2,545	2,273	7,450	6,739
Operating income	26,534	23,287	77,849	66,113

Other income (expense):
Interest expense	(173)	(249)	(599)	(684)
Earnings of equity method investees	75	75	253	231
Other	154	166	567	540
Total other income (expense), net	56	(8)	221	87

Income before taxes	26,590	23,279	78,070	66,200
Income tax expense	(9,809)	(8,776)	(29,438)	(25,323)
Net income	$16,781	$14,503	$48,632	$40,877

Earnings per common share:
Basic	$1.32	$1.15	$3.84	$3.24
Diluted	$1.32	$1.15	$3.83	$3.23

Weighted average common shares outstanding:
Basic	12,679	12,628	12,672	12,609
Diluted	12,713	12,662	12,705	12,638

See Notes to Condensed Consolidated Financial Statements.

	MWI VETERINARY SUPPLY, INC.
	CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Dollars in thousands (unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012

Net income	$16,781	$14,503	$48,632	$40,877
Other comprehensive income (loss)
Foreign currency translation	135	(1,252)	(3,381)	(75)
Total comprehensive income	$16,916	$13,251	$45,251	$40,802

See Notes to Condensed Consolidated Financial Statements

MWI VETERINARY SUPPLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars and shares in thousands, except per share data
(unaudited)

	June 30,	September 30,
	2013	2012
Assets

Current Assets:
Cash and cash equivalents	$531	$514
Receivables, net	310,303	288,922
Inventories	283,589	251,375
Prepaid expenses and other current assets	6,006	10,094
Deferred income taxes	2,853	1,580
Total current assets	603,282	552,485

Property and equipment, net	37,772	35,784
Goodwill	70,588	61,841
Intangibles, net	40,428	38,706
Other assets, net	8,119	7,567
Total assets	$760,189	$696,383

Liabilities And Stockholders’ Equity

Current Liabilities:
Credit facilities	$11,781	$48,080
Accounts payable	308,987	258,741
Accrued expenses and other current liabilities	20,070	19,952
Current portion of capital lease obligations	127	337
Total current liabilities	340,965	327,110

Deferred income taxes	8,690	7,180

Long-term capital lease obligations	33	104

Other long-term liabilities	2,290	2,687

Commitments and contingencies (see Note 14)

Stockholders’ Equity
Common stock $0.01 par value, 40,000 authorized; 12,801 and
12,792 shares issued and outstanding, respectively	128	128
Additional paid in capital	148,325	144,667
Retained earnings	261,597	212,965
Accumulated other comprehensive income	(1,839)	1,542
Total stockholders’ equity	408,211	359,302
Total liabilities and stockholders’ equity	$760,189	$696,383

See Notes to Condensed Consolidated Financial Statements.

MWI VETERINARY SUPPLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands (unaudited)

	Nine months ended June 30,
	2013	2012
Cash Flows From Operating Activities:
Net income	$48,632	$40,877
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,466	6,752
Amortization of debt issuance costs	29	31
Stock-based compensation	2,760	1,734
Deferred income taxes	404	80
Earnings of equity method investees	(253)	(231)
Loss on disposal of property and equipment	92	30
Excess tax benefit of exercise of common stock options	(290)	(428)
Other	(188)	(40)
Changes in operating assets and liabilities (net of effects of business acquisitions):
Receivables	(20,821)	(32,186)
Inventories	(31,892)	(44,668)
Prepaid expenses and other current assets	3,708	3,065
Accounts payable	50,247	26,799
Accrued expenses and other current liabilities	576	3,563
Net cash provided by operating activities	60,470	5,378

Cash Flows From Investing Activities:
Business acquisitions, net of cash acquired	(17,006)	(53,718)
Purchases of property and equipment	(7,845)	(4,766)
Proceeds from sales of property and equipment	103	96
Other investments	(238)	(618)
Net cash used in investing activities	(24,986)	(59,006)

Cash Flows From Financing Activities:
Borrowings on credit facilities	482,623	393,716
Payments on credit facilities	(518,511)	(340,348)
Proceeds from issuance of common stock	471	405
Proceeds from exercise of stock options	99	129
Excess tax benefit of exercise of common stock options	290	428
Debt issuance costs	-	(111)
Payment on capital lease obligations	(263)	(742)
Net cash (used in)/provided by financing activities	(35,291)	53,477

Effect of Exchange Rate on Cash and Cash Equivalents	(176)	(21)

Increase/(Decrease) in Cash and Cash Equivalents	17	(172)

Cash and Cash Equivalents at Beginning of Period	514	606

Cash and Cash Equivalents at End of Period	$531	$434

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

In the opinion of our management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly, in all material respects, our results for the periods presented. These condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our 2012 Annual Report on Form 10-K filed with the SEC on November 27, 2012.  The results of operations for the three and nine months ended June 30, 2013 are not necessarily indicative of results to be expected for the entire fiscal year.

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

Revenue Recognition

We sell products we source from vendors to our customers through either a “buy/sell” transaction or an agency relationship with our vendors. In a “buy/sell” transaction, we purchase or take inventory of products from the vendor. When a customer places an order with us, we pick, pack, ship and invoice the customer for the order. We recognize revenue from “buy/sell” transactions as product sales when the product is delivered to the customer. We accept product returns from our customers. We estimate returns based on historical experience and recognize these estimated returns as a reduction of product sales. Product returns have historically not been significant to our financial statements. We record revenues net of sales tax.  In an agency relationship, we generally do not purchase and take inventory of products from vendors. We receive an order from a customer, then transmit the order to the vendor, who picks, packs and ships the order to the customer. In some cases, the vendor invoices and collects payment from the customer, while in other cases we invoice and collect payment from the customer on behalf of the vendor. We receive a commission payment for soliciting the order from the customer and for providing other customer service activities. Commissions are recognized when the services upon which the commissions are based are complete. Gross billings from agency contracts were $97,337 and $90,873 for the three months ended June 30, 2013 and 2012, respectively, and generated commission revenue of $4,772 and $4,555, respectively.  Gross billings from agency contracts were $258,647 and $246,866 for the nine months ended June 30, 2013 and 2012, respectively, and generated commission revenue of $14,237 and $12,699, respectively.

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

	2013	2012
Cash	$-	$1
Receivables	3,509	22,374
Inventories	1,928	27,701
Other current assets	-	105
Property and equipment	-	8,882
Goodwill	9,327	12,473
Intangibles	4,780	15,760
Investments	-	199
Total assets acquired	19,544	87,495

Accounts payable	2,538	25,026
Accrued expenses and other liabilities	-	1,591
Total liabilities assumed	2,538	26,617

Net assets acquired	$17,006	$60,878

The following table presents supplemental pro forma information as if the acquisition of Micro had occurred on October 1, 2011 for the nine months ended June 30, 2012:

Unaudited Pro Forma Consolidated Results
Nine months ended June 30, 2012
Revenues	$1,545,670
Net Income	$40,971

The unaudited pro forma consolidated results are not necessarily indicative of what our consolidated results of operations would have been had we completed the acquisition on October 1, 2011.  Additionally, the unaudited pro forma consolidated results do not purport to project the future results of operations of the combined company.

NOTE 4 — RECEIVABLES

	June 30,	September 30,
	2013	2012
Trade	$280,787	$271,199
Vendor rebates and programs	31,989	20,469
	312,776	291,668
Allowance for doubtful accounts	(2,473)	(2,746)
	$310,303	$288,922

NOTE 5 — PROPERTY AND EQUIPMENT

	June 30,	September 30,
	2013	2012
Land	$1,907	$1,952
Building and leasehold improvements	14,719	14,420
Machinery, furniture and equipment	36,816	33,075
Computer equipment	9,138	8,276
Construction in progress	3,155	1,773
	65,735	59,496
Accumulated depreciation	(27,963)	(23,712)
	$37,772	$35,784

Depreciation expense was $1,753 and $1,549 for the three months ended June 30, 2013 and 2012, respectively.  Depreciation expense was $5,202 and $4,589 for the nine months ended June 30, 2013 and 2012, respectively.

NOTE 6 — GOODWILL AND INTANGIBLES

The changes in the carrying value of goodwill are as follows:

Goodwill as of September 30, 2012	$61,841
Acquisition activity	9,327
Foreign currency translation	(580)
Goodwill as of June 30, 2013	$70,588

Balances of intangibles are as follows:

		June 30,	September 30,
	Useful Lives	2013	2012
Amortizing:
Customer relationships	9-20 years	$34,860	$31,045
Covenants not to compete	1-5 years	450	710
Technology	11 years	5,830	5,830
Other	2-7 years	1,110	1,084
		42,250	38,669
Accumulated amortization		(9,414)	(7,640)
		32,836	31,029
Non-Amortizing:
Trade names and patents		7,592	7,677
		$40,428	$38,706

Amortization expense was $797 and $728 for the three months ended June 30, 2013 and 2012, respectively.  Amortization expense was $2,264 and $2,163 for the nine months ended June 30, 2013 and 2012, respectively.  Estimated future annual amortization expense related to intangible assets as of June 30, 2013 is as follows:

Amount
Remainder of 2013	$796
2014	3,054
2015	2,748
2016	2,620
2017	2,548
Thereafter	21,070
$32,836

The above projection of amortization expense includes preliminary estimates of intangible assets and lives associated with the acquisition of PCI Animal Health.  These amounts may be adjusted during the allocation period as defined in ASC 805.

NOTE 7 — DEBT

The following table presents the outstanding debt and capital lease obligations as of June 30, 2013 and September 30, 2012:

	June 30,	September 30,
	2013	2012
Revolving credit facility, 1.08% interest as of June 30, 2013	$11,500	$39,500
Sterling revolving credit facility, 1.44% interest as of June 30, 2013	281	8,580
Capital lease obligations (1)	160	441
Total debt and capital lease obligations	11,941	48,521
Less: Long-term capital lease obligations	(33)	(104)
Total debt included in current liabilities	$11,908	$48,417

(1) The capital lease obligations have varying maturity dates.

Revolving Credit Facility — On November 1, 2011, MWI Co. as borrower, entered into a Third Amendment to Credit Agreement (the “Third Amendment”) with MWI Veterinary Supply, Inc. and Memorial Pet Care, Inc., as guarantors, and Bank of America, N.A. and Wells Fargo Bank, N.A. as lenders (collectively, the “Lenders”), amending the Credit Agreement dated December 13, 2006, and as amended from time to time, by and among MWI Co., MWI Veterinary Supply, Inc., Memorial Pet Care, Inc. and the Lenders (the  “Credit Agreement”).  As discussed in Note 3 – Business Acquisitions, MWI Co.’s purchase of the assets of Micro was completed on October 31, 2011, using borrowing capacity that existed prior to the effectiveness of the Third Amendment.  The Third Amendment allows for an aggregate revolving commitment of the Lenders under the Credit Agreement of $150,000 and a maturity date of November 1, 2016.  Under the Third Amendment, the margin on variable interest rate borrowings ranges from 0.95% to 1.50%.  The commitment fee under the Third Amendment ranges from 0.15% to 0.25% depending on the funded debt to EBITDA ratio.  The variable interest rate is equal to the Daily LIBOR Floating Rate or the LIBOR 1-month, 2-month, 3-month or 6-month fixed rate (at MWI Co.’s option) plus the margin.  The Credit Agreement contains financial covenants, including a fixed charge ratio and a funded debt to EBITDA ratio.  We were in compliance with all of the covenants under the revolving credit facility as of June 30, 2013 and September 30, 2012.

Sterling revolving credit facility— On March 15, 2013, Centaur Services Limited (“Centaur”) entered into a First Amendment (the “Amendment”) to the unsecured revolving line of credit facility (the “Sterling Revolving Credit Facility”) dated November 5, 2010 with Wells Fargo Bank, N.A. London Branch (“Wells Fargo”). The Amendment increases the maximum loan amount of the Sterling Revolving Credit Facility to £20,000, an increase of £7,500, and extends the term of the facility to November 1, 2016. Interest is based on LIBOR for the applicable interest period plus an applicable margin of .95% to 1.50% and the commitment fee ranges from .15% to .25%, depending on our funded debt to EBITDA ratio. The facility contains financial covenants requiring Centaur to maintain a minimum tangible net worth of £5,000.  As of June 30, 2013 and September 30, 2012, Centaur was in compliance with this covenant.

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

As of June 30, 2013 and September 30, 2012, financial instruments include cash and cash equivalents, receivables and accounts payable.  The fair values of these financial instruments approximate book values due to their short maturities.

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

NOTE 9 — COMMON STOCK AND STOCK-BASED AWARDS

We have a 2005 Stock-Based Award and Incentive Compensation Plan (the “2005 Plan”), under which we may offer shares of our common stock and grant options to purchase shares of our common stock to selected employees and non-employee directors. The purpose of the 2005 Plan is to promote our long-term financial success by attracting, retaining and rewarding eligible participants. As of June 30, 2013 and September 30, 2012, we had 861,117 and  865,917 shares, respectively, of our common stock available for issuance under the 2005 Plan. As of June 30, 2013, 16,545 options to purchase common stock were outstanding with a weighted average exercise price of $17.56 per share and expiring through September 2015.

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

We did not grant common stock options during each of the nine months ended June 30, 2013 and 2012.  During the nine months ended June 30, 2013 and 2012, we issued 3,650 and 5,750 shares of restricted stock under the 2005 Plan.  We also granted 6,000 shares of unrestricted stock to non-employee directors during each of the nine months ended June 30, 2013 and 2012, respectively.  During the three months ended June 30, 2013 and 2012, we recognized $701 and $989 of compensation expense related to stock grants, respectively.  During the nine months ended June 30, 2013 and 2012, we recognized $2,893 and $1,857 of compensation expense related to stock grants, respectively.

We also have an employee stock purchase plan (“ESPP”) that allows substantially all employees to purchase shares of our common stock at 95% of the fair market value on the date of purchase.  The purchase date is the last trading date of the purchase periods, which begin in March, June, September and December.  Employees accumulate amounts through payroll deductions during the purchase period of between 1% and 10% but no more than $20 annually.  An employee is allowed to purchase a maximum of 200 shares per purchase period.  During the nine months ended June 30, 2013 and 2012, we issued 4,155 and 5,226 shares, respectively, of our common stock under the ESPP.

NOTE 10 — INCOME TAXES

Our effective tax rate for the three months ended June 30, 2013 and 2012 was 36.9% and 37.7%, respectively.  Our effective tax rate for the nine months ended June 30, 2013 and 2012 was 37.7% and 38.3%, respectively.  The decrease was primarily due to a change in our estimates related to state taxes.

With few exceptions, we are no longer subject to income tax examination for years before 2009 in the U.S. and 2008 in significant state and local jurisdictions.  We are no longer subject to income tax examination for years before 2010 in significant foreign jurisdictions.

NOTE 11 — COMPUTATION OF EARNINGS PER SHARE (In thousands, except per share data)

	Three months ended June 30,
	2013		2012
	Basic	Diluted	Basic	Diluted
Net income	$16,781	$16,781	$14,503	$14,503

Weighted average common shares outstanding	12,679	12,679	12,628	12,628
Effect of diluted securities
Stock options and restricted stock		34		34

Weighted average diluted shares outstanding		12,713		12,662
Earnings per share	$1.32	$1.32	$1.15	$1.15

Anti-dilutive shares excluded from calculation		-		-

	Nine months ended June 30,
	2013		2012
	Basic	Diluted	Basic	Diluted
Net income	$48,632	$48,632	$40,877	$40,877

Weighted average common shares outstanding	12,672	12,672	12,609	12,609
Effect of diluted securities
Stock options and restricted stock		33		29

Weighted average diluted shares outstanding		12,705		12,638
Earnings per share	$3.84	$3.83	$3.24	$3.23

Anti-dilutive shares excluded from calculation		-		-

NOTE 12 — RELATED PARTIES

MWI Co. holds a 50.0% membership interest in Feeders’ Advantage LLC (“Feeders’ Advantage”).  MWI Co. charged Feeders’ Advantage for certain operating and administrative services in the amounts of $240 and $237 for the three months ended June 30, 2013 and 2012, respectively and $797 and $733 for the nine months ended June 30, 2013 and 2012, respectively. Sales of products to Feeders’ Advantage were $15,229 and $14,351, which represented 3% of total product sales for each of the three months ended June 30, 2013 and 2012.  Sales of products to Feeders’ Advantage were $51,034 and $44,494, which represented 3% of total product sales for each of the nine months ended June 30, 2013 and 2012.

MWI Co. allows Feeders’ Advantage to use its cash management system to finance its day-to-day operations. At any given time, the outstanding position used in the cash management system may be a receivable or payable depending on the cash activity.  A receivable balance bears interest at the prime rate. The interest due on the outstanding receivable is calculated and charged to Feeders’ Advantage on the last day of each month. Conversely, to the extent MWI Co. has a payable balance due to Feeders’ Advantage, the payable balance accrues interest in favor of Feeders’ Advantage at the average federal funds rates in effect for that month.  MWI Co. had a payable balance to Feeders’ Advantage of $1,508 as of June 30, 2013 and a receivable balance from Feeders’ Advantage of $62 as of September 30, 2012.

NOTE 13 — STATEMENTS OF CASH FLOWS – SUPPLEMENTAL AND NON-CASH DISCLOSURES

	Nine months ended June 30,
	2013	2012
Supplemental Disclosures
Cash paid for interest	$533	$589
Cash paid for income taxes	26,362	23,050
Non-cash Activities
Issuance of restricted common stock for asset acquisition	-	7,158
Capital lease asset additions and related obligations	-	140
Property and equipment acquisitions financed with accounts payable	134	145

NOTE 14 — COMMITMENTS AND CONTINGENCIES

From time to time, in the normal course of business, we may become a party to legal proceedings that may have an adverse effect on our financial position, results of operations and cash flows. At June 30, 2013, we were not a party to any material pending legal proceedings and were not aware of any claims that could have a material adverse effect on our financial position, results of operations or cash flows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MWI Veterinary Supply, Inc.
Boise, Idaho

We have reviewed the accompanying condensed consolidated balance sheet of MWI Veterinary Supply, Inc. and subsidiaries (the "Company") as of June 30, 2013, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended June 30, 2013 and 2012 and of cash flows for the nine-month periods ended June 30, 2013 and 2012. These interim financial statements are the responsibility of the Company’s management.

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
July 29, 2013

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

Product sales in the production animal market in both the United States and United Kingdom are impacted by volatility in commodity prices such as milk, corn, grain and feeder cattle, changes in weather patterns (e.g. droughts or seasons of higher precipitation that determine how long cattle will graze and consequently the number of days an animal is on feed during a finishing phase) or a change in the general economy, which can shift the number of animals treated, the timing of when animals are treated, to what extent they are treated and with which products they are treated.  This could also create cash-flow challenges for these customers and in turn, could impact the time it takes for us to collect our outstanding accounts receivable from these customers as well as affect the overall collectability of these accounts.  However, we still believe that it is important to our business to service this market and we intend to continue to support production animal veterinarians with a broad range of products and value-added services. Historically, sales in this market have been largely driven by spending on animal health products to improve productivity, weight gain and disease prevention, as well as a growing focus on food safety.

We generally extend some level of credit to our customers without requiring collateral, which exposes us to credit risk.  If customers’ cash flow or operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain other sources of credit, they may not be able to pay or may delay payment to us, or in some cases may return products to us. In the United Kingdom, we rely on a smaller number of relatively larger customers than does our business in the United States.  These customers in the aggregate accounted for 13.7% and 18.1% of our consolidated accounts receivable balance as of June 30, 2013 and December 31, 2012, respectively, and one significant customer accounted for 3.0% and 7.6% of our consolidated accounts receivable balance as of June 30, 2013 and December 31, 2012, respectively.  We continually assess our customers’ ability to pay us and adjust our allowance for doubtful accounts, as necessary.

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

Sales

We sell products that we source from our vendors to our customers through either a “buy/sell” transaction or an agency relationship with our vendors. In a “buy/sell” transaction, we purchase or take inventory of products from our vendors. When a customer places an order with us, we pick, pack, ship and invoice the customer for the order. We record sales from “buy/sell” transactions, which account for the vast majority of our business, as revenues in conformity with generally accepted accounting principles in the United States. In an agency relationship, we generally do not purchase and take inventory of products from our vendors. When we receive an order from our customer, we transmit the order to our vendor, who picks, packs and ships the order to our customer. In some cases, our vendor invoices and collects payment from our customer, while in other cases we invoice and collect payment from our customer on behalf of our vendor. We receive a commission payment for soliciting the order from our customer and for providing other customer service activities. The aggregate revenues we receive in agency transactions constitute the “commissions” line item on our condensed consolidated statements of income and are recorded in conformity with accounting principles generally accepted in the United States. Our vendors determine the method we use to sell our products. Historically, vendors have occasionally switched between the “buy/sell” and agency models for particular products in response to market conditions related to that particular product. A switch between models can impact our revenues and our operating income. We cannot know in advance when a vendor will switch between the “buy/sell” and agency models or what impact, if any, such a change may have. A switch can occur even with vendors with whom we have written agreements, because most of our agreements with vendors have relatively short terms and are terminable with or without cause on short notice, normally 30 to 90 days. The impact of any individual change from a “buy/sell” to an agency model depends on the costs and expenses associated with a particular product, and can have either a positive or a negative effect on our profitability.

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

Many of our vendors’ rebate programs are based on a calendar year.  Historically, the three months ended December 31 has been our most significant quarter for recognition of rebates.  Vendor rebates based on sales are classified in our accompanying condensed consolidated statements of income as a reduction to cost of product sales at the time the sales performance measures are achieved. Purchase rebates are measured against inventory purchases from the vendors and are a reduction of inventory until the product is sold. When the inventory is sold, purchase rebates are recognized as a reduction to cost of product sales.

Vendor Consolidation

In the United States, our top ten vendors supplied products that accounted for approximately 73% of our revenues during each of the nine months ended June 30, 2013 and 2012, respectively, and 71% of our revenues for the fiscal year ended September 30, 2012.  Zoetis supplied products that accounted for approximately 21% and 22% of our revenues during the nine months ended June 30, 2013 and 2012, respectively, and 20% of our revenues for our fiscal year ended September 30, 2012.  Of the Zoetis supplied products, production animal products under a livestock agreement accounted for approximately 11% and 13% of our revenues for the nine months ended June 30, 2013 and 2012, respectively, and approximately 11% of our revenues for our fiscal year ended September 30, 2012.  Merck supplied products that accounted for approximately 15% of our revenues during each of the nine months ended June 30, 2013 and 2012, respectively, and 15% of our revenues for our fiscal year ended September 30, 2012.  Merial, a subsidiary of Sanofi-Aventis, supplies the majority of their products to us under an agency relationship.  Commission revenue generated from Merial products accounted for approximately 53% and 52% of total commission revenues during the nine months ended June 30, 2013 and 2012, respectively, and 52% of total commission revenues for our fiscal year ended September 30, 2012.

For more information on our business, see our Annual Report on Form 10-K filed with the SEC on November 27, 2012.

Results of Operations

The following table summarizes our results of operations for the three and nine months ended June 30, 2013 and 2012, in dollars and as a percentage of total revenues.

	Three months ended June 30,				Nine months ended June 30,
	2013	%	2012	%	2013	%	2012	%
Revenues:
Product sales	$586,442	96.7%	$535,763	96.6%	$1,677,134	96.3%	$1,466,547	96.2%
Product sales to related party	15,229	2.5%	14,351	2.6%	51,034	2.9%	44,494	2.9%
Commissions	4,772	0.8%	4,555	0.8%	14,237	0.8%	12,699	0.9%
Total revenues	606,443	100.0%	554,669	100.0%	1,742,405	100.0%	1,523,740	100.0%

Cost of product sales	528,932	87.2%	485,150	87.5%	1,513,286	86.9%	1,325,089	87.0%
Gross profit	77,511	12.8%	69,519	12.5%	229,119	13.1%	198,651	13.0%

SG&A expenses	48,432	8.0%	43,959	7.9%	143,820	8.3%	125,799	8.3%
Depreciation and amortization	2,545	0.4%	2,273	0.4%	7,450	0.4%	6,739	0.4%
Operating income	26,534	4.4%	23,287	4.2%	77,849	4.4%	66,113	4.3%

Other income (expense):
Interest expense	(173)	-%	(249)	-%	(599)	-%	(684)	-%
Earnings of equity method
investees	75	-%	75	-%	253	-%	231	-%
Other	154	-%	166	-%	567	-%	540	-%
Total other income (expense)	56	-%	(8)	-%	221	-%	87	-%

Income before taxes	26,590	4.4%	23,279	4.2%	78,070	4.4%	66,200	4.3%
Income tax expense	(9,809)	(1.6)%	(8,776)	(1.6)%	(29,438)	(1.7)%	(25,323)	(1.7)%
Net income	$16,781	2.8%	$14,503	2.6%	$48,632	2.7%	$40,877	2.6%

Earnings per common share:
Basic	$1.32		$1.15		$3.84		$3.24
Diluted	$1.32		$1.15		$3.83		$3.23

Weighted average common shares outstanding (in thousands):
Basic	12,679		12,628		12,672		12,609
Diluted	12,713		12,662		12,705		12,638

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Total Revenues.  Total revenues increased 9.3% to $606,443 for the three months ended June 30, 2013, from $554,669 for the three months ended June 30, 2012.  Revenue growth in the United States was 11.3% for the three months ended June 30, 2013, compared to the same period in the prior fiscal year.  Organic revenues were flat in the United Kingdom but decreased by 3.0% related to foreign currency translation for the three months ended June 30, 2013, compared to the same period in the prior fiscal year. Revenues in the United States attributable to existing customers represented approximately 68% of the growth in revenues and revenues attributable to new customers represented approximately 32% of the growth in revenues during the three months ended June 30, 2013.  For the purpose of calculating growth rates of new and existing customer revenue, we have defined a new customer as a customer that did not purchase product from us in the corresponding fiscal quarter of the prior year, with the remaining customer base being considered existing customers.  Revenues from new customers for each fiscal quarter are summed to arrive at the estimated year-to-date revenue for new customers.

Product sales to related party increased by 6.1% to $15,229 for the three months ended June 30, 2013, from $14,351 for the three months ended June 30, 2012.  Commissions increased 4.8% to $4,772 for the three months ended June 30, 2013, from $4,555 for the three months ended June 30, 2012.

Gross Profit.  Gross profit increased by 11.5% to $77,511 for the three months ended June 30, 2013, from $69,519 for the three months ended June 30, 2012.  The change in gross profit is primarily a result of increased total revenues as discussed above.  Gross profit as a percentage of total revenues improved to 12.8% for the three months ended June 30, 2013 from 12.5% for the three months ended June 30, 2012.  This increase was due to an improvement in vendor rebates as a percentage of total revenues.  Vendor rebates for the three months ended June 30, 2013 increased by approximately $2,958 compared to the three months ended June 30, 2012 primarily due to the timing of manufacturer rebate programs and growth in revenues.

Selling, General and Administrative (“SG&A”).  SG&A expenses increased 10.2% to $48,432 for the three months ended June 30, 2013, from $43,959 for the three months ended June 30, 2012.  The increase in SG&A expenses was primarily due to an increase in compensation and benefit costs.  SG&A expenses as a percentage of total revenues were 8.0% for the three months ended June 30, 2013 compared to 7.9% for the three months ended June 30, 2012.

Depreciation and Amortization. Depreciation and amortization increased 12% to $2,545 for the three months ended June 30, 2013, from $2,273 for the three months ended June 30, 2012.  The increase was primarily due to amortization for assets acquired from PCI Animal Health.

Income Tax Expense. Our effective tax rate for the three months ended June 30, 2013 and 2012 was 36.9% and 37.7%, respectively.  The decrease was primarily due to a change in our estimates related to state taxes.

Nine Months Ended June 30, 2013 Compared to Nine Months Ended June 30, 2012

Total Revenues.  Total revenues increased 14.4% to $1,742,405 for the nine months ended June 30, 2013, from $1,523,740 for the nine months ended June 30, 2012.  Excluding the revenues resulting from the acquisition of the assets of Micro during the month of October 2012, revenue growth in the United States was 12.7% for the nine months ended  June 30, 2013, compared to the same period in the prior fiscal year.  We acquired the assets of Micro on October 31, 2011, and therefore did not own Micro for one month of the comparable nine month period in the prior year.  Revenues resulting from the acquisition of Micro were $28,686 during the month of October 2012.  Revenue growth in the United Kingdom was 11.0% for the nine months ended  June 30, 2013, compared to the same period in the prior fiscal year, consisting of 11.6% organic growth reduced by 0.6% related to foreign currency translation. Excluding the revenues resulting from the acquisition of the assets of Micro during the month of October 2012, revenues in the United States attributable to existing customers represented approximately 58% of the growth in revenues, and revenues attributable to new customers represented approximately 42% of the growth in revenues during the nine months ended  June 30, 2013.

Product sales to related party increased by 14.7% to $51,034 for the nine months ended June 30, 2013, from $44,494 for the nine months ended June 30, 2012.  Commissions increased 12.1% to $14,237 for the nine months ended June 30, 2013, from $12,699 for the nine months ended June 30, 2012. Commissions increased primarily due to an incentive recognized during the nine months ended June 30, 2013 that was not recognized during the nine months ended June 30, 2012.

Gross Profit.  Gross profit increased by 15.3% to $229,119 for the nine months ended June 30, 2013, from $198,651 for the nine months ended June 30, 2012.  The change in gross profit is primarily a result of increased total revenues as discussed above.  Gross profit as a percentage of total revenues was 13.1% for the nine months ended June 30, 2013, compared to 13.0% for the nine months ended 2012.  Gross profit as a percentage of total revenues was impacted by an improvement in vendor rebates as a percentage of total revenues, offset in part by a decrease in product margin.  Vendor rebates for the nine months ended June 30, 2013 increased by approximately $6,858 compared to the nine months ended June 30, 2012, primarily due to the timing of manufacturer rebate programs and growth in revenues.

Selling, General and Administrative (“SG&A”).  SG&A expenses increased 14.3% to $143,820 for the nine months ended June 30, 2013, from $125,799 for the nine months ended June 30, 2012.  The increase in SG&A expenses was primarily due to an increase in compensation and benefit costs and Micro expenses for the month of October 2012.  SG&A expenses as a percentage of total revenues were 8.3% for each of the nine months ended June 30, 2013 and 2012.

Depreciation and Amortization. Depreciation and amortization increased 10.6% to $7,450 for the nine months ended June 30, 2013, from $6,739 for the nine months ended June 30, 2012.  The increase was primarily related to the acquisition of Micro and PCI.

Income Tax Expense. Our effective tax rate for the nine months ended June 30, 2013 and 2012 was 37.7% and 38.3%, respectively.  The decrease was primarily due to a change in our estimates related to state taxes.

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

We generally extend some level of credit to our customers without requiring collateral, which exposes us to credit risk. If customers’ cash flow or operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain other sources of credit, they may not be able to pay or may delay payment to us, or in some cases may return products to us. Any inability of current and/or potential customers to pay us for our products and/or services due to their deteriorating financial condition or otherwise may adversely affect our results of operations and financial condition. Volatility in commodity prices, such as milk, corn, grain and feeder cattle, and deteriorating economic conditions can have a significant impact on the financial results of our customers. In the United Kingdom, we rely on a smaller number of relatively larger customers than does our business in the United States.  These customers in the aggregate accounted for 13.7% and 18.1% of our consolidated accounts receivable balance as of June 30, 2013 and December 31, 2012, respectively, and one significant customer accounted for 3.0% and 7.6% of our consolidated accounts receivable balance as of June 30, 2013 and December 31, 2012, respectively.  We continually assess our customers’ ability to pay us and adjust our allowance for doubtful accounts, as necessary.

Capital Resources.  On November 1, 2011, MWI Co. as borrower, entered into a Third Amendment to Credit Agreement (the “Third Amendment,” or “revolving credit facility”) with MWI Veterinary Supply, Inc. and Memorial Pet Care, Inc., as guarantors, and Bank of America, N.A. and Wells Fargo Bank, N.A. as lenders (collectively, the “Lenders”), amending the Credit Agreement dated December 13, 2006, and as amended from time to time, by and among MWI Co., MWI Veterinary Supply, Inc., Memorial Pet Care, Inc. and the Lenders (the  “Credit Agreement”).  The Third Amendment allows for an aggregate revolving commitment of the Lenders under the Credit Agreement of $150,000 and a maturity date of November 1, 2016.  Under the Third Amendment, the margin on variable interest rate borrowings ranges from 0.95% to 1.50%.  The commitment fee under the Third Amendment ranges from 0.15% to 0.25% depending on the funded debt to EBITDA ratio.  The variable interest rate is equal to the Daily LIBOR Floating Rate or the LIBOR 1-month, 2-month, 3-month or 6-month fixed rate (at MWI Co.’s option) plus the margin.  The facility contains financial covenants, including a fixed charge ratio and a funded debt to EBITDA calculation.  We were in compliance with all of the covenants as of June 30, 2013 and September 30, 2012.  Our outstanding balance on the revolving credit facility at June 30, 2013 was $11,500, and the interest rate was 1.08% as of June 30, 2013.

On March 15, 2013, Centaur Services Limited (“Centaur”) entered into a First Amendment (the “Amendment”) to the unsecured revolving line of credit facility (the “Sterling Revolving Credit Facility”) dated November 5, 2010 with Wells Fargo Bank, N.A. London Branch (“Wells Fargo”). The Amendment increases the maximum loan amount of the Sterling Revolving Credit Facility to £20,000, an increase of £7,500, and extends the term of the facility to November 1, 2016.  Interest is based on LIBOR for the applicable interest period plus an applicable margin of .95% to 1.50% and the commitment fee ranges from .15% to .25%, depending on our funded debt to EBITDA ratio. The facility contains financial covenants requiring Centaur to maintain a minimum tangible net worth of £5,000.  As of June 30, 2013 and September 30, 2012, Centaur was in compliance with the covenant.  Our outstanding balance on the sterling revolving credit facility at June 30, 2013 was £185 or $281, and the interest rate was 1.44% as of June 30, 2013.

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

Operating Activities.  For the nine months ended June 30, 2013, cash provided by operations was $60,470 and was primarily attributable to net income of $48,632.  Cash flow from operations benefited during the quarter ended June 30, 2013 due to the timing of payments for inventory that was purchased ahead of price increases during the previous quarter ended March 31, 2013.

For the nine months ended June 30, 2012, cash provided by operations was $5,378 and was primarily attributable to net income of $40,877 offset by changes in working capital which was used to accommodate the growth in revenues and strategic inventory purchases.

Investing Activities.  For the nine months ended June 30, 2013, net cash used in investing activities was $24,986.  We paid $17,006 in cash for the acquisition of substantially all of the assets of PCI Animal Health. Additionally, we paid for capital expenditures of $7,845 which primarily related to equipment purchased for our move into a new distribution center in Shakopee, Minnesota and technology and equipment purchases.

For the nine months ended June 30, 2012, net cash used in investing activities was $59,006. We paid $53,720 in cash for the acquisition of the assets of Micro. Additionally, we paid for capital expenditures of $4,766 primarily related to information technology and our new distribution center in Harrisburg, Pennsylvania.

Financing Activities.  For the nine months ended June 30, 2013, net cash used in financing activities was $35,291, which was primarily due to net payments of $35,888 on our revolving credit facilities.  Our revolving credit facilities are used to fund strategic acquisitions, capital expenditures and meet our working capital requirements.

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

We are exposed to foreign currency risk due to our U.K. subsidiary Centaur.  A hypothetical 10% change in the value of the U.S. dollar in relation to the British Pound, which is the Company’s most significant foreign currency exposure, would have changed net sales for the three months ended June 30, 2013 by approximately $7,400. This amount is not indicative of the hypothetical net earnings impact due to the partially offsetting impact of the currency exchange movements on cost of sales and operating expenses.

The interest payable on our revolving credit facilities is based on variable interest rates and is affected by changes in market interest rates. The outstanding balance on the revolving credit facility in the United States as of June 30, 2013 was $11,500.  The outstanding balance on the revolving credit facility in the United Kingdom as of June 30, 2013 was $281.  If there had been a combined balance on the revolving credit facility of $180,000, which is the approximate maximum available amount on the facilities based on the foreign currency rates as of June 30, 2013, a change of 10% from the interest rates as of June 30, 2013 would have changed interest by $51 for the three months ended June 30, 2013.

Item 4.  Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of June 30, 2013.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The table below provides information concerning our repurchase of shares of our common stock during the three months ended June 30, 2013.

Issuer Purchases of Equity Securities

				Total Number of	Maximum Number (or
	Total			Shares Purchased	Approximate Dollar
	Number		Average	as Part of Publicly	Value) of Shares that May
	of Shares		Price Paid	Announced Plans	Yet Be Purchased Under
Period	Purchased		per Share	or Programs	the Plans or Programs
April 1 to April 30, 2013	—		$—	—	—
May 1 to May 31, 2013	169	(1)	116.83	—	—
June 1 to June 30, 2013	70	(1)	121.52	—	—
Total	239		$118.20	—	—

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

MWI Veterinary Supply, Inc.
(Registrant)

Date: July 29, 2013	/s/ Mary Patricia B. Thompson
Mary Patricia B. Thompson
Senior Vice President of Finance and Administration, Chief Financial Officer