Form 10-K
period 2013-09-30
MWI Veterinary Supply, Inc.
filed 2013-11-27
CIK 1323974

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2013
Commission file number 000-51468
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

MWI VETERINARY SUPPLY, INC.

(Exact name of registrant as specified in its Charter)

Delaware	02‑0620757
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
3041 W Pasadena Dr
Boise, ID	83705
(Address of Principal Executive Offices)	(Zip Code)

(208) 955-8930
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE SECURITIES EXCHANGE ACT OF 1934:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The Nasdaq Stock Market, LLC

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☒

As of March 31, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,609,000,000.  Shares of common stock held by each executive officer and director and by each person who owns 10% or more of our outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of November 15, 2013 was 12,851,474.

Documents Incorporated by Reference

Listed hereunder are the documents, any portions of which are incorporated by reference and the Parts of this Form 10‑K into which such portions are incorporated:

1.The registrant’s definitive proxy statement for use in connection with the Annual Meeting of Stockholders to be held on or about February 12, 2014 to be filed within 120 days after the registrant’s fiscal year ended September 30, 2013, portions of which are incorporated by reference into Part III of this Form 10-K.

MWI VETERINARY SUPPLY, INC.
FORM 10-K
TABLE OF CONTENTS

PART I

Cautionary Statement for Purposes of “Safe Harbor Provisions” of the Private Securities Litigation Reform Act of 1995

This annual report on Form 10-K contains forward‑looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about our beliefs and expectations, are forward‑looking statements. Forward‑looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend” and similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, our business strategy and means to implement our strategy, our objectives, the amount and timing of capital expenditures, the likelihood of our success in expanding our business, financing plans, budgets, working capital needs and sources of liquidity.

Forward‑looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward‑looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward‑looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward‑looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

•	the impact of vendor consolidation on our business;
•	changes in or availability of vendor contracts or rebate programs;
•	vendor rebates based upon attaining certain growth goals;
•	transitional challenges associated with acquisitions, including the failure to retain customers and the disproportionate demands on management resources to integrate acquired businesses;
•	financial risks associated with acquisitions and investments;
•	changes in the way vendors introduce/deliver products to market;
•	seasonality;
•	competition;
•	possible changes in the use of feed additives (antibiotics, growth promotants) used in production animal products due to trade restrictions, animal welfare and/or government regulations;
•	an outbreak of foodborne diseases in production animal products;
•	inability to ship products to the customer as a result of technological or shipping disruptions;
•	the recall of a significant product by one of our vendors;
•	risks associated with our international operations;
•	an outbreak of infectious disease in animals;
•	extended shortage or backorder of a significant product by one of our vendors;
•	the impact of tightening credit standards and/or access to credit on behalf of our customers and suppliers;
•	a disruption caused by adverse weather (i.e. drought) or other natural conditions or disasters;
•	exclusivity requirements with certain vendors that may prohibit us from distributing competing products manufactured by other vendors or margin reductions if we become a non-exclusive distributor;
•	the impact of general economic trends on our business;
•	our intellectual property rights may be inadequate to protect our business;
•	the timing and effectiveness of marketing programs or price changes offered by our vendors;
•	the timing of the introduction of new products and services by our vendors;
•	unforeseen litigation;
•	the ability to borrow on our revolving credit facility, extend the terms of our revolving credit facility or obtain alternative financing on favorable terms or at all; and
•	risks from potential increases in variable interest rates.

Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the Securities and Exchange Commission (“SEC”), we are under no obligation to publicly update or revise any forward‑looking statements, whether as a result of any new information, future events or otherwise. You should not place undue reliance on our forward-looking statements.  Although we believe that the expectations reflected in the forward‑looking statements are reasonable, we cannot guarantee future results or performance.

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

Item 1.Business.

General

Our business commenced operations as part of a veterinary practice in 1976 and was incorporated as MWI Drug Supply, Inc., an Idaho corporation, in 1980. MWI Drug Supply, Inc. was acquired by Agri Beef Co. (“Agri Beef”) in 1981. MWI Veterinary Supply Co. (“MWI Co.”) was incorporated as an independent subsidiary of Agri Beef in September 1994. Effective June 18, 2002, MWI Holdings, Inc. was formed by Bruckmann, Rosser, Sherrill & Co. II, L.P. for the sole purpose of acquiring all of the outstanding stock of MWI Co. from Agri Beef. As a result of this transaction, MWI Co. became a wholly‑owned subsidiary of MWI Holdings, Inc. On April 21, 2005, we changed our name from MWI Holdings, Inc. to MWI Veterinary Supply, Inc.  References in this report to “we,” “us,” “our,” and “MWI” refer to MWI Veterinary Supply, Inc. unless otherwise indicated.  Unless otherwise indicated, all statistical information provided about our business in this report is as of September 30, 2013.

We are a leading distributor of animal health products to veterinarians across the United States and the United Kingdom. Our growth has primarily been from internal growth initiatives and, to a lesser extent, selective acquisitions, including the following transactions.

•

In February 2010, we acquired the outstanding share capital of Centaur Services Limited (“Centaur”).  Based in Castle Cary, England, Centaur is a supplier of animal health products to veterinarians in the United Kingdom.

•

In March 2011, we acquired substantially all of the assets of Nelson Laboratories Limited Partnership (“Nelson”), a distributor of animal health products to over 1,100 veterinary practices, primarily in the Midwestern United States.

•

In October 2011, we acquired substantially all of the assets of Micro Beef Technologies, Ltd. (“Micro”), a value-added distributor to the production animal market, including the distribution of micro feed ingredients, pharmaceuticals, vaccines, parasiticides, supplies, and other animal health products.  In addition, as a result of the Micro transaction, we now offer proprietary, computerized management systems for the production animal market.

•

In December 2012, we purchased substantially all of the assets of Prescription Containers, Inc. (“PCI Animal Health”), a distributor of companion animal health products primarily to veterinary practices, primarily in the Northeastern United States.

•

On November 1, 2013, we acquired substantially all of the assets of IVESCO Holdings, LLC (“IVESCO”),  a value-added distributor of animal health and related products to veterinarians, food animal producers and dealers in the United States.

Products we sell include pharmaceuticals, vaccines, parasiticides, diagnostics, micro feed ingredients, supplies, specialty products, veterinary pet food, capital equipment and nutritional products. We market these products to customers in both the companion animal and production animal markets. As of September 30, 2013, we had a sales force of 500 people covering the United States and a sales force of 27 people in the United Kingdom. We also offer our customers a variety of value‑added services, including our e-commerce platform, technology management systems, pharmacy fulfillment, inventory management system, equipment procurement consultation, special order fulfillment, educational seminars and pet cremation, which we believe closely integrates us with our customers’ day-to-day operations and provides them with meaningful incentives to continue ordering from us.

We estimate that approximately 59% of our total revenues in the United States have been generated from sales to the companion animal market and 41% from sales to the production animal market.  Including the gross billings from agency commissions which are excluded from our total revenues in order to comply with generally accepted accounting principles, we estimate that in the United States approximately 64% of our total revenues have been generated from sales to the companion animal market and 36% from sales to the production animal market.  In the United Kingdom, we estimate that approximately two-thirds of our total revenues have been generated from sales to the companion animal market and one-third from sales to the production animal market.

Geographic Information

Revenues and long-lived assets by geographic region are as follows (in thousands):

	2013	2012	2011
Revenues for the fiscal years ended September 30
United States	$2,032,260	$1,776,414	$1,304,794
International (United Kingdom)	315,225	298,732	260,546
Total	$2,347,485	$2,075,146	$1,565,340

Long-lived assets as of September 30
United States	$32,881	$29,001	$18,953
International (United Kingdom)	6,302	6,783	6,256
Total	$39,183	$35,784	$25,209

Industry Overview

According to Sundale Research (“Sundale”), animal health product sales in the United States for calendar year 2012 were approximately $8.3 billion based on prices at the manufacturers’ level. The market for animal health products in the United States is a mix of products sold for companion and production animals. Companion animals include dogs, cats, horses and other pets, while production animals include cattle, swine, poultry and other food-producing animals. Sundale estimates that companion animal products accounted for 57% of the total market for animal health products in the United States in calendar year 2012.  According to the GfK Vetrak UK market survey in October 2013 that compiles revenue statistics, animal health product sales in the United Kingdom for our fiscal year ended September 30, 2013 was approximately £817 million.

Historically, the growth in the companion animal market has been due to the increasing number of households with companion animals, an aging pet population, increased expenditures on animal health and preventative care, advancements in animal health products and extensive marketing programs sponsored by companion animal nutrition and pharmaceutical companies. Product sales in the production animal market are impacted by volatility in commodity prices such as milk, grains, livestock and poultry, changes in weather patterns (e.g. droughts or seasons of higher precipitation that determine how long cattle will graze and consequently the number of days an animal is on feed during a finishing phase) or a change in the general economy, which can shift the number of animals treated, the timing of when animals are treated, to what extent they are treated and which products they are treated with.  We support production animal veterinarians with a broad range of products and value-added services. Historically, sales in this market have been largely driven by spending on animal health products to improve productivity, weight gain and disease prevention, as well as a growing focus on food safety.  We believe that these growth factors have been mitigated by the downward influence of generic drugs on pricing.

Veterinarians are one of the primary purchasers of animal health products, particularly in the companion animal market. As of December 31, 2012, according to the American Veterinary Medical Association, or AVMA, there were more than 64,000 veterinarians in private practice nationwide. According to the statistics from the Royal College of Veterinary Surgeons, there are approximately 17,000 veterinarians in private practice in the United Kingdom, with a total of approximately 5,000 veterinary outlets.  We believe that distributors play a vital role for veterinary practices by providing access to a broad selection of products through a single channel and helping them efficiently manage their inventory levels. Distributors also offer vendors substantial value by providing cost-effective access to a highly fragmented and geographically diverse customer base.

Competitive Strengths

We believe that our strengths include:

•

Leading Distributor to Veterinarians. While most of our products are available from several sources and our customers typically have relationships with several distributors, we have achieved this position primarily through internal growth. We believe that our broad product offering, competitive pricing, superior customer service, rapid product fulfillment and value‑added services provide meaningful incentives for our customers to continue ordering from us.  Our value-added services include our e-commerce platform, technology and information systems and pharmacy fulfillment programs.  Our pharmacies provide an efficient way for our customers to order prescription products in a cost effective, efficient manner while ensuring that they adhere to the strict regulations for these products.

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

•

Strong, Established Relationships with Veterinarians and Vendors. Our ability to serve as a single source for most of our customers’ animal health product needs has enabled us to develop strong and long-term customer relationships. For more than seventeen years we have maintained distribution arrangements with Banfield, The Pet Hospital (“Banfield”), the nation’s largest private veterinary practice, and with our non-controlled affiliate, Feeders’ Advantage, L.L.C. (“Feeders’ Advantage”), a related party and a buying group composed of several of the largest cattle feeders in the United States. Since we currently do not manufacture the vast majority of the products we sell, we are dependent on our vendors for the supply of our products. While our vendors often have relationships with multiple distributors, we have long-term relationships with many of our key vendors including Boehringer Ingelheim, Elanco, IDEXX Laboratories, Merck, Merial, Vedco and Zoetis.

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

Increase Sales to Existing Customers. We believe that veterinary practices typically purchase animal health products from multiple distributors in the United States. For our fiscal year ended September 30, 2013, our average annual product sales per veterinary practice served in the United States was approximately $56,000.  We intend to increase our share of these purchases by utilizing our proprietary customer database to focus our marketing efforts, expanding our sales force, selectively adding products to our portfolio and increasing and expanding the value-added services we provide to our customers. By increasing the dollar value of purchases made by each customer as well as their average order size, we intend to increase our profitability. Competition for hiring sales representatives who have existing customer relationships is intense and we focus on retaining valued members of our staff who have demonstrated the skills needed to successfully market our products and services. If we fail to hire or retain a sufficient number of qualified sales professionals, it could adversely impact our business.  Veterinary practices typically purchase the majority of their animal health products from one wholesaler in the United Kingdom.

Expand Business Assistance Services for Veterinarians. We intend to enhance our customer relationships by expanding our business assistance services for veterinarians. These value-added services include, among others, our e-commerce platform, technology management systems, pharmacy fulfillment, inventory management system, equipment procurement consultation, special order fulfillment, educational seminars and pet cremation.

Increase the Total Number of Customers. We intend to add new customers by increasing the number and productivity of our sales representatives, selectively acquiring other animal health distributors and expanding distribution centers. We believe the greatest opportunities to add new customers are in the Northeastern, Midwestern and Southeastern regions of the United States and abroad.

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

Products

During fiscal year 2013 in the United States, we sold more than 41,000 products, of which over 19,000 are stocked in our distribution centers, sourced from over 700 vendors. During fiscal year 2013 in the United Kingdom, we sold approximately 22,000 products, of which nearly 12,000 are stocked in our distribution center, sourced from approximately 400 vendors.  For our fiscal year ended September 30, 2013, our product revenues in the United States were comprised of approximately 34% pharmaceutical products, 15% vaccine products, 13% parasiticide products, 9% micro feed ingredients, 8% diagnostic products, 3% capital equipment products and 18% of other supplies. In addition, we sell over 800 products in the United States under agency agreements with our vendors.

Under an agency agreement, we typically solicit orders and provide customer service for a commission, while the vendor stocks and ships the products. Including gross billings from agency contracts, for our fiscal year ended September 30, 2013, our product revenues in the United States were comprised of approximately 31% pharmaceutical products, 13% vaccine products, 21% parasiticide products, 8% micro feed ingredients, 7% diagnostic products, 2% capital equipment products and 18% of other supplies.  We also have available on special order approximately 18,000 products in the United States that we do not normally stock in our warehouses. We continually seek to update and improve the range of products we offer to address our customer requirements.  For our fiscal year ended September 30, 2013, our product revenues in the United Kingdom were comprised of approximately 75% pharmaceuticals (which include vaccines and parasiticides), 20% pet foods and 5% other consumable supplies.

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

Value‑Added Services

We offer our customers a variety of value‑added services, which we believe closely integrate us with our customers’ day-to-day operations and provide them with meaningful incentives to continue ordering from us. These services include the following:

Service	Description
E‑commerce platform	On‑line ordering system that provides information to veterinary practices on products, vendor programs and purchasing history
Pharmacy fulfillment

Shipment of prescription production and companion animal health products to end‑users in the United States on behalf of veterinarians from our six licensed pharmacies located in Amarillo, Texas; Edwardsville, Kansas; Elizabethtown, Pennsylvania; Whitestown, Indiana; Nampa, Idaho; and Shakopee, Minnesota and a licensed veterinary food-animal drug retailer in Visalia, California

Inventory management system	Flexible system that facilitates counting, maintaining and ordering inventory in veterinary practices
Technology management systems	Comprehensive feed, health, information and production management systems including micro ingredient machines, health management systems and age and source verification
Equipment procurement consultation	Consultation and demonstrations provided by our dedicated capital equipment specialists in the United States
Special order fulfillment	Procurement and shipment of approximately 18,000 unique products in the United States that we do not normally stock in our warehouses
Educational seminars	Seminars for our customers covering business and medical topics, frequently sponsored in conjunction with our vendors
Pet cremation	Facility in Idaho that serves veterinary practices and their clients by providing cremation services

Customers

As of September 30, 2013, we served a vast majority of the veterinary practices and producers located throughout the United States and approximately one-third of the veterinary practices in the United Kingdom. These veterinary practices are typically small, privately-held businesses that we believe place at least one order per week to avoid storing and managing large volumes of supplies. We believe that these veterinary practices usually purchase animal health products from multiple distributors. We seek to be the principal provider of animal health products to our customer base.

We maintain a diverse and stable customer base. Independent veterinary practices have historically accounted for approximately 87% of our product sales. Also, for more than seventeen years, we have maintained distribution arrangements with Banfield, the nation’s largest private veterinary practice with over 800 veterinary hospitals, and our non-controlled affiliate, Feeders’ Advantage, a buying group composed of several of the largest cattle feeders in the United States. We typically do not enter into long-term contracts with our independent veterinary customers.

We are a party to three written agreements with Banfield, an Agreement for Product Purchases, an Agreement for Logistics Services and an Agreement for Home Delivery Logistics Services.  The Agreement for Product Purchases and Agreement for Logistic Services are effective through November 30, 2014. The Agreement for Home Delivery Logistics Services has an initial term extending through March 15, 2014.  Each Banfield agreement automatically renews annually unless terminated by either party. The agreements can be terminated by either party during the term with or without cause upon 150 days prior written notice. These contracts provide that we will be the supplier of logistics to Banfield, and these agreements govern the pricing, shipping and other terms and conditions under which we sell our products and provide logistics to Banfield.

Sales and Marketing

Our sales and marketing strategies are designed to establish and maintain strong customer relationships through personal visits by field sales representatives, frequent telesales contact and direct marketing, emphasizing our broad product lines, competitive pricing, efficient ordering capabilities, high levels of customer support and service and other value‑added services. The key elements of our sales and marketing strategy are:

•Field Sales Representatives: Our sales force in the United States is a key component of our value-added approach.  Due to the fragmented nature of the animal health products market, we believe that a large sales force is vital to effectively support existing customers and target potential customers. As of September 30, 2013, we had 324 field sales personnel throughout the United States. Our field sales representatives educate customers on new veterinary products, assist in product selection and purchasing and offer inventory management solutions. Once a field sales representative has established a relationship with a customer, the field sales representative encourages the customer to use our telesales representatives and online ordering capabilities for day-to-day customer needs. Field sales representatives work under the supervision of regional sales managers within an assigned sales territory to ensure effective communication and timely sales calls with customers. Our field sales representatives complement our telesales and direct marketing efforts and enable us to better market, service and support the sale of our products and services. Our field sales representatives are employees of our Company and are compensated with a combination of salaries and commissions.  The sales staff for Centaur does not actively promote products to the veterinarians, but rather sells products and maximizes the logistics services that Centaur provides.

•Telesales: We support our field sales representatives and direct marketing efforts with telesales representatives in nine call centers covering the United States. As of September 30, 2013, we had 176 telesales representatives in the United States. Telesales representatives work as partners with our field sales representatives, providing a dual coverage approach for individual customers. Telesales representatives process orders and generate new sales through frequent and direct contact with customers. Telesales representatives are responsible for assisting customers with ordering, purchasing decisions and general questions. Telesales representatives utilize our customized order entry system to process customer orders, access pricing, availability and promotional information about products, and research customer preferences and order history. Our call centers are connected by our telecommunications system which enables them to operate as one virtual call center.

•Direct Marketing: We market to existing and potential customers by distributing product catalogs and monthly magazines. We publish a small animal catalog, a livestock catalog and an equine catalog. These catalogs include detailed descriptions and specifications of our products and are often used as a reference tool by our customers and sales force. We also promote our products and services in our monthly magazine, Messenger, which our field sales representatives use as a tool to educate customers on product and vendor programs. Additional marketing tools that we utilize include specialty catalogs, customer loyalty programs, specific product and vendor programs, flyers, faxes, emails and other promotional materials. For the fiscal year ended September 30, 2013, we distributed over 1 million pieces of direct marketing materials to existing and potential customers.  We also participate in international, national and regional trade shows to extend our customer reach and enhance customer interaction.

•E-Commerce Platform: We provide on-line ordering, valuable business information and value-added services to veterinarians via our primary Internet site in the United States, www.mwivet.com, our Internet site in the United Kingdom, www.centaurweb.co.uk, and customized Internet sites that we maintain for two of our largest customers, Banfield and Feeders’ Advantage. Customers can use our Internet sites to order products, learn more about product and vendor programs, print forms needed for their veterinary practice, review their historical purchases and manage their inventory.  For our fiscal years ended September 30, 2013, 2012 and 2011, approximately 43%, 39% and 36%, respectively, of our product sales in the United States, excluding revenues related to Micro, were generated through orders placed over the Internet.  In the United Kingdom, over 96% of our orders are placed electronically.

Product Sourcing

We currently do not manufacture the vast majority of our products and are dependent on vendors for our supply of products. We believe that effective purchasing is a key factor in maintaining our position as a leading provider of animal health products. We regularly assess our purchasing needs and our vendors’ product offerings and prices to obtain products at favorable prices. While we purchase products from many vendors and there is generally more than one vendor for most animal health product categories, our concentration of aggregate purchases with key vendors is significant. In the United States, our ten largest vendors accounted for approximately 70% of our revenues for the fiscal year ended September 30, 2013 and 71% of our revenues for each of the fiscal years ended September 30, 2012 and 2011. Zoetis supplied products that accounted for approximately 20% of our revenues for our fiscal years ended September 30, 2013 and 2012 and 24% of our revenues for our fiscal year ended September 30, 2011.  Of the Zoetis supplied products, production animal products under a livestock products agreement accounted for approximately 10%, 11% and 13% of our revenues for our fiscal years ended September 30, 2013, 2012 and 2011, respectively. Merck (formerly known as Intervet/Schering-Plough), supplied products that accounted for approximately 14%, 15% and 11% of our revenues for our fiscal years ended September 30, 2013, 2012 and 2011, respectively.  Merial Limited (“Merial”), a subsidiary of Sanofi-Aventis, supplies the majority of their products to us under an agency relationship.  Commission revenue generated from Merial products accounted for approximately 50%, 52% and 47% of total commission revenues for our fiscal years ended September 30, 2013, 2012 and 2011, respectively.

There are two major types of transactions that can affect the flow of our products from our vendors, through us, to our customers. The method of selling products to veterinarians is dictated by our vendors. Traditional “buy/sell” transactions, which account for the vast majority of our business, involve the direct purchase of products by us from vendors, which we manage and typically store in our warehouses. A customer places an order with us, and the order is then picked, packed, shipped and invoiced by us to our customer, followed by payment from our customer to us.

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

We have written agreements with approximately 40 of our vendors. Our vendor agreements are typically terminable by either party without cause on short notice.

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

Distribution

As of September 30, 2013, we distributed our products from thirteen strategically located distribution centers throughout the United States and one in the United Kingdom.  During our fiscal year 2013, we moved into a new distribution center in Shakopee, Minnesota. During our fiscal year 2012, we completed the move of our distribution center near Harrisburg, Pennsylvania to a larger facility in Elizabethtown, Pennsylvania.

We maintain inventory levels in our warehouses appropriate to satisfy customer demand for prompt delivery and fulfillment of their product orders. Inventory levels are managed on a daily basis through our information systems. In order to meet the rapid delivery requirements of our customers, we offer next-day delivery service on most of the products we stock in our warehouses. We estimate that during the fiscal year ended September 30, 2013, we shipped same day from our warehouses approximately 99% of the dollar value of orders placed by our customers. We currently ship the majority of our orders in the United States through United Parcel Service, Inc. (“UPS”) with the balance of our orders being shipped by our own delivery trucks, local carriers, regional carriers and other national carriers.  Products shipped out of the Centaur and Micro facilities are primarily shipped by our own delivery trucks.

Competition

The distribution and manufacture of animal health products is highly competitive. We compete with numerous vendors and distributors based on customer relationships, service and delivery, product selection, price and e-commerce capabilities. Manufacturers have also invested heavily in the animal health industry by developing direct sales capabilities, which has intensified competition.  Most of our products are available from several sources, including other distributors and vendors, and our customers tend to have relationships with several distributors. In addition, our competitors could obtain exclusive rights to distribute certain products, eliminating our ability to distribute those products. Consolidation in the veterinary distribution business could result in existing competitors increasing their market share, which could give them greater pricing power, decrease our revenues and profitability, and increase the competition for customers. Our primary competitors in the United States include the following:

•	Animal Health International, Inc.;
•	Henry Schein Animal Health;
•	Midwest Veterinary Supply;
•	Patterson Veterinary;
•	other national, regional, local and specialty distributors; and
•	manufacturers with direct sales capabilities.

The role of the animal health product distributor has changed dramatically during the last decade. Successful distributors are increasingly providing value‑added services in addition to the products they have traditionally provided. We believe that to remain competitive we must continue to add value to the distribution channel, while removing unnecessary costs associated with product movement.

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

Employees

As of September 30, 2013, we had 1,500 employees across the United States and 232 employees in the United Kingdom. We have not experienced a shortage of qualified personnel in the past, and believe that we will be able to attract such employees in the future. None of our employees are a party to a collective bargaining agreement, and we consider our relations with our employees to be good.

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

Executive Officers of the Registrant

The following table sets forth the names, ages and titles, as well as a brief account of the business experience of each person who was an executive officer of the Company as of the date of the filing:

The following table sets forth the names, ages and titles, as well as a brief account of the business experience, of each person who was an executive officer of the Company as of the date of the filing:

Name	Age	Title
James F. Cleary, Jr.	50	Board Director, President and Chief Executive Officer
Mary Patricia B. Thompson	50	Senior Vice President of Finance and Administration, Chief Financial Officer
Jeffrey J. Danielson	53	Vice President of Sales
John J. Francis	60	Vice President and General Manager of the Specialty Resources Group
Bryan P. Mooney	45	Vice President of Operations
Kevin W. Price	45	Vice President of Inventory Management
John R. Ryan Alden J. Sutherland Jeremy C. Ouchley	44 50 37	Vice President of Marketing Vice President and Chief Information Officer Vice President and General Counsel

James F. Cleary, Jr. has served as President since March 2000 and Chief Executive Officer since June 2002. Mr. Cleary has also been a member of the board of directors since June 2002. He joined MWI in January 1998 as Director of National Accounts and was promoted to Vice President of Demand Generation in 1999. Mr. Cleary was Vice President of Agri Beef, MWI’s former parent, from 1996 to 1998. From 1990 to 1996, Mr. Cleary was employed in management positions with Morrison Knudsen Corporation and its affiliate MK Rail Corporation. Mr. Cleary graduated from Dartmouth College in 1985 with a Bachelor of Arts in Economics and received his Masters of Business Administration from Harvard Business School in 1990. Mr. Cleary is also a member of the Board of Managers of Feeders’ Advantage, L.L.C.

Mary Patricia B. Thompson, CPA has served as Senior Vice President of Finance and Administration, Chief Financial Officer since August 2006, with oversight of finance, regulatory compliance, inventory management, information technology, and human resources.  Prior to August 2006, Ms. Thompson had been the Vice President, Secretary and Chief Financial Officer since June 2002. Ms. Thompson joined Agri Beef in 1989 as the Feedlot and Commodity Division Controller. In September 1991, Ms. Thompson was promoted to Controller of MWI Co., then a wholly-owned subsidiary of Agri Beef. Prior to joining Agri Beef, Ms. Thompson worked for Arthur Andersen LLP from 1985 to 1989, where she provided auditing and accounting services. Ms. Thompson graduated from the University of Idaho in 1985, summa cum laude, with a Bachelor of Science in Accounting. Ms. Thompson is a licensed Certified Public Accountant in the state of Idaho. Ms. Thompson is a member of the board of directors and past-president of the American Veterinary Distributors Association.  Ms. Thompson is also a member of the University of Idaho College of Business and Economics Advisory Board.

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

John J. Francis has served as Vice President and General Manager of the Specialty Resources Group since September 2006.  Prior to joining MWI, Mr. Francis worked for Webster Veterinary Supply as the Vice President of Sales from April 2004 to September 2006.  Mr. Francis was the Key Account Manager of Excel, a division of Cargill, Inc., from June 2002 to April 2004 and was the Vice President of Sales for Future Beef based in Parker, Colorado, from May 2000 to May 2002. From 1990 until 2000, Mr. Francis served as General Manager and then President of MWI Co. Mr. Francis graduated from Michigan State University in 1975 with a Bachelor of Science in Animal Husbandry and holds a Master of Science in Animal Science obtained in 1977 from the University of Illinois.  Mr. Francis is a member of the board of directors of Vedco, Inc.

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

Jeremy C. Ouchley joined MWI in October 2013 as Vice President and General Counsel.  Prior to joining MWI, he served as Business Unit Counsel for McKesson Corporation from December 2010 to September 2013. From March 2007 to December 2010, he served as Associate General Counsel – Business Development of US Oncology, Inc., and as Senior Counsel from February 2006 to March 2007.  Previously, Mr. Ouchley practiced corporate and securities law with Baker Botts LLP from September 2002 to February 2006. Mr. Ouchley received his JD from the University of Texas School of Law in 2002, with honors, and received his Bachelors of Business Administration, summa cum laude, from the University of Louisiana at Monroe in 1998.

Item 1A.Risk Factors.

In addition to the factors discussed elsewhere in this Form 10‑K, the following are important factors which could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of the Company.

Our operating results may fluctuate due to factors outside of management’s control.

Our future revenues and results of operations may significantly fluctuate due to a combination of factors, many of which are outside of management’s control. The most notable of these factors include:

•	the impact of vendor consolidation on our business;
•	changes in or availability of vendor contracts or rebate programs;
•	vendor rebates based upon attaining certain growth goals;
•	transitional challenges associated with acquisitions, including the failure to retain customers and the disproportionate demands on management resources to integrate acquired businesses;
•	financial risks associated with acquisitions and investments;
•	changes in the way vendors introduce/deliver products to market;
•	seasonality;
•	competition;
•	possible changes in the use of feed additives (antibiotics, growth promotants) used in production animal products due to trade restrictions, animal welfare and/or government regulations;
•	an outbreak of foodborne diseases in production animal products;
•	inability to ship products to the customer as a result of technological or shipping disruptions;
•	the recall of a significant product by one of our vendors;
•	risks associated with our international operations;
•	an outbreak of infectious disease in animals;
•	extended shortage or backorder of a significant product by one of our vendors;
•	the impact of tightening credit standards and/or access to credit on behalf of our customers and suppliers;
•	a disruption caused by adverse weather (i.e. drought) or other natural conditions or disasters;
•	exclusivity requirements with certain vendors that may prohibit us from distributing competing products manufactured by other vendors or margin reductions if we become a non-exclusive distributor;
•	the impact of general economic trends on our business;
•	our intellectual property rights may be inadequate to protect our business;
•	the timing and effectiveness of marketing programs or price changes offered by our vendors;
•	the timing of the introduction of new products and services by our vendors;
•	unforeseen litigation;
•	the ability to borrow on our revolving credit facility, extend the terms of our revolving credit facility or obtain alternative financing on favorable terms or at all; and
•	risks from potential increases in variable interest rates.

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

The loss of one or more of our key vendors, a material reduction in their supply of products to us or material changes in the terms we obtain from them could have a material adverse effect on our business.

We currently do not manufacture the vast majority of our products and are dependent on our vendors for our supply of products.  We maintain written agreements with many of our vendors, but most agreements are terminable by either party without cause on short notice.  Our ten largest vendors accounted for approximately 70% of our revenues for the fiscal year ended September 30, 2013 and 71% of our revenues for each of the fiscal years ended September 30, 2012 and 2011. Zoetis supplied products that accounted for approximately 20% of our revenues for our fiscal years ended September 30, 2013 and 2012 and 24% of our revenues for our fiscal year ended September 30, 2011. Of the Zoetis supplied products, production animal products under a livestock agreement accounted for approximately 10%, 11% and 13% of our revenues for our fiscal years ended September 30, 2013, 2012 and 2011, respectively.  Merck, formerly known as Intervet/Schering-Plough, supplied products that accounted for approximately 14%, 15% and 11% of our revenues for our fiscal years ended September 30, 2013, 2012 and 2011, respectively.  Merial, a subsidiary of Sanofi-Aventis, supplies the majority of their products under an agency relationship.  Commission revenue generated from Merial products accounted for approximately 50%, 52% and 47% of total commission revenues for our fiscal years ended September 30, 2013, 2012 and 2011, respectively.

Our ability to sustain our gross profits is dependent in part upon our ability to obtain favorable terms and access to new and existing products from our vendors. These terms may be subject to changes from time to time by vendors, such as changing from a “buy/sell” to an agency relationship, or from an agency to a “buy/sell” relationship, either of which could adversely affect our revenues and operating income.

Vendors may also choose to change the method in which products are taken to market.  For example, a vendor may change our relationship from a complete distribution provider, including logistics and sales support, to only a logistics provider or only a sales support provider.  A reduction in our role as a value-added service provider would result in reduced margins on product sales, which could have a material adverse effect on our business.

Our vendors may decide to compete with us by pursuing or increasing their efforts in direct marketing and sales of their products. These vendors could sell their products at lower prices and maintain a higher gross margin on their product sales than we can. In this event, veterinarians or animal owners may elect to purchase animal health products directly from these vendors.  Increased competition from any vendor of animal health products could significantly reduce our market share and adversely impact our financial results.

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

Consolidation among our vendors could be harmful to our business.

Vendor consolidation continues in the animal health industry, which is a trend that could harm our business.  For example, in 2009, Pfizer acquired Wyeth, including Fort Dodge, a division of Wyeth.  At the time of the acquisition, Pfizer and Fort Dodge were two of our largest vendors measured by revenues.  In 2013, Pfizer completed the spin off its animal health business as Zoetis, which is now our largest vendor, measured by revenues.

As vendors consolidate, they may use their increased market share as leverage to negotiate terms, such as pricing, that are materially less favorable than our current terms.  In addition, consolidated vendors may be more likely to sell directly to animal health customers. If vendors have difficulty integrating consolidated operations, product supply to us could be disrupted.  The occurrence of any of these events could materially adversely affect our net sales and profitability. There is also a possibility of product disruption as these companies integrate their operations which could adversely impact our financial results.  Further consolidation could result in our vendors further increasing their market share, which could give vendors greater pricing power and make it easier for such vendors to sell their products directly to animal health customers, both of which could decrease our net sales and profitability.

Difficulties with the integration of acquisitions or the improvement of the performance of acquired companies may impose substantial costs and delays and cause other unanticipated problems for us.

In connection with our growth strategy, we from time to time acquire other businesses that we believe will expand or complement our existing businesses and operations.  For example, on November 1, 2013, we acquired substantially all of the assets of IVESCO, a distributor of animal health and related products with eleven shipping locations across the United States.  Acquisitions involve a number of risks relating to our ability to integrate an acquired business into our existing operations. The process of integrating or improving the performance of the operations of an acquired business, particularly its personnel, could cause interruptions to our business. Some of the risks we face include:

•

the need to spend substantial operational and financial resources in integrating new businesses, technologies and products, and difficulties management may encounter in integrating or improving the performance of the operations, personnel or systems of the acquired business;

•	the need to spend a disproportionate amount of management resources on new acquisitions, potentially distracting management from other key business activities;
•	difficulties integrating the information technology systems of the businesses we acquire;
•	retention of key personnel, customers and vendors of the acquired business;
•	damage to relationships with customers, resulting in loss of customers;
•	regulatory issues with acquired operations or assets;
•	impairments of goodwill and other intangible assets; and
•	contingent and latent risks associated with the past operations of, and other unanticipated costs and problems arising in, an acquired business.

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

In addition, it may be difficult to manage rapid growth from our acquired companies in the future, and the future success of our acquisitions depends on our ability to implement and/or maintain:

•	sales and marketing programs
•	customer service levels;
•	current and new product and service lines and vendor relationships;
•	technological support which equals or exceeds our competitors’;
•	recruitment and training of new personnel; and
•	operational and financial control systems.

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

Our quarterly revenues and operating results have varied significantly in the past, and may continue to do so in the future.  Reasons for this seasonal variability include:

•	higher vendor rebates during the quarter ending December 31, as a result of rebate programs designed around full calendar year targets;
•	seasonal buying patterns of veterinarians for production animal products for medical procedures performed during the spring and fall months;
•	vendor and distributor marketing program and price increase announcements, which can lead to advance purchases of products by veterinarians, resulting in lower sales in later periods;
•

volatility in commodity prices (e.g., milk, grains, livestock and poultry) and weather patterns (e.g., droughts or seasons of higher precipitation), which impact the timing of animal treatment patterns, and, consequently, our revenues; and

•	changes in the general economy impacting production animal markets.

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

The market for veterinary distribution services is highly competitive, continually evolving and subject to technological change. We compete with numerous vendors and distributors based on customer relationships, service and delivery, product selection, price and e-commerce capabilities.  Our primary competitors in the United States include the following:

•	Animal Health International, Inc;
•	Henry Schein Animal Health;
•	Midwest Veterinary Supply;
•	Patterson Veterinary;
•	other national, regional, local and specialty distributors; and
•	manufacturers with direct sales capabilities.

Some of our competitors may have more customers, stronger brand recognition or greater financial, technological and other resources than we do. Most of our products are available from several sources, including other distributors and vendors, and our customers typically have relationships with several distributors and vendors. Many of our competitors have comparable product lines, technical expertise or distribution strategies that directly compete with us and some of our competitors own veterinary practice management software, which they can offer to customers. Our competitors could obtain exclusive rights to distribute certain products, eliminating our ability to distribute those products. The entry of new or additional animal health distributors could also have a material adverse effect on our ability to compete. If we do not compete successfully against these organizations, it could have a material and adverse effect on our business, financial condition and results of operations.

We only have one distribution center in the United Kingdom and any catastrophic event could materially impact our results.

We conduct all of our fulfillment operations in the United Kingdom from our distribution center in Castle Cary, England. This facility contains all of our product inventory in that country. A natural disaster or other catastrophic event, such as a fire, break-in, server or systems failure, terrorist attack, or other comparable event at this facility would cause interruptions or delays in our business and loss of inventory and could render us unable to process or fulfill customer orders in a timely manner, or at all. Further, we have a limited disaster recovery plan, and our business interruption insurance may not adequately compensate us for losses that may occur, including with respect to any lost profits for any period in which the business is not able to operate.  If our operations at our UK facility were interrupted, our business, financial condition, and operating results would be harmed.

Consolidation of veterinary practices and the formation of buying groups may decrease our revenues and profitability.

Consolidation of the many small, privately-held veterinary practices and the formation of buying groups by veterinarians could lead to our customers having increased purchasing leverage and the ability to negotiate lower product costs. This could reduce our operating margins and negatively impact our revenues and profitability. Any of these developments could result in increased marketing expenses and have a material adverse effect on our business, financial condition and results of operations.

Increases in over-the-counter sales of animal health products or sales of products from non-veterinarian sources could adversely affect our business.

We sell our products primarily to veterinarians.  For this reason, we rely on animal owners who purchase their animal health products directly from veterinarians, which we refer to as the ethical channel.  Animal health products are becoming increasingly available to consumers at competitive prices from sources other than the ethical channel, including:

•	human health product pharmacies;
•	internet pharmacies; and
•	big-box retailers such as Walmart, Target and Costco.

Any increased competition from non-ethical channels could significantly reduce our market share and adversely impact our financial results.

Demand from customers in the production animal market may be affected by a decrease in the sale and consumption of protein products due to increased consumer concern with health and animal welfare, loss of export markets, international trade restrictions and/or governmental regulations, or an outbreak of foodborne disease.

Recently, there has been consumer concern and consumer activism with respect to the use of antibiotics and growth promotants in animal feed as well as the consumption of protein (defined as beef, dairy, swine or poultry) products generally. In addition, recent heightened concern over production animal welfare has resulted in a growth promotant product we sell being removed from the market. A sustained campaign of negative press resulting from media or consumer advocacy groups, industry litigation, loss of export markets or other factors could adversely affect the public’s perception of the industry as a whole, lead to reluctance by customers to buy protein or other products.  The resulting negative impact on the production animal market can strongly affect demand for the products we distribute.  Continued concern over the impact of growth promotants on animal welfare could result in further removal from the market of products in that category, adversely impacting our sales. In addition, heightened consumer concern over the use of antibiotics and growth promotants in animal feed could result in increased government regulation in response to that concern.  Finally, an outbreak of foodborne disease could reduce consumer demand for animal products, harm export markets for such products and lead to increased government regulation of the industry. Any such event may affect the growth of the production animal market and lead to a decrease in the sales of the products we distribute which could have a material adverse effect on our business, financial condition and results of operations.

Risks associated with our international operations.

We own Centaur, an animal health distributor based in the United Kingdom.  In addition, we may expand our international operations into other countries. International operations are subject to risks that may materially adversely affect our business, results of operations and financial condition.  The risks that our international operations are subject to include, among other things:

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

Our wholly owned subsidiary, Centaur, a distributor of animal health products to veterinarians in the United Kingdom, relies on a smaller number of relatively large customers than does our business in the United States.  Centaur’s customers in the aggregate account for 14.5% and 18.1% of our consolidated accounts receivable balance as of September 30, 2013 and December 31, 2012, respectively and one significant customer of Centaur in particular accounts for 2.6% and 7.6% of our consolidated accounts receivable balance as of September 30, 2013 and December 31, 2012, respectively.  Like all of our customers, we continually assess these customers’ ability to pay us and adjust our allowance for doubtful accounts as necessary.  However, if any of the significant customers of Centaur were to become insolvent or otherwise are unable or unwilling to make timely payments to us for any reason, our business in the United Kingdom will be harmed, and our results of operations and financial condition will be adversely affected.

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

We often purchase products from our vendors under agreements that typically have a term of one year and can be terminated on short notice. Our vendors may not meet their obligations under these agreements. Risks of relying on vendors include:

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
•

Some of our third party vendors are subject to ongoing periodic unannounced inspection by regulatory authorities, including the FDA, the USDA, the EPA and the DEA, as well as other federal and state agencies for compliance with strictly enforced regulations. We do not have control over our vendors’ compliance with these regulations and standards. Violations could potentially lead to interruptions in supply that could lead to lost sales to competitive products that are more readily available.

•	If a vendor is unable to obtain the necessary credit to manage their business, they may not be able to deliver their products to us.

Potential problems with vendors such as those described above could substantially decrease sales of our products, lead to higher costs and damage our reputation with our customers.

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

Our two largest customers, Banfield and Feeders’ Advantage (a related party), accounted for approximately 6% and 3%, respectively, of our product sales for our fiscal year ended September 30, 2013, 6% and 3%, respectively, of our product sales for our fiscal year ended September 30, 2012 and 6% and 4%, respectively, of our product sales for our fiscal year ended September 30, 2011. Our ten largest customers, excluding Banfield and Feeders’ Advantage, accounted for approximately 7%, 6% and 3% of our product sales for our fiscal years ended September 30, 2013, 2012 and 2011, respectively. Our business and results of operations could be adversely affected if the business of these customers was lost. We cannot guarantee that we will maintain or improve our relationships with these customers or that we will continue to supply these customers at current levels. Banfield, Feeders’ Advantage and other customers may seek to purchase some of the products that we currently sell directly from the vendors or from one or more of our competitors. Furthermore, our customers are not required to purchase any minimum amount of products from us. The loss of Banfield or Feeders’ Advantage or deterioration in our relations with either of them could significantly affect our financial condition and results of operations. Additionally, deterioration in the financial condition of one or more of our customers could have a material adverse effect on our results of operations.

Our acquired technology or developed technology may not be successful in maintaining existing customers or gaining new customers or the technology may fail to produce its intended results.

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

If we fail to comply with or become subject to more onerous government regulations governing our industry, our business could be adversely affected.

The veterinary distribution industry is subject to changing political and regulatory influences. Both state and federal government agencies regulate the distribution of certain animal health products and we are subject to regulation, either directly or indirectly, by the FDA, the USDA, the EPA, the DEA and comparable state agencies. As a distributor of prescription pharmaceutical products, we are also subject to the PDMA, which provides for minimum standards, terms and conditions to be maintained for licensing as a distributor, including strict drug pedigree requirements for human labeled prescription products.  If we are unable to maintain or achieve compliance with these laws and regulations, we could be subject to substantial fines or other restrictions on our ability to provide competitive distribution services, which could have an adverse impact on our financial condition.

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

We cannot assure you that existing laws and regulations will not be revised or that new, more restrictive laws will not be adopted or become applicable to us or the products that we distribute or dispense.  We cannot assure you that the vendors of products that may become subject to more stringent laws will not try to recover any or all increased costs of compliance from us by increasing the prices at which we purchase products from them, or that we will be able to recover any such increased prices from our customers. We also cannot assure you that our business and financial condition will not be materially and adversely affected by future changes in applicable laws and regulations.

Loss of key management or sales representatives could harm our business.

Our future success depends to a significant extent on the skills, experience and efforts of management, including our President and Chief Executive Officer, Mr. James F. Cleary, Jr. While we have not experienced problems in the past attracting and maintaining members of our management team, the loss of any or all of these individuals could adversely impact our business. We do not carry key-man life insurance on any member of management. In addition, we do not have employment agreements with key members of our senior management team. We must continue to develop and retain a core group of individuals if we are to realize our goal of continued expansion and growth. We cannot assure you that we will be able to do so in the future.

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

Our business may be directly and indirectly affected by the recent drought that could reduce demand for the products we distribute.

Poor or unusual weather conditions, in particular the recent drought in the Midwestern United States, can significantly affect the purchasing decisions of our customers, particularly customers in the production animal market.  The timing and quantity of rainfall are two of the most important factors in agricultural production. Drought can affect the availability and price of feed for livestock.  Faced with a reduction in readily available feed or an increase in costs for such feed, our customers may decide to further reduce herd size, which would ultimately decrease the demand for the products we distribute, including micro feed ingredients, animal health products, dairy sanitation solutions, as well as the development and implementation of proprietary computerized systems for feed, health, information and production animal management.

We may lose access to products as a result of vendor exclusivity requirements, which could cause a loss of market share and business.

We may not be able to establish or maintain relationships with key vendors in the animal health industry if we have established relationships with competitors of these key vendors. Although we have written agreements with many of our vendors, most are terminable without cause on short notice. Upon expiration, we may not be able to renew our existing agreements on favorable terms, or at all.

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

Our business may be materially adversely affected by negative trends in the general economy that could reduce consumer discretionary spending on animal health products and reduce or eliminate sources of credit available to our customers. Levels of consumer spending deteriorated during the economic recession in the United States and may not increase for the foreseeable future.  Some of the factors that could influence the levels of consumer spending include continuing increases in fuel and other energy costs, conditions in the residential real estate and mortgage markets, unemployment levels, healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior.  In addition, volatility in commodity prices such as milk, grains, livestock and poultry, changes in weather patterns (e.g., droughts or seasons of higher precipitation that determine how long cattle will graze) and changes in the general economy may adversely impact the amount spent by animal owners in the production animal market.  Such volatility and/or tightening of credit available to our customers could further deteriorate the financial condition of our customers, and may ultimately lead our customers to reduce their working capital available to purchase our products.

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

The pursuit and assertion of patent rights involve complex legal and factual determinations and, therefore, are characterized by some uncertainty.  In addition, the laws governing patentability and the scope of patent coverage continue to evolve.  As a result, we cannot assure you patents will be issued from any of our patent applications.  The scope of any of our patents, if issued, may not be sufficiently broad to offer meaningful protection. In addition, our patents, if they are issued, may be successfully challenged, invalidated, circumvented or rendered unenforceable so that our patent rights might not create an effective competitive barrier for certain of our niche products. Further, we cannot assure you that competitors will not infringe upon our patents, or that we will have adequate resources to enforce our patents.

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

Our business involves a risk of product liability and other claims in the ordinary course of business, such as claims arising from shipping mislabeled or outdated product, product recalls or disputes among competing vendors. We maintain general liability insurance with customary policy limits, and in many cases we have indemnification rights against product-related claims from the manufacturers of the products we distribute. We do not maintain a separate product liability insurance policy because we do not currently manufacture the vast majority of the products that we sell. Our ability to recover under insurance or indemnification arrangements is subject to the financial viability of the insurers and manufacturers. We cannot assure you that our insurance coverage or the manufacturers’ indemnity will be available or sufficient in any future cases brought against us.

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

Any borrowings on the revolving credit facility will be at variable rates of interest and expose us to interest rate risk based on market rates. If interest rates increase, our debt service obligations on any future variable rate indebtedness that we may incur on our revolving credit facility would increase even if the amount borrowed remained the same, and our net income and cash available for servicing our indebtedness would decrease. Our variable rate debt as of September 30, 2013 was $18.8 million (comprised of revolving credit facilities).  Following the closing of our acquisition of substantially all of the assets of IVESCO on November 1, 2013, our variable rate debt increased by approximately $78.7 million. Our interest expense for fiscal year 2013 was approximately $0.7 million and was approximately $0.9 million for fiscal year 2012. A 1% increase in the average interest rate would not have a material impact on our operations assuming our current level of debt.  However, if we had to borrow additional funds to operate our business, the change in interest rates could affect our operations.   See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Item 1B.Unresolved Staff Comments.

None.

Item 2.Properties.

The table below provides a summary of the Company’s principal facilities as of September 30, 2013:

Location (1)	Total Square Feet (2)	Own or Lease	Principal Function (3) (4)
Boise, Idaho	62,000	Own	Headquarters and call center
Edwardsville, Kansas	135,000	Lease	Distribution center and pharmacy
Shakopee, Minnesota	126,000	Lease	Distribution center and pharmacy
Elizabethtown, Pennsylvania	111,000	Lease	Distribution center and pharmacy
Castle Cary, England	84,000	Own	Centaur office, call center and distribution center
Visalia, California	81,000	Lease	Distribution center and veterinary food-animal drug retailer
Denver, Colorado	75,000	Lease	Distribution center and call center
Grand Prairie, Texas	70,000	Lease	Distribution center, call center and pharmacy
Whitestown, Indiana	70,000	Lease	Distribution center and pharmacy
Orlando, Florida	42,000	Lease	Distribution center
Atlanta, Georgia	41,000	Lease	Distribution center
Amarillo, Texas	40,000	Own	Distribution center and pharmacy
Nampa, Idaho	36,000	Lease	Distribution center and pharmacy
Fife, Washington	30,000	Lease	Distribution center
Amarillo, Texas	26,000	Lease	Micro office
Glendale, Arizona	20,000	Lease	Distribution center
Sturbridge, Massachusetts	16,000	Lease	Securos office and call center

(1) In November 2013 we entered into a new lease agreement to open a new distribution center in Shawnee, Kansas with 107,000 square feet.
(2) Rounded to the nearest thousand square feet.
(3) We also operate out of a number of shipping depots in the United States and United Kingdom but maintain little to no inventory at these locations.

(4)  As a result of the acquisition of IVESCO on November 1, 2013, we now have facilities in Delmar, Delaware; Gainesville, Georgia; Harrisonburg, Virginia; Hereford, Texas; Iowa Falls, Iowa; Jacksonville, FL; Mankato, Minnesota; Mauston, Wisconsin; Nacogdoches, Texas; Springdale, Arkansas; and Warsaw, North Carolina.

Item 3.Legal Proceedings.

From time to time, in the normal course of business, we may become a party to legal proceedings that may have an adverse effect on our financial position, results of operations and cash flows. Management presently believes that the ultimate outcome of these proceedings will not have a material adverse effect on our financial positions, cash flows or overall trends in results of operations. However, litigation is subject to inherent uncertainties, and unfavorable outcomes could occur. An unfavorable outcome could include the payment of monetary damages or, in cases for which injunctive relief is sought, an injunction prohibiting us from selling one or more products or taking certain other actions. Were an unfavorable outcome to occur, our business or results of operations could be materially harmed.

We are not currently a party to any material pending legal proceedings and are not aware of any claims that could have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been quoted on the Nasdaq under the symbol “MWIV” since August 3, 2005. Prior to that date there was no public market for our common stock. The following table sets forth, for the two most recent fiscal years, the high and low sales prices of our common stock, reported by the Nasdaq Global Select Market.

	Common Stock Price
	High	Low
Fiscal Year Ended September 30, 2012
First Quarter	$77.39	$61.01
Second Quarter	$91.38	$64.08
Third Quarter	$103.50	$84.00
Fourth Quarter	$109.99	$86.09
Fiscal Year Ended September 30, 2013
First Quarter	$119.05	$101.00
Second Quarter	$137.18	$110.01
Third Quarter	$134.87	$114.60
Fourth Quarter	$156.51	$116.81

At the close of business on November 15, 2013, we had 12,851,474 shares of common stock issued and outstanding.  As of that date, there were 645 registered holders of record.  This does not reflect beneficial stockholders who hold their stock in nominee or “street” name through brokerage firms.

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

The table below provides information concerning our repurchase of shares of our common stock during the fourth quarter ended September 30, 2013.

Issuer Purchases of Equity Securities

				Total Number of	Maximum Number (or
	Total			Shares Purchased	Approximate Dollar
	Number		Average	as Part of Publicly	Value) of Shares that May
	of Shares		Price Paid	Announced Plans	Yet Be Purchased Under
Period	Purchased		per Share	or Programs	the Plans or Programs
July 1 to July 31, 2013	40	(1)	$132.60	—	—
August 1 to August 31, 2013	484	(1)	$148.92	—	—
September 1 to September 30, 2013	10,963	(1)	$150.76	—	—
Total	11,487		$150.62	—	—

(1) These shares were withheld upon the vesting of employee stock grants in connection with payment of required withholding taxes.

The graph below compares the cumulative total stockholder return on $100 invested at the market close on September 30, 2008 through and including September 30, 2013, with the cumulative total return of the same time period on the same amount invested in the Russell 2000 Index, the Standard and Poor’s SmallCap 600 Index and a Peer Group Index, consisting of nine companies that compete or operate in a comparable industry as MWI. The chart below the graph sets forth the actual numbers depicted on the graph.

	9/30/2008	9/30/2009	9/30/2010	9/30/2011	9/30/2012	9/30/2013
MWI Veterinary Supply, Inc.	$ 100.00	$ 101.68	$ 146.91	$ 175.16	$ 271.52	$ 380.15
S&P SmallCap 600 Index	100.00	88.01	99.41	98.53	129.75	168.50
Russell 2000 Index	100.00	88.92	99.49	94.79	123.23	158.01
Peer Group(1)	100.00	101.00	107.91	121.90	165.79	202.37

(1)

Peer Group consists of Abaxis, Inc. (ABAX), Henry Schein Inc. (HSIC), Heska Corporation (HSKA), IDEXX Laboratories Inc. (IDXX), Owens & Minor Inc. (OMI), Patterson Companies Inc. (PDCO), PetMed Express Inc. (PETS), Tractor Supply Company (TSCO) and VCA Antech Inc. (WOOF).

Item 6.Selected Financial Data.

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

	Year Ended September 30,
	2013	2012	2011	2010	2009

	(In thousands, except per share data)
Revenues:
Product sales	$2,260,279	$1,996,294	$1,489,500	$1,169,545	$880,703
Product sales to related party	68,355	61,873	55,185	43,017	46,406
Commissions	18,851	16,979	20,655	16,780	14,223
Total revenues	2,347,485	2,075,146	1,565,340	1,229,342	941,332

Cost of product sales	2,043,147	1,808,230	1,359,755	1,064,339	806,677
Gross profit	304,338	266,916	205,585	165,003	134,655

Selling, general and administrative expenses	193,999	172,104	130,656	105,793	90,827
Depreciation and amortization	10,016	9,045	6,263	4,992	3,365
Operating income	100,323	85,767	68,666	54,218	40,463

Other income (expense):
Interest expense	(714)	(926)	(741)	(539)	(242)
Earnings of equity method investees	337	318	268	220	230
Other	735	781	507	427	540
Total other income (expense)	358	173	34	108	528

Income before taxes	100,681	85,940	68,700	54,326	40,991
Income tax expense	(37,832)	(32,463)	(26,120)	(20,886)	(16,086)
Net income	$62,849	$53,477	$42,580	$33,440	$24,905

Earnings per common share:
Basic	$4.96	$4.24	$3.42	$2.73	$2.06
Diluted	$4.95	$4.23	$3.40	$2.70	$2.02

Weighted average common shares outstanding:
Basic	12,675	12,616	12,464	12,241	12,088
Diluted	12,709	12,647	12,513	12,395	12,306

	As of September 30,
	2013	2012	2011	2010	2009
	(In thousands)

Cash	$953	$514	$606	$911	$14,302
Total assets	802,555	696,383	504,219	467,932	337,919
Total debt	18,920	48,522	4,170	14,724	97
Total stockholders’ equity	426,319	359,302	292,810	246,787	207,927

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All dollar and sterling pound amounts are presented in thousands, except for per share amounts.

Overview

We are a leading distributor of animal health products to veterinarians in the United States and the United Kingdom. We sell our products primarily to veterinarians in both the companion and production animal markets. Our growth has primarily been from internal growth initiatives and, to a lesser extent, selective acquisitions.

We estimate that in the United States approximately 59% of our total revenues have been generated from sales to the companion animal market and 41% from sales to the production animal market.  Including the gross billings from agency commissions which are excluded from our total revenues in order to comply with generally accepted accounting principles, we estimate that in the United States approximately 64% of our total revenues have been generated from sales to the companion animal market and 36% from sales to the production animal market.  We estimate that approximately two-thirds of our total revenues have been generated from sales to the companion animal market and one-third from sales to the production animal market in the United Kingdom. The state of the overall economy in both the United States and United Kingdom and consumer spending have impacted both the companion animal and production animal markets, with tightening credit markets, volatile commodity prices in milk, grains, livestock and poultry, and changes in weather patterns (e.g. droughts or seasons of higher precipitation) also affecting demand in the production animal market.  Both the companion animal and production animal markets have been integral to our financial results and we intend to continue supporting both markets.

We believe that the companion animal market in both the United States and United Kingdom has slowed as a result of a decrease in consumer spending but has shown signs of a recovery in 2012 and 2013.  Historically, growth in the companion animal market has been due to the increasing number of households with companion animals, increased expenditures on animal health and preventative care, an aging pet population, advancements in pharmaceuticals and diagnostic testing and extensive marketing programs sponsored by companion animal nutrition and pharmaceutical companies. While the average order size for companion animal health products is often smaller than production animal health products, companion animal health products typically have higher margins. We intend to continue to penetrate this market through internal growth initiatives and selective acquisitions.  We believe that some of our customers in this market have experienced liquidity issues as a result of the tightening credit markets.

Product sales in the production animal market in both the United States and United Kingdom are impacted by volatility in commodity prices such as milk, grains, livestock and poultry, changes in weather patterns (e.g. droughts or seasons of higher precipitation that determine how long cattle will graze and consequently the number of days an animal is on feed during a finishing phase) or a change in the general economy, which can shift the number of animals treated, the timing of when animals are treated, to what extent they are treated and which products they are treated with.  This could also create cash-flow challenges for these customers and in turn, could impact the time it takes for us to collect our outstanding accounts receivable from these customers as well as affect the overall collectability of these accounts.  However, we still believe that it is important to our business to service this market and we intend to continue to support production animal veterinarians with a broad range of products and value‑added services. Historically, sales in this market have been largely driven by spending on animal health products to improve productivity, weight gain and disease prevention, as well as a growing focus on food safety.

We generally extend some level of credit to our customers without requiring collateral, which exposes us to credit risk.  If our customers’ cash flow or operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain other sources of credit, they may not be able to pay or may delay payment to us, or in some cases may return products to us. In the United Kingdom, we rely on a smaller number of relatively larger customers than does our business in the United States.  These customers in the aggregate accounted for 14.5% and 18.1% of our consolidated accounts receivable balance as of September 30, 2013 and December 30, 2012, respectively, and one significant customer accounted for 2.6% and 7.6% of our consolidated accounts receivable balance as of September 30, 2013 and December 31, 2012, respectively.We continually assess our customers’ ability to pay us and adjust our allowance for doubtful accounts, as necessary.

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

Total Revenues. Our total revenues increased from $941,332 for our fiscal year ended September 30, 2009 to $2,347,485 for our fiscal year ended September 30, 2013. Our revenue growth has been driven primarily from internal growth and, to a lesser extent, selective acquisitions and our ability to offer a broad product selection at competitive prices with high levels of customer service and support and an expansion in the number of veterinary practices to which we distribute products. We have continually added new vendor relationships to expand our product offering and field sales representatives to increase our customer reach, principally in the Southeast, Northeast and Midwest regions of the United States.

Operating Expenses. Our selling, general and administrative expenses increased from $90,827 for our fiscal year ended September 30, 2009 to $193,999 for our fiscal year ended September 30, 2013. Selling, general and administrative expenses consist mainly of compensation and benefits, warehouse operating supplies, occupancy and location expenses and other general corporate expenses. Our selling, general and administrative expenses as a percentage of total revenues were 9.6% for our fiscal year ended September 30, 2009, compared to 8.3% for the same period in 2013.

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

On October 31, 2011, we acquired substantially all of the assets of Micro,  a value-added distributor to the production animal market, including the distribution of micro feed ingredients, pharmaceuticals, vaccines, parasiticides, supplies and other animal health products. In addition, as a result of the Micro transaction, we now offer proprietary, computerized management systems for the production animal market.

On December 31, 2012, we acquired substantially all of the assets of PCI Animal Health. PCI Animal Health was a distributor of companion animal health products to veterinary practices, primarily in the Northeastern United States.

On November 1, 2013, we acquired substantially all of the assets of IVESCO, a value-added distributor of animal health and related products to veterinarians, food animal producers and dealers in the United States.

Results of Operations

The following tables summarize our historical results of operations for our fiscal years ended September 30, 2013, 2012 and 2011.

	Year Ended September 30,
	2013	%	2012	%	2011	%
	(In thousands, except per share data)
Revenues:
Product sales	$2,260,279	96.3%	$1,996,294	96.2%	$1,489,500	95.2%
Product sales to related party	68,355	2.9%	61,873	3.0%	55,185	3.5%
Commissions	18,851	0.8%	16,979	0.8%	20,655	1.3%
Total revenues	2,347,485	100.0%	2,075,146	100.0%	1,565,340	100.0%

Cost of product sales	2,043,147	87.0%	1,808,230	87.1%	1,359,755	86.9%
Gross profit	304,338	13.0%	266,916	12.9%	205,585	13.1%

Selling, general and administrative expenses	193,999	8.3%	172,104	8.3%	130,656	8.3%
Depreciation and amortization	10,016	0.4%	9,045	0.4%	6,263	0.4%
Operating income	100,323	4.3%	85,767	4.2%	68,666	4.4%

Other income (expense):
Interest expense	(714)	0.0%	(926)	0.0%	(741)	0.0%
Earnings of equity method investees	337	0.0%	318	0.0%	268	0.0%
Other	735	0.0%	781	0.0%	507	0.0%
Total other income (expense)	358	0.0%	173	0.0%	34	0.0%

Income before taxes	100,681	4.3%	85,940	4.2%	68,700	4.4%
Income tax expense	(37,832)	-1.6%	(32,463)	-1.6%	(26,120)	-1.7%
Net income	$62,849	2.7%	$53,477	2.6%	$42,580	2.7%

Earnings per common share:
Basic	$4.96		$4.24		$3.42
Diluted	$4.95		$4.23		$3.40

Weighted average common shares
outstanding:
Basic	12,675		12,616		12,464
Diluted	12,709		12,647		12,513

Fiscal 2013 Compared to Fiscal 2012

Total Revenues.  Total revenues increased 13.1% to $2,347,485 for the fiscal year ended September 30, 2013, from $2,075,146 for the fiscal year ended September 30, 2012.  Revenue growth in the United States was 14.4% for the fiscal year ended September 30, 2013 as compared to the fiscal year ended September 30, 2012.  Revenues increased 6.6% in the United Kingdom, but were reduced by 1.0% related to foreign currency translation for the fiscal year ended September 30, 2013, compared to the fiscal year ended September 30, 2012.

Growth in flea, tick and heartworm products represented approximately 2.3% of the revenue growth the United States in 2013. Revenue growth in the United States also benefited from new diagnostic lines, which represented approximately 1.7% of the growth.  Additional new customers from the acquisition of PCI Animal Health business represented approximately 0.3% of the growth in the United States, and the growth from existing overlap customers was approximately 0.9% of the growth. Finally, fiscal 2013 benefitted from a full year of ownership of Micro, compared to eleven months in the prior year, which accounted for approximately 1.6% of the growth in revenues. Product sales to related parties increased by 10.5% to $68,355 for the fiscal year ended September 30, 2013, from $61,873 for the fiscal year ended September 30, 2012.  Commissions increased 11.0% to $18,851 for the fiscal year ended September 30, 2013, from $16,979 for the fiscal year ended September 30, 2012.

Gross Profit.  Gross profit increased by 14.0% to $304,338 for the fiscal year ended September 30, 2013, from $266,916 for the fiscal year ended September 30, 2012.  Gross profit as a percentage of total revenues improved to 13.0% for the fiscal year ended September 30, 2013 from 12.9% for the fiscal year ended September 30, 2012.  This increase was due primarily to an improvement in vendor rebates as a percentage of total revenues, offset in part by a decrease in product margin.  Vendor rebates for the fiscal year ended September 30, 2013 increased by approximately $9,919 compared to the fiscal year ended September 30, 2012 primarily due to the timing of manufacturer rebate programs and growth in revenues.

Selling, General and Administrative (“SG&A”).  SG&A expenses increased 12.7% to $193,999 for the fiscal year ended September 30, 2013, from $172,104 for the fiscal year ended September 30, 2012.  The increase in SG&A expenses was primarily due to an increase in compensation and benefit costs. We incurred approximately $1,424 of acquisition-related costs in connection with the acquisition of the IVESCO business.  SG&A expenses as a percentage of total revenues were consistent at 8.3% for each of the fiscal years ended September 30, 2013 and 2012.

Depreciation and Amortization. Depreciation and amortization increased 10.7% to $10,016 for the fiscal year ended September 30, 2013, from $9,045 for the fiscal year ended September 30, 2012.  The increase was primarily due to amortization for assets acquired from PCI Animal Health.

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

We generally extend some level of credit to our customers without requiring collateral, which exposes us to credit risk. If customers’ cash flow or operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain other sources of credit, they may not be able to pay or may delay payment to us, or in some cases may return products to us. Any inability of current and/or potential customers to pay us for our products and/or services due to their deteriorating financial condition or otherwise may adversely affect our results of operations and financial condition. Volatility in commodity prices, such as milk, grains, livestock and poultry, and deteriorating economic conditions can have a significant impact on the financial results of our customers. In the United Kingdom, we rely on a smaller number of relatively larger customers than does our business in the United States.  These customers in the aggregate accounted for 14.5% and 18.1% of our consolidated accounts receivable balance as of September 30, 2013 and December 31, 2012, respectively, and one significant customer accounted for 2.6% and 7.6% of our consolidated accounts receivable balance as of September 30, 2013 and December 31, 2012, respectively. We continually assess our customers’ ability to pay us and adjust our allowance for doubtful accounts, as necessary.

Capital Resources.  MWI Co. as borrower, is party to a Credit Agreement dated December 13, 2006, as amended (the “Credit Agreement”), by and among MWI Co., MWI, and Memorial Pet Care, Inc. and Bank of America, N.A. and Wells Fargo Bank, N.A. as lenders (collectively, the “Lenders”).  The Credit Agreement allows for an aggregate revolving commitment of the Lenders of $150,000 and a maturity date of November 1, 2016.  Under the Credit Agreement, the margin on variable interest rate borrowings ranges from 0.95% to 1.50%.  The commitment fee under the Credit Agreement ranges from 0.15% to 0.25% depending on the funded debt to EBITDA ratio.  The variable interest rate is equal to the Daily LIBOR Floating Rate or the LIBOR 1-month, 2-month, 3-month or 6-month fixed rate (at MWI Co.’s option) plus the margin.  The facility contains financial covenants, including a fixed charge ratio and a funded debt to EBITDA calculation.  We were in compliance with all of the covenants as of September 30, 2013 and 2012.  Our outstanding balance on the Credit Agreement at September 30, 2013 was $16,300, and the interest rate was 1.06% as of September 30, 2013.

On March 15, 2013, Centaur entered into a First Amendment (the “Amendment”) to the unsecured revolving line of credit facility (the “Sterling Revolving Credit Facility”) dated November 5, 2010 with Wells Fargo Bank, N.A. London Branch.  The Amendment increases the maximum loan amount of the Sterling Revolving Credit Facility to £20,000, an increase of £7,500, and extends the term of the facility to November 1, 2016. Interest is based on LIBOR for the applicable interest period plus an applicable margin of 0.95% to 1.50%, and the commitment fee ranges from 0.15% to 0.25%, depending on our funded debt to EBITDA ratio.  The facility contains a financial covenant requiring Centaur to maintain a minimum tangible net worth of £5,000.  As of September 30, 2013 and 2012, Centaur was in compliance with the covenant. Our outstanding balance on the Sterling Revolving Credit Facility at September 30, 2013 was £1,550, or $2,501 using the exchange rate on September 30, 2013.  The interest rate for the Sterling Revolving Credit Facility was 1.44% as of September 30, 2013.

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

Operating Activities.  For the fiscal year ended September 30, 2013, cash provided by operations was $57,449 and was primarily attributable to net income of $62,849 and an increase in accounts payable of $63,403. This amount was partially offset by an increase in receivables of $15,173 and an increase in inventories of $72,864. The increase in net income is a result of the factors discussed above in “Results of Operations.”  The increase in receivables was primarily due to the revenue growth during the fiscal year. The increases in inventories and accounts payable were primarily due to strategic inventory purchases made during the fiscal year ended September 30, 2013.

For fiscal year ended September 30, 2012, cash provided by operating activities was $14,238, and was primarily attributable to net income of $53,477 and an increase in accounts payable of $50,018.  This amount was partially offset by an increase in receivables of $48,879 and an increase in inventories of $52,831.  The increase in net income is a result of the factors discussed above in “Results of Operations.”  The increase in receivables was primarily due to the revenue growth during the fiscal year.  The increases in inventories and accounts payable were primarily due to strategic inventory purchases made during the fiscal year ended September 30, 2012 to accommodate our revenue growth and the redistribution of products from our distribution center in Kansas City to the rest of our distribution centers.

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

Investing Activities.For the fiscal year ended September 30, 2013, net cash used in investing activities was $28,128.  We paid $17,107, in cash, after consideration of post-closing adjustments’ for the acquisition of substantially all of the assets of PCI Animal Health.  Additionally, we paid for capital expenditures of $10,780 which primarily related to technology and equipment purchases, in addition to equipment purchased for our move into a new distribution center in Shakopee, Minnesota.

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

Financing Activities.  For the fiscal year ended September 30, 2013, net cash used in financing activities was $29,107, which was primarily due to net payments of $29,022 on our revolving credit facilities.  Our revolving credit facilities are used to fund strategic acquisitions, capital expenditures and meet our working capital requirements.

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

Off Balance Sheet Arrangements. At September 30, 2013, we had no significant investments that were accounted for under the equity method in accordance with accounting principles generally accepted in the United States except for Feeders Advantage. Feeders Advantage has no liabilities associated with it that were guaranteed by or that would be considered material to us. Accordingly, we do not have any off balance sheet arrangements.

Contractual Obligations

Contractual Obligations. Our contractual obligations at September 30, 2013 mature as follows (in thousands):

	Payments Due by Period
	Total	1 Year or less	2-3 Years	4-5 Years	More than 5 Years

Revolving credit facilities (1)	$18,801	$-	$-	$18,801	$-
Operating lease commitments	34,451	5,160	9,175	8,543	11,573
Capital lease commitments	119	103	16	-	-
Interest on revolving credit
facilities (2)	1,441	454	908	79	-
Other long-term obligations (3)	2,220	602	176	17	1,425
Total contractual obligations	$57,032	$6,319	$10,275	$27,440	$12,998

(1)For the purposes of the Contractual Obligations table above the revolving credit facilities is assumed to be paid at the respective credit facility’s termination date.  For financial statement purposes the revolving credit facilities are classified as a current liability. Due to the borrowings incurred as a result of the IVESCO acquisition, our balance on our revolving credit facilities as of November 1, 2013 increased by approximately $78.7 million.

(2)For debt instruments with variable interest rates and unused commitment fees, interest has been calculated for all future periods using the rates in effect at September 30, 2013.

(3)Other long-term obligations include contracts primarily related to the pension liability of $1,425 which was assumed to be paid out beyond year five.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to allowance for doubtful accounts, customer incentives, vendor rebates, inventories, goodwill and intangible assets, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions and factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We, based on our ongoing review, will make adjustments to our judgments and estimates where facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the estimates described above.

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

Vendor Rebates

Vendor rebates are recorded based on the terms of the contracts with each vendor. We may receive quarterly, semi-annual and annual performance‑based rebates from third-party vendors based upon attainment of certain sales and/or purchase goals. Sales rebates are classified in our accompanying consolidated statements of income as a reduction to cost of product sales at the time the sales performance measures are achieved. Purchase rebates are measured against inventory purchases from the vendors and are a reduction of inventory until the product is sold. When the inventory is sold, purchase rebates are recognized as a reduction to cost of product sales.

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

Goodwill and Intangible Assets

We assess the potential impairment of goodwill and amortizing and non-amortizing intangible assets annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that we consider important and may trigger an interim impairment review include:

•	significant underperformance relative to expected historical or projected future operating results;
•	significant changes in the manner of our use of acquired assets or the strategy of our overall business; and
•	significant negative industry or economic trends.

If we determine through the impairment review process that goodwill or amortizing or non-amortizing intangible assets are impaired, an impairment charge is recognized in our consolidated statement of income.

Goodwill and amortizing and non-amortizing intangible assets were evaluated for impairment in our fourth quarter of 2013 and we determined that the recorded amount was not impaired. The fair value calculations used for these tests require us to make assumptions about items that are inherently uncertain. Assumptions related to future market demand, market prices and product costs could vary from actual results, and the impact of such variations could be material. Factors that could affect the assumptions include changes in economic conditions, changes in government regulations, success in marketing products and competitive conditions in our industry. The factors that most significantly affect the fair value calculation are market multiples and estimates of future cash flows. Fair value was determined using both an income approach and a market approach.

Recently Issued and New Accounting Pronouncements

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

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which provides additional disclosure requirements for items reclassified out of AOCI.  This guidance is effective for our fiscal year beginning October 1, 2013.  We do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk.

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

We are exposed to foreign currency risk due to our U.K. subsidiary Centaur.  A hypothetical 10% change in the value of the U.S. dollar in relation to the British Pound, which is the Company’s most significant foreign currency exposure, would have changed fiscal year 2013 net sales by approximately $32,000. This amount is not indicative of the hypothetical net earnings impact due to the partially offsetting impact of the currency exchange movements on cost of sales and operating expenses.

The interest payable on our revolving credit facilities is based on variable interest rates and is affected by changes in market interest rates. The outstanding balance on the revolving credit facility in the United States as of September 30, 2013 was $16,300.  The outstanding balance on the revolving credit facility in the United Kingdom as of September 30, 2013 was $2,501   If there had been a combined balance on the revolving credit facilities of $198,000, which is the approximate maximum available amount on the facilities based on the foreign currency rates as of September 30, 2013, a change of 10% from the interest rates as of September 30, 2013 would have changed interest by $229 for fiscal year 2013.

Item 8.Financial Statements and Supplementary Data.

MWI Veterinary Supply, Inc.
Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MWI Veterinary Supply, Inc.
Boise, Idaho

We have audited the accompanying consolidated balance sheets of MWI Veterinary Supply, Inc. and subsidiaries (the “Company”) as of September 30, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2013.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2).  These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MWI Veterinary Supply, Inc. and subsidiaries as of September 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2013, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 27, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boise, Idaho

November 27, 2013

MWI VETERINARY SUPPLY, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended September 30, 2013, 2012 and 2011
Dollars and shares in thousands, except per share amounts

	2013	2012	2011
Revenues:
Product sales	$2,260,279	$1,996,294	$1,489,500
Product sales to related party	68,355	61,873	55,185
Commissions	18,851	16,979	20,655
Total revenues	2,347,485	2,075,146	1,565,340
Cost of product sales	2,043,147	1,808,230	1,359,755
Gross profit	304,338	266,916	205,585
Selling, general and administrative expenses	193,999	172,104	130,656
Depreciation and amortization	10,016	9,045	6,263
Operating income	100,323	85,767	68,666

Other income (expense):
Interest expense	(714)	(926)	(741)
Earnings of equity method investees	337	318	268
Other	735	781	507
Total other income (expense), net	358	173	34
Income before taxes	100,681	85,940	68,700
Income tax expense	(37,832)	(32,463)	(26,120)
Net income	$62,849	$53,477	$42,580

Earnings per common share:
Basic	$4.96	$4.24	$3.42
Diluted	$4.95	$4.23	$3.40

Weighted average common shares outstanding:
Basic	12,675	12,616	12,464
Diluted	12,709	12,647	12,513

See notes to consolidated financial statements

MWI VETERINARY SUPPLY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended September 30, 2013, 2012 and 2011
Dollars in thousands

	2013	2012	2011
Net income	$62,849	$53,477	$42,580
Other comprehensive income (loss)
Foreign currency translation	237	1,877	(663)
Actuarial gain on unfunded pension liability, net of tax of $48, $145, and $67, respectively	139	228	21
Total comprehensive income	$63,225	$55,582	$41,938

See notes to consolidated financial statements

MWI VETERINARY SUPPLY, INC.
CONSOLIDATED BALANCE SHEETS
As of September 30, 2013 and 2012
Dollars and shares in thousands, except per share amounts

	2013	2012
Assets

Current Assets:
Cash and cash equivalents	$953	$514
Receivables, net	307,445	288,922
Inventories	326,093	251,375
Prepaid expenses and other current assets	6,004	10,094
Deferred income taxes	2,327	1,580
Total current assets	642,822	552,485

Property and equipment, net	39,183	35,784
Goodwill	71,150	61,841
Intangibles, net	40,490	38,706
Other assets, net	8,910	7,567
Total assets	$802,555	$696,383

Liabilities and Stockholders’ Equity

Current Liabilities:
Credit facilities	$18,801	$48,080
Accounts payable	324,057	258,741
Accrued expenses and other current liabilities	21,816	19,952
Current portion of capital lease obligations	103	337
Total current liabilities	364,777	327,110

Deferred income taxes	9,321	7,180

Long-term portion of capital lease obligations	16	104

Other long-term liabilities	2,122	2,687

Commitments and contingencies

Stockholders’ Equity
Common stock $0.01 par value, 40,000 authorized; 12,848 and
12,792 shares issued and outstanding, respectively	128	128
Additional paid in capital	148,459	144,667
Retained earnings	275,814	212,965
Accumulated other comprehensive income	1,918	1,542
Total stockholders’ equity	426,319	359,302
Total liabilities and stockholders’ equity	$802,555	$696,383

See notes to consolidated financial statements

MWI VETERINARY SUPPLY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended September 30, 2013, 2012 and 2011
Dollars and shares in thousands

	Shares of		Additional	Accum.
	Common	Common	Paid In	Other Comp.	Retained
	Stock	Stock	Capital	Inc/(Loss)	Earnings	Total
Balance at October 1, 2010	12,457	$125	$129,675	$79	$116,908	$246,787

Net income	—	—	—	—	42,580	42,580
Issuance of common stock	6	—	412	—	—	412
Exercises of common stock options	102	1	97	—	—	98
Tax benefit of common stock exercises	—	—	2,714	—	—	2,714
Issuance of stock awards, net of forfeitures	53	—	861	—	—	861
Foreign currency translation	—	—	—	(663)	—	(663)
Actuarial gain on unfunded pension liability adjustment	—	—	—	21	—	21
Balance at September 30, 2011	12,618	126	133,759	(563)	159,488	292,810

Net income	—	—	—	—	53,477	53,477
Issuance of common stock	7	—	562	—	—	562
Issuance of common stock for purchase
of Micro	94	1	7,158	—	—	7,159
Exercises of common stock options	15	—	154	—	—	154
Tax benefit of common stock exercises	—	—	895	—	—	895
Issuance of stock awards, net of forfeitures	58	1	2,139	—	—	2,140
Foreign currency translation	—	—	—	1,877	—	1,877
Actuarial gain on unfunded pension liability adjustment	—	—	—	228	—	228
Balance at September 30, 2012	12,792	128	144,667	1,542	212,965	359,302

Net income	—	—	—	—	62,849	62,849
Issuance of common stock	5	—	651	—	—	651
Exercises of common stock options	6	—	108	—	—	108
Tax benefit of common stock exercises	—	—	1,323	—	—	1,323
Issuance of stock awards, net of forfeitures	45	—	1,710	—	—	1,710
Foreign currency translation	—	—	—	237	—	237
Actuarial gain on unfunded pension liability adjustment	—	—	—	139	—	139
Balance at September 30, 2013	12,848	$128	$148,459	$1,918	$275,814	$426,319

See notes to consolidated financial statements

MWI VETERINARY SUPPLY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2013, 2012 and 2011
Dollars in thousands

	2013	2012	2011
Cash Flows From Operating Activities:
Net income	$62,849	$53,477	$42,580
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	10,038	9,062	6,284
Amortization of debt issuance costs	38	41	65
Stock-based compensation	3,553	2,157	831
Deferred income taxes	1,410	1,182	597
Earnings of equity method investees	(337)	(318)	(268)
Excess tax benefit of exercise of common stock options
and restricted stock vesting	(1,323)	(895)	(2,714)
Loss on disposal of property and equipment	111	32	-
Other	(280)	(206)	(76)
Changes in operating assets and liabilities (net of effects of business acquisitions):
Receivables	(15,173)	(48,879)	(23,021)
Inventories	(72,864)	(52,831)	8,553
Prepaid expenses and other assets	3,135	(1,118)	3,398
Accounts payable	63,403	50,018	(5,150)
Accrued expenses	2,889	2,516	1,349
Net cash provided by operating activities	57,449	14,238	32,428
Cash Flows From Investing Activities:
Business acquisitions, net of cash acquired	(17,107)	(51,718)	(9,000)
Purchases of property and equipment	(10,780)	(7,597)	(12,516)
Proceeds from sales of property and equipment	189	96	-
Other	(430)	(646)	(3,993)
Net cash used in investing activities	(28,128)	(59,865)	(25,509)
Cash Flows From Financing Activities:
Borrowings on credit facilities	673,249	539,071	249,978
Payments on credit facilities	(702,271)	(494,186)	(257,166)
Proceeds from issuance of common stock	651	562	412
Proceeds from exercise of common stock options	108	154	98
Excess tax benefit of exercise of common stock options
and restricted stock vesting	1,323	895	2,714
Tax withholdings on net settlements of share-based awards	(1,855)	-	-
Debt issuance costs	-	(111)	-
Payment on long-term debt and capital lease obligations	(312)	(986)	(3,327)
Net cash (used in)/provided by financing activities	(29,107)	45,399	(7,291)

Effect of exchange rate on Cash and Cash Equivalents	225	136	67

Net Increase (Decrease) in Cash and Cash Equivalents	439	(92)	(305)
Cash and Cash Equivalents at Beginning of Period	514	606	911
Cash and Cash Equivalents at End of Period	$953	$514	$606

See notes to consolidated financial statements

MWI VETERINARY SUPPLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dollars and sterling pounds in thousands, except share and per share data

1. Business Description and Basis of Presentation

      MWI Veterinary Supply, Inc. is a leading distributor of animal health products to veterinarians in the United States and United Kingdom. We sell our products primarily to veterinarians in both the companion and production animal markets. As of September 30, 2013, we operated thirteen distribution centers located across the United States and one distribution center in the United Kingdom.

2. Summary of Significant Accounting Policies

Principles of Consolidation — The accompanying consolidated financial statements consist of MWI Veterinary Supply, Inc. and its wholly-owned subsidiaries, collectively referred to herein as “MWI” or the “Company.” All intercompany transactions have been eliminated.  We use the equity method of accounting for our investments in entities in which we have significant influence; generally this represents an ownership interest between 20% and 50%. Our share of income or loss from these investments is reported as increases or decreases in the respective investment with a corresponding amount reported as other income/(expense).

Basis of Accounting and Use of Estimates — The accompanying consolidated financial statements have been prepared on the accrual basis of accounting using accounting principles generally accepted in the United States. In preparing financial information, we use certain estimates and assumptions that may affect the reported amounts and disclosures. Some of these estimates require difficult, subjective and complex judgments about matters that are inherently uncertain. As a result, actual results could differ from these estimates. Estimates are used when accounting for allowance for doubtful accounts, customer incentives, vendor rebates, inventories, goodwill and intangible assets, income taxes and contingencies. The estimates of fair value of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date and reported amounts of revenue and expenses for the periods are based on assumptions that we believe to be reasonable.

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

Other Comprehensive Income — Comprehensive income includes cumulative foreign currency translation adjustments and actuarial adjustments on pension valuation. At September 30, 2013, accumulated other comprehensive income is comprised of actuarial adjustments, net of tax, of ($66), and foreign currency translation adjustments of $1,984.

Revenue Recognition —  We sell products we source from vendors to our customers through either a “buy/sell” transaction or an agency relationship with our vendors. In a “buy/sell” transaction, we purchase or take inventory of products from the vendor. When a customer places an order with us, we pick, pack, ship and invoice the customer for the order. We recognize revenue from “buy/sell” transactions as product sales when the product is delivered to the customer. We accept product returns from our customers. We estimate returns based on historical experience and recognize these estimated returns as a reduction of product sales. Product returns have not been significant to our financial statements. We record revenues net of sales tax.  In an agency relationship, we generally do not purchase and take inventory of products from vendors. We receive an order from a customer, then transmit the order to the vendor, who picks, packs and ships the order to the customer. In some cases, the vendor invoices and collects payment from the customer, while in other cases we invoice and collect payment from the customer on behalf of the vendor. We receive a commission payment for soliciting the order from the customer and for providing other customer service activities. Commissions are recognized when the services upon which the commissions are based are complete. Gross billings from agency contracts were $349,006,  $332,343 and $371,024 for the years ended September 30, 2013, 2012 and 2011, respectively, and generated commission revenue of $18,851,  $16,979 and $20,655 for the years ended September 30, 2013, 2012 and 2011, respectively.

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

We periodically review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairments were identified during the fiscal years ended September 30, 2013, 2012 and 2011.

Goodwill and Intangible Assets — We recognize the excess purchase price over the fair value of net assets acquired and liabilities assumed in a business combination as goodwill on the consolidated balance sheet. We perform an annual impairment test on goodwill as of September 30th each year.  We calculate the fair value of each reporting unit using both an income approach and a market approach,  and compare the fair value to its book value.  We have concluded that there was no impairment during the fiscal years ended September 30, 2013, 2012 and 2011. Impairment tests will continue to be performed at least annually and more frequently if circumstances indicate a possible impairment.

Identifiable intangible assets primarily include customer relationships, trademarks and patents, technology and covenants not to compete and are amortized, as necessary, over their useful lives or contractual term which range from 1-20 years.  We review both indefinite-lived and definite-lived identifiable intangible assets at least annually for impairment or when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  No impairments were identified during the fiscal years ended September 30, 2013, 2012 and 2011.

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

Concentrations of Risk — Our financial instruments that are exposed to concentrations of credit risk consist primarily of our receivables. Our customers are geographically dispersed throughout the United States and United Kingdom. In the United Kingdom, we rely on a smaller number of relatively larger customers than does our business in the United States.  These customers in the aggregate accounted for  14.5% and 18.1% of our consolidated accounts receivable balance as of September 30, 2013 and December 31, 2012, respectively, and one significant customer accounted for 2.6% and 7.6% of our consolidated accounts receivable balance as of September 30, 2013 and December 31, 2012, respectively. We routinely assess the financial strength of our customers and review their credit history before extending credit. In addition, we establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Advertising — Advertising costs are expensed when incurred and are included as part of selling, general and administrative expenses. Advertising costs were $1,165,  $1,203 and $723 in fiscal years 2013, 2012 and 2011, respectively.

Recently Issued and New Accounting Pronouncements —In January 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which includes bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending arrangements that are either offset on the balance sheet or subject to an enforceable master netting arrangement or similar agreement.  This guidance is effective for our fiscal year beginning October 1, 2013.  We do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which provides additional disclosure requirements for items reclassified out of accumulated other comprehensive income.  This guidance is effective for our fiscal year beginning October 1, 2013.  We do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

3. Business Acquisitions

On March 21, 2011, MWI Co. purchased substantially all of the assets of Nelson Laboratories Limited Partnership (“Nelson”) for $7,000 in cash. Nelson was a distributor of animal health products to over 1,100 veterinary practices, primarily in the Midwestern United States. This acquisition allows us to better serve our customers in this region. An intangible asset representing customer relationships acquired in the acquisition has an estimated useful life of 10 years. The amount recorded in goodwill is deductible for tax purposes over 15 years.

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

On December 31, 2012, MWI Co. purchased substantially all of the assets of Prescription Containers, Inc. (“PCI Animal Health”), for a net purchase price of $17,107, after consideration of post-closing adjustments.  PCI Animal Health was a distributor of companion animal health products to veterinary practices, primarily in the Northeastern United States.  The intangible asset acquired in the acquisition is for customer relationships and has a useful life of 10 years.  The amount recorded in goodwill is expected to be deductible for tax purposes over 15 years. The fair values assigned to the tangible and intangible assets acquired and liabilities assumed are based on management's estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. We adjusted those valuations during the nine months ended September 30, 2013 as a result of further review of these estimates and assumptions. The fair value assigned to the purchased intangible related to customer relationships decreased by $1,190 with a corresponding adjustment to the carrying value of goodwill. The related impact on amortization recognized from that date is insignificant to the consolidated statements of income.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of each acquisition, which may be adjusted during the measurement period as defined in Accounting Standards Codification (“ASC”) 805. These purchase price allocations are based on a combination of valuations and analyses.

	2013	2012	2011
Cash	$-	$1	$-
Receivables	3,585	22,374	4,041
Inventories	1,928	27,701	3,594
Other current assets	-	105	-
Property and equipment	-	8,882	1,900
Investments	-	199	-
Goodwill	9,327	12,473	1,823
Intangibles	4,780	15,760	140
Total assets acquired	19,620	87,495	11,498

Accounts payable	2,513	25,026	4,498
Accrued expenses	-	1,591	-
Other liabilities		-	-
Total liabilities assumed	2,513	26,617	4,498

Net assets acquired	$17,107	$60,878	$7,000

The following table presents information for Micro that is included in our consolidated statements of income from the acquisition date of October 31, 2011 through the fiscal year ended September 30, 2012:

Micro's operations included in MWI's results
Fiscal year ended September 30, 2012
Revenues	$246,624
Net Income	$4,089

The following table presents supplemental pro forma information for the Company as if the acquisition of Micro had occurred on October 1, 2010 for the periods ended September 30, 2012 and 2011 (unaudited):

	Unaudited Pro Forma Consolidated Results
	Fiscal year ended September 30,
	2012	2011
Revenues	$2,097,076	$1,793,672
Net Income	$53,571	$45,769

The unaudited pro forma consolidated results are not necessarily indicative of what our consolidated results of operations would have been had we completed the acquisition on October 1, 2010.  Additionally, the unaudited pro forma consolidated results do not purport to project the future results of operations of the combined company.

4. Receivables

Receivables consist of the following at September 30:

	2013	2012
Trade	$282,923	$271,199
Vendor rebates and programs	26,983	20,469
	309,906	291,668
Allowance for doubtful accounts	(2,461)	(2,746)
	$307,445	$288,922

5. Property and Equipment

Property and equipment consists of the following at September 30:

	2013	2012
Land	$1,932	$1,952
Building and leasehold improvements	14,914	14,420
Machinery, furniture and equipment	38,032	33,075
Computer equipment	9,868	8,276
Construction in progress	4,328	1,773
	69,074	59,496
Accumulated depreciation and amortization	(29,891)	(23,712)
	$39,183	$35,784

We recorded depreciation expense of $6,974,  $6,210 and $4,501 for the years ended September 30, 2013, 2012 and 2011, respectively.

6. Goodwill and Intangibles

The changes in the carrying value of goodwill for the fiscal years ended September 30, are as follows:

	2013	2012
Goodwill - Beginning of year	$61,841	$49,041
Acquisition activity	9,327	12,473
Foreign exchange translation	(18)	327
Goodwill - End of year	$71,150	$61,841

Intangible assets consist of the following as of September 30:

	Useful Lives	2013	2012
Amortizing:
Customer relationships	9 - 20 years	$35,797	$31,045
Covenants not to compete	1 - 5 years	450	710
Technology	11 years	5,830	5,830
Other	3 - 5 years	1,126	1,084
		43,203	38,669
Accumulated amortization		(10,388)	(7,640)
		32,815	31,029
Non-Amortizing:
Trade names and patents		7,675	7,677
		$40,490	$38,706

We recorded amortization expense of $3,064,  $2,852 and $1,783 for the years ended September 30, 2013, 2012 and 2011, respectively.  Estimated amortization expense related to intangible assets as of September 30, 2013 is as follows:

Amount
2014	$3,102
2015	2,799
2016	2,669
2017	2,596
2018	2,578
Thereafter	19,071
$32,815

7. Debt

	2013	2012
Revolving credit facility, 1.06% as of September 30, 2013	$16,300	$39,500
Sterling revolving credit facility, 1.44% as of September 30, 2013	2,501	8,580
Capital lease obligations (1)	119	441
Total debt and capital lease obligations	18,920	48,521
Less: Long-term portion of capital lease obligations	(16)	(104)
Total debt and capital lease obligations included in current liabilities	$18,904	$48,417

(1) The capital lease obligations have varying maturity dates.

Revolving Credit Facility — MWI Co. as borrower, is party to a Credit Agreement dated December 13, 2006, as amended (the “Credit Agreement”), by and among MWI Co., MWI, and Memorial Pet Care, Inc. and Bank of America, N.A. and Wells Fargo Bank, N.A. as lenders (collectively, the “Lenders”).  The Credit Agreement allows for an aggregate revolving commitment of the Lenders of $150,000 and a maturity date of November 1, 2016.  Under the Credit Agreement, the margin on variable interest rate borrowings ranges from 0.95% to 1.50%.  The commitment fee under the Credit Agreement ranges from 0.15% to 0.25% depending on the funded debt to EBITDA ratio.  The variable interest rate is equal to the Daily LIBOR Floating Rate or the LIBOR 1-month, 2-month, 3-month or 6-month fixed rate (at MWI Co.’s option) plus the margin.  The Credit Agreement contains financial covenants, including a fixed charge ratio and a funded debt to EBITDA ratio.  We were in compliance with all of the covenants as of September 30, 2013 and 2012.

Sterling Revolving Credit Facility— On March 15, 2013, Centaur entered into a First Amendment (the “Amendment”) to the unsecured revolving line of credit facility (the “Sterling Revolving Credit Facility”) dated November 5, 2010 with Wells Fargo Bank, N.A. London Branch.  The Amendment increases the maximum loan amount of the Sterling Revolving Credit Facility to £20,000, an increase of £7,500, and extends the term of the facility to November 1, 2016. Interest is based on LIBOR for the applicable interest period plus an applicable margin of 0.95% to 1.50%, and the commitment fee ranges from 0.15% to 0.25%, depending on our funded debt to EBITDA ratio.  The facility contains a financial covenant requiring Centaur to maintain a minimum tangible net worth of £5,000.  As of September 30, 2013 and 2012, Centaur was in compliance with the covenant. Our outstanding balance on the Sterling Revolving Credit Facility at September 30, 2013 was £1,550, or $2,501 using the exchange rate on September 30, 2013.  The interest rate for the Sterling Revolving Credit Facility was 1.44% as of September 30, 2013.

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

2005 Stock Plan

We have a 2005 Stock-Based Award and Incentive Compensation Plan (the “2005 Plan”), under which we may offer restricted shares of our common stock and grant options to purchase shares of our common stock to selected employees and non-employee directors. The purpose of the 2005 Plan is to promote our long-term financial success by attracting, retaining and rewarding eligible participants. At September 30, 2013 and 2012 we had 815,260 and 865,917 shares, respectively, of our common stock available for issuance under the 2005 Plan.

The 2005 Plan permits us to grant stock options (both incentive stock options and non‑qualified stock options), restricted stock and deferred stock. The compensation committee will determine the number and type of stock-based awards to each participant, the exercise price of each award, the duration of the award (not to exceed ten years), vesting provisions and all other terms and conditions of such award in individual award agreements. The 2005 Plan provides for the cancellation of all unvested awards upon termination of employment with us, unless determined otherwise by the compensation committee at the time awards are granted.

A summary of common stock options activity under the 2002 and 2005 Plans is as follows:

	2013		2012		2011
		Weighted		Weighted		Weighted
	Number	average	Number	average	Number	average
	of	exercise	of	exercise	of	exercise
	Shares	price	Shares	price	Shares	price
Outstanding at beginning of year	22,360	$17.53	37,385	$14.73	139,550	$4.65
Exercised	(6,186)	17.43	(14,769)	10.44	(102,128)	0.96
Cancelled or expired	(136)	17.00	(256)	17.00	(37)	17.00
Outstanding at end of year	16,038	$17.58	22,360	$17.53	37,385	$14.73
Exercisable at end of year	16,038	$17.58	22,360	$17.53	37,385	$14.73

	Outstanding and exercisable options
		Weighted
		average
		remaining	Weighted
		contractual	average
	Number of	life	exercise
Range of exercise prices	Shares	(in years)	price
$17.00 - $19.99	14,248	1.8	$17.00
$20.00 - $22.60	1,790	2.0	$22.17

The intrinsic value of the shares outstanding and exercisable was $2,114 as of September 30, 2013 and $1,993 as of September 30, 2012. The total intrinsic value of options exercised during the years ended September 30, 2013, 2012 and 2011 was $644, $1,105, and $6,548, respectively.

A summary of restricted stock awards activity under the 2005 Plan is as follows:

	2013		2012		2011
		Weighted		Weighted		Weighted
	Number	average	Number	average	Number	average
	of	grant date	of	grant date	of	grant date
	Shares	fair value	Shares	fair value	Shares	fair value
Nonvested at beginning of year	129,396	$69.94	105,540	$61.69	70,584	$49.33
Granted	70,575	145.65	74,848	101.97	63,900	71.14
Vested	(44,547)	144.52	(48,072)	102.09	(25,934)	52.46
Forfeitures	(13,180)	80.96	(2,920)	63.49	(3,010)	51.92
Nonvested at end of year	142,244	$83.13	129,396	$69.94	105,540	$61.69

As of September 30, 2013, total unrecognized stock based compensation expense related to nonvested awards was approximately $15,911 before income taxes, which is expected to be recognized over the remaining term of the awards which range from 1 to 5 years.  During the fiscal years ended September 30, 2013 and 2012, we recognized $3,553 and $3,569, respectively, in compensation expense related to common stock awards.  The total fair value of shares vested during the years ended September 30, 2013, 2012, and 2011, was $6,438, $4,908, and $1,800, respectively.

2008 Employee Stock Purchase Plan

The 2008 Employee Stock Purchase Plan (the “ESPP”) allows substantially all employees to purchase shares of our common stock at 95% of the fair market value on the date of purchase.  The purchase date is the last trading date of the purchase period, which begins in March, June, September and December.  Employees accumulate amounts through payroll deductions during the purchase period of between 1% and 10% but no more than $20 annually.  An employee is allowed to purchase a maximum of 200 shares per purchase period.  We issued 5,396 and 6,859 shares of our common stock under the ESPP during fiscal years ended September 30, 2013 and 2012, respectively.

9. Computation of Earnings per Common Share (In thousands, except per share data)

	2013		2012		2011
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income	$62,849	$62,849	$53,477	$53,477	$42,580	$42,580
Weighted average common
shares outstanding	12,675	12,675	12,616	12,616	12,464	12,464
Effect of diluted securities
Stock options and restricted stock		34		31		49
Weighted average shares
outstanding		12,709		12,647		12,513
Earnings per share	$4.96	$4.95	$4.24	$4.23	$3.42	$3.40

There was no impact from anti-dilutive shares in fiscal years ended September 30, 2013, 2012 or 2011.

10. Income Taxes

Income before taxes is as follows:

	2013	2012	2011
Income before taxes
United States	$96,915	$81,482	$65,271
Foreign	3,766	4,458	3,429
Total income before taxes	$100,681	$85,940	$68,700

The components of income tax expense consist of the following:

	2013	2012	2011
United States
Current payable
Federal	$30,200	$25,535	$20,741
State	4,952	4,494	3,696
Deferred
Federal	1,652	1,308	628
State	253	220	120
Total U.S. tax expense	37,057	31,557	25,185
International
Current payable	1,275	1,252	1,109
Deferred	(500)	(346)	(174)
Total international tax expense	775	906	935
Total income tax expense	$37,832	$32,463	$26,120

Our deferred tax assets and liabilities consist of the following at September 30:

	2013	2012
Deferred tax assets:
Allowance for doubtful accounts	$866	$958
Inventories	658	521
Lease expense	544	394
Employee benefits	334	439
Acquisition-related costs	444	-
Other	164	368
Total deferred tax assets	3,010	2,680
Deferred tax liabilities:
Investments	(786)	-
Property and equipment	(8,876)	(7,684)
Prepaid expenses	(227)	(395)
Other	(115)	(201)
Total deferred tax liabilities	(10,004)	(8,280)
Net deferred liabilities	$(6,994)	$(5,600)

Other deferred tax assets totaling $711 and $770 as of September 30, 2013 and 2012, respectively, arising from the Company’s foreign subsidiary, are subject to full valuation allowance.

Income tax expense differed from income taxes at the U.S. federal statutory tax rate for all periods presented as follows:

	2013	2012	2011
Taxes computed at statutory rate	35.0%	35.0%	35.0%
State income taxes (net of federal income tax benefit)	3.4	3.6	3.7
Foreign	(0.9)	(1.1)	(0.9)
Other	0.1	0.3	0.2
	37.6%	37.8%	38.0%

In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations.  As of September 30, 2013, the Company has not made a provision for U.S. income or additional foreign withholding taxes on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration.  Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances.  It is not practicable to estimate the amount of deferred tax liability related to investments in foreign subsidiaries because of the complexities of the hypothetical calculation.

A reconciliation of the unrecognized tax benefits is as follows:

	2013	2012	2011
Unrecognized tax benefits – Beginning of year	$-	$23	$198
Gross increases related to prior period tax positions	-	-	-
Gross decreases related to prior period tax positions	-	(8)	(175)
Gross increases related to current period tax positions	-	-	-
Settlements	-	(15)	-
Unrecognized tax benefits – End of year	$-	$-	$23

For the fiscal years ended September 30, 2013, 2012 and 2011, the amount included in our income tax expense for tax-related interest and penalties was not significant.  Of the $23 unrecognized tax benefits as of September 30, 2011, $15 would have impacted our effective rate, if recognized. We expect no material changes to our unrecognized tax benefits during the next fiscal year.  Our policy for classifying interest and penalties associated with unrecognized tax benefits is to include such items in income tax expense.

We filed Form 3115 Application of Change in Accounting Method with the Internal Revenue Service (“IRS”) during the fiscal year ended September 30, 2008.  We filed an advance consent request for a non-automatic account method change for tax purposes for which we received approval during fiscal year 2011.  Resolution decreased the liability for unrecognized tax benefits by approximately $175.

We completed an examination by the IRS for the fiscal years ended September 30, 2010 and 2009.  With few exceptions, we are no longer subject to income tax examination for years before 2008 in the U.S. and 2008 in significant state and local jurisdictions.  We are no longer subject to income tax examinations for years before 2011 in significant foreign jurisdictions.

11. Statements of Cash Flows — Supplemental and Noncash Disclosures

	2013	2012	2011
Supplemental Disclosures
Cash paid for interest	$620	$788	$505
Cash paid for income taxes	34,045	31,025	21,302
Noncash Investing and Financing Activities
Issuance of restricted common stock for asset acquisition	-	7,158	-
Capital lease asset additions and related obligations	-	165	455
Equipment acquisitions financed with accounts payable	265	192	124

12. Commitments and Contingencies

From time to time, in the normal course of business, we may become a party to legal proceedings that may have an adverse effect on our financial position, results of operations and cash flow.  At September 30, 2013, we were not a party to any material pending legal proceedings and were not aware of any claims that could have a material adverse effect on our financial position, results of operations or cash flows.

We have operating leases for office and distribution center space and equipment for varying periods. We also lease some of our vehicles in the United Kingdom under capital leases.  Certain leases have renewal options and require contingent payments for increases, including executory costs, property taxes, insurance and certain other costs in excess of a base year amount. Total rent expense for the years ended September 30, 2013, 2012 and 2011 were $6,301,  $5,382 and $4,259, respectively.

The aggregate future noncancelable minimum rental payments on operating leases and capital leases at September 30, 2013 are as follows:

	Lease Obligations
Fiscal Year	Operating Leases	Capital Leases
2014	$5,160	$103
2015	4,634	16
2016	4,541
2017	4,317
2018	4,226
Thereafter	11,573
Total future minimum obligations	$34,451	$119

13. Related Party Transactions

MWI Co., our subsidiary, holds a 50% membership interest in Feeders’ Advantage that is accounted for as an investment using the equity method. Sales of products to Feeders’ Advantage, which are at our cost, were $68,355,  $61,873 and $55,185 for the fiscal years ended September 30, 2013, 2012 and 2011, respectively. MWI Co. charged Feeders’ Advantage for certain operating and administrative services of $1,079,  $1,008 and $919 for the fiscal years ended September 30, 2013, 2012 and 2011, respectively. Our President and Chief Executive Officer and a member of our board of directors are each members of the board of managers of Feeders’ Advantage.

MWI Co. allows Feeders’ Advantage to use its cash management system to finance its day-to-day operations. At any given time, the outstanding position used in the cash management system may be a receivable or payable depending on the cash activity.  A receivable balance bears interest at the prime rate. The interest due on the outstanding receivable is calculated and charged to Feeders’ Advantage on the last day of each month. Conversely, to the extent MWI Co. has a payable balance due to Feeders’ Advantage, the payable balance accrues interest in favor of Feeders’ Advantage at the average federal funds rates in effect for that month.  As of September 30, 2013 MWI Co. had a payable balance to Feeders’ Advantage of $777.  As of September 30, 2012 MWI Co. had a receivable balance from Feeders' Advantage of $62.

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

Both portions of the plan allow for employer contributions. We are required to match 50% of the employee’s contribution to the 401(k) portion of the plan up to 6% of the employee’s salary. Our matching contributions for the 401(k) portion of the plan were $2,122,  $1,871 and $1,464 for the fiscal years ended September 30, 2013, 2012 and 2011, respectively. Employee’s contributions are fully vested immediately while employer contributions vest over a five-year period.

Contributions to the profit sharing portion of the Plans are discretionary, ranging from 0% to 3%, and are approved by our board of directors. Total profit sharing expense for the fiscal years ended September 30, 2013, 2012 and 2011 were $1,997,  $1,847 and $1,516, respectively. Employer contributions are fully vested immediately.

Centaur sponsors a defined contribution plan for all other staff not participating in the defined benefit plan described below. The contributions made by the employer over the period are detailed below. Contributions are currently payable at a minimum of 3% up to a maximum of 6% of eligible pay if matched by employee.  The matching contribution for the plan was $257,  $250 and $269 for the fiscal years ended September 30, 2013, 2012 and 2011, respectively.

Centaur operates a defined benefit pension plan which provides benefits based on pensionable pay and is closed to future benefit accrual.

The fair value of plan assets, benefit obligation and funded status of the defined benefit plan as of September 30 is as follows:

	2013	2012	2011
Fair value of plan assets	$5,242	$5,329	$4,760
Benefit obligation	(6,667)	(7,228)	(7,031)
Unfunded pension liability	$(1,425)	$(1,899)	$(2,271)

The unfunded pension liability is recognized as other long-term liabilities in the Consolidated Balance Sheets.  Net periodic benefit expense for the fiscal year ended September 30 consisted of the following:

	2013	2012	2011
Interest cost	$195	$219	$255
Expected return on plan assets	(252)	(249)	(205)
Net periodic (benefit)/cost	(57)	(30)	50

Other changes recognized in other comprehensive income
Actuarial gain	(187)	(373)	(88)
Total recognized in net periodic benefit costs and
other comprehensive income	$(244)	$(403)	$(38)

Total gain recognized in other comprehensive income, net of tax	$(139)	$(228)	$(21)

The estimated net actuarial gain that will be amortized from accumulated other comprehensive income into net periodic benefit costs during fiscal year 2014 is not significant.  The following table provides the weighted-average actuarial assumptions:

	2013	2012
Assumptions used to determine benefit obligations
Discount rate	3.6%	3.0%
Rate of compensation increase (1)	N/A	N/A

	2013	2012	2011
Assumptions used to determine net periodic benefit cost
Discount rate	3.0%	3.1%	3.6%
Expected return on plan assets	5.0%	5.2%	4.3%
Rate of compensation increase (1)	N/A	N/A	N/A

(1) There is no assumed rate of compensation increase as there have been no current active members since April 2006.

The following table sets forth, by level within the fair value hierarchy, as discussed in Note 15, Fair Value of Financial Instruments, the assets of the plan, by major asset category, at fair value as of September 30:

	2013			2012
	Market	Asset	Fair Value	Market	Asset	Fair Value
Asset Class	Value	Allocation	Level	Value	Allocation	Level
Equities	$2,062	39%	2	$1,793	34%	2
Corporate bonds	979	19%	2	1,275	24%	2
UK Government bonds	-	0%	2	485	9%	2
Cash	82	2%	1	218	4%	1
Other assets	2,119	40%	2	1,558	29%	2
Total	$5,242	100%		$5,329	100%

15. Fair Value of Financial Instruments

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

As of September 30, 2013 and 2012, financial instruments include cash and cash equivalents, receivables and accounts payable, and the fair values approximate book values due to their short maturities.

Our revolving credit facilities in the United States and in the United Kingdom were amended in the recent past and are based on market conditions such as LIBOR.  Because these credit facilities include interest rates based on current market conditions (Level 1 inputs), we believe that the estimated fair value of our debt was materially the same as our carrying value.

16. Geographic Information

Revenues and long-lived assets by geographic region are as follows:

	2013	2012	2011
Revenues for the fiscal years ended September 30
United States	$2,032,260	$1,776,414	$1,304,794
International	315,225	298,732	260,546
Total	$2,347,485	$2,075,146	$1,565,340

Long-lived assets as of September 30
United States	$32,881	$29,001	$18,953
International	6,302	6,783	6,256
Total	$39,183	$35,784	$25,209

17. Quarterly Financial Data (Unaudited)

	Three-Months Ended
	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Year (1)
	(Dollars and shares in thousands, except per share data)
Fiscal Year 2013
Total revenues	$572,848	$563,114	$606,443	$605,080	$2,347,485
Gross profit	76,929	74,679	77,511	75,219	304,338
Operating income	27,077	24,238	26,534	22,473	100,323
Net income	16,751	15,100	16,781	14,216	62,849
Earnings per common share — basic	$1.32	$1.19	$1.32	$1.12	$4.96
Earnings per common share — diluted	$1.32	$1.19	$1.32	$1.12	$4.95
Weighted average common shares
outstanding:
Basic	12,665	12,674	12,679	12,683	12,675
Diluted	12,695	12,709	12,713	12,721	12,709
Fiscal Year 2012
Total revenues	$461,901	$507,170	$554,669	$551,406	$2,075,146
Gross profit	62,514	66,618	69,519	68,265	266,916
Operating income	21,415	21,411	23,287	19,654	85,767
Net income	13,196	13,178	14,503	12,600	53,477
Earnings per common share — basic	$1.05	$1.04	$1.15	$0.99	$4.24
Earnings per common share — diluted	$1.05	$1.04	$1.15	$0.99	$4.23
Weighted average common shares
outstanding:
Basic	12,581	12,619	12,628	12,636	12,616
Diluted	12,605	12,648	12,662	12,672	12,647

(1) The sums of the quarterly amounts may not agree to the year-to-date amount as a result of rounding.

18. Subsequent Event

On November 1, 2013, subsequent to our fiscal year end, we acquired substantially all of the assets of IVESCO Holdings, LLC (“IVESCO”)  for an enterprise value of approximately $67.5 million, plus a closing  net working capital adjustment of approximately $11.2 million. This transaction is subject to a final post-closing working capital adjustment. The cash purchase price was funded with borrowings by the Company under its existing Credit Agreement. IVESCO engaged in the distribution and sale of animal health and related products and service, logistics and technical support relating to such distribution and sale of animal health and related products.

As the initial accounting for the business combination was not complete at the time the financial statements were issued, the purchase price allocation and pro-forma income statement disclosures have not been disclosed.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.        Controls and Procedures.

Our management, including the Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a‑15(e) of the Securities Exchange Act of 1934) as of September 30, 2013. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our Company’s disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission‘s rules and forms.

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

Management’s Report on Internal Control over Financial Reporting

The management of MWI Veterinary Supply, Inc. and its subsidiaries (the “Company”) is responsible for establishing and maintaining effective internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f)).

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2013. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of September 30, 2013, internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MWI Veterinary Supply, Inc.
Boise, Idaho

We have audited the internal control over financial reporting of MWI Veterinary Supply, Inc. and subsidiaries (the "Company") as of September 30, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 30, 2013 of the Company and our report dated November 27, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Boise, Idaho

November 27, 2013

Item 9B.Other Information.

None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance of the Registrant.

The information regarding directors and nominees for directors of the Company, including identification of the audit committee and audit committee financial expert, is presented under the headings “Corporate Governance—Committees of the Board of Directors,” and “Election of Directors—Nominees For Directors” in the Company’s definitive proxy statement for use in connection with the 2013 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days after the end of the Company’s fiscal year ended September 30, 2013. The information contained under these headings is incorporated herein by reference. Information regarding the executive officers of the Company is included in this Annual Report on Form 10‑K under Item 1 of Part I as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

The Company has adopted a code of conduct that applies to its Chief Executive Officer and Chief Financial Officer. This code of conduct is available on the Company’s Web site at www.mwivet.com. If the Company makes any amendments to this code other than technical, administrative or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of this code to the Company’s Chief Executive Officer or Chief Financial Officer, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a report on Form 8‑K filed with the SEC.

Item 11.Executive Compensation.

Information concerning executive compensation is presented under the headings “Executive Compensation” and “Compensation Committee Report” in the Proxy Statement.  The information contained under these headings is incorporated herein by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to security ownership of certain beneficial owners and management is set forth under the heading “Security Ownership of Certain Beneficial Owners and Directors and Officers” in the Proxy Statement. The information contained under these headings is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of September 30, 2013 about the common stock that may be issued under all of our existing equity compensation plans, including the 2002 Stock Plan and 2005 Stock-Based Incentive Compensation Plans. Both of these plans have been approved by our stockholders.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	16,038	$ 17.58	815,260
Equity compensation plans not approved by security holders	—	—	—
Total	16,038	$ 17.58	815,260

Item 13.Certain Relationships, Related Transactions and Director Independence.

Information concerning related transactions and director independence is presented under the heading “Certain Relationships, Related Transactions and Director Independence” in the Proxy Statement. The information contained under this heading is incorporated herein by reference.

Item 14.Principal Accountant Fees and Services.

Information concerning principal accountant fees and services is presented under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement. The information contained under this heading is incorporated herein by reference.

PART IV

Item 15.Exhibits and Financial Statement Schedules.

(a)The following documents are filed as part of this report:

1)Consolidated Financial Statements: See Index to Consolidated Financial Statements at Item 8 on page 43 of this report.

2)Financial Statement Schedule: Schedule II—Consolidated Valuation and Qualifying Accounts

3)Exhibits are incorporated herein by reference or are filed with this report as set forth in the Index to Exhibits on pages 71 through 73 hereof

MWI VETERINARY SUPPLY, INC.
SCHEDULE II—CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
(Amounts in thousands)

	Balance at Beginning of Period	Charged (Credited) to Costs and Expense	Deductions/Write-offs	Balance at End of Period
Allowance for Doubtful Accounts:
Year ended September 30, 2011	$2,570	$437	$(428)	$2,579
Year ended September 30, 2012	2,579	661	(494)	2,746
Year ended September 30, 2013	2,746	449	(734)	2,461

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.3

Mwi Veterinary Supply, Inc.
By: /s/ Mary Patricia B. Thompson
Mary Patricia B. Thompson
(Senior Vice President of Finance and Administration, Chief Financial Officer)
Date: November 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of November 27, 2013.

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

Index to Exhibits

Filed with the Annual Report
on Form 10‑K for the
Year Ended September 30, 2013

Number	Description
2.1

Asset Purchase Agreement dated September 20, 2011 by and among MWI Veterinary Supply, Inc., MWI Veterinary Supply Co. and Micro Beef Technologies, Ltd., incorporated herein by reference to Exhibit 2.2 of the Company’s Annual Report on Form 10-K, filed November 28, 2011.

2.2	Asset Purchase Agreement dated August 28, 2013 by and among IVESCO Holdings LLC, AHN International LLC and MWI Veterinary Supply Co.
3.1

Form of Amended and Restated Certificate of Incorporation of MWI Veterinary Supply, Inc., incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q, filed August 1, 2007.

3.2	Form of Amended and Restated Bylaws of MWI Veterinary Supply, Inc., incorporated herein by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q, filed August 1, 2007.
4.1	Form of MWI Veterinary Supply, Inc. common stock certificate, incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S‑1 (Reg No. 333‑124264).
4.2

Registration Rights Agreement dated as of June 18, 2002 by and between MWI Holdings, Inc., Bruckmann, Rosser, Sherrill & Co. II, L.P., Agri Beef Co. and the other parties thereto, incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S‑1 (Reg No. 333‑124264).

4.3

Executive Stock Agreement dated as of June 18, 2002 by and among MWI Veterinary Supply Co., MWI Holdings, Inc. and James Cleary, incorporated herein by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S‑1 (Reg No. 333‑124264).*

4.4

Executive Stock Agreement dated as of June 18, 2002 by and among MWI Veterinary Supply Co., MWI Holdings, Inc. and Jeff Danielson, incorporated herein by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S‑1 (Reg No. 333‑124264).*

4.5

Executive Stock Agreement dated as of June 18, 2002 by and among MWI Veterinary Supply Co., MWI Holdings, Inc. and James Hay, incorporated herein by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S‑1 (Reg No. 333‑124264).*

4.6

Executive Stock Agreement dated as of June 18, 2002 by and among MWI Veterinary Supply Co., MWI Holdings, Inc. and Mary Pat Thompson, incorporated herein by reference to Exhibit 4.8 of the Company’s Registration Statement on Form S‑1 (Reg No. 333‑124264).*

4.7

First Amendment to Executive Stock Agreement dated as of May 6, 2005 by and among MWI Veterinary Supply, Inc., MWI Veterinary Supply Co. and James F. Cleary, Jr., incorporated herein by reference to Exhibit 4.9 of the Company’s Registration Statement on Form S‑1 (Reg No. 333‑124264).*

4.8

First Amendment to Executive Stock Agreement dated as of May 5, 2005 by and among MWI Veterinary Supply, Inc., MWI Veterinary Supply Co. and Jeffrey J. Danielson, incorporated herein by reference to Exhibit 4.10 of the Company’s Registration Statement on Form S‑1 (Reg No. 333‑124264).*

4.9

First Amendment to Executive Stock Agreement dated as of May 6, 2005 by and among MWI Veterinary Supply, Inc., MWI Veterinary Supply Co. and James S. Hay, incorporated herein by reference to Exhibit 4.11 of the Company’s Registration Statement on Form S‑1 (Reg No. 333‑124264).*

4.10

First Amendment to Executive Stock Agreement dated as of May 6, 2005 by and among MWI Veterinary Supply, Inc., MWI Veterinary Supply Co. and Mary Patricia B. Thompson, incorporated herein by reference to Exhibit 4.13 of the Company’s Registration Statement on Form S‑1 (Reg No. 333‑124264).*

10.1	2002 Stock Option Plan, incorporated herein by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S‑1 (Reg No. 333‑124264).*
10.2

MWI Veterinary Supply, Inc. 2005 Stock-Based Incentive Compensation Plan, adopted July 27, 2005, as Amended and Restated, effective July 24, 2006, incorporated herein by reference to Exhibit 10.21 of the Company’s Current Report on Form 8-K, filed February 8, 2007.*

10.3	Form of Option Letter, incorporated herein by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S‑1 (Reg No. 333‑124264).
10.4

Credit Agreement dated as of December 13, 2006 by and between MWI Veterinary Supply Co., as Borrower, MWI Veterinary Supply, Inc. and Memorial Pet Care, Inc. as Guarantors, Bank of America, N.A. and Wells Fargo Bank, N.A., as Lenders, incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q, filed February 5, 2007.

10.5

2012 Livestock Products Distribution Agreement between MWI Veterinary Supply, Inc. and Pfizer, Inc. effective as of January 1, 2012, incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed May 3, 2012. †

10.6

2012 Pfizer Premier Equine Products Distribution Agreement between MWI Veterinary Supply, Inc. and Pfizer, Inc. effective as of January 1, 2012, incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, filed May 3, 2012. †

10.7	MWI Veterinary Supply, Inc. 2008 Employee Stock Purchase Plan, incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q, filed May 1, 2008.
10.8

License Agreement dated and effective July 1, 2008 between MWI Veterinary Supply Co. and American Animal Hospital Association, incorporated herein by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K, filed November 24, 2008. †

10.9

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

10.11

Second Amendment to Credit Agreement dated August 10, 2010 by and among MWI Veterinary Supply, Inc., MWI Veterinary Supply Co., Memorial Pet Care, Inc., Bank of America, N.A. and Wells Fargo Bank, N.A., incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 13, 2010.

10.12

Third Amendment to Credit Agreement dated November 1, 2011 by and among MWI Veterinary Supply, Inc., MWI Veterinary Supply Co., Memorial Pet Care, Inc., Bank of America, N.A. and Wells Fargo Bank, N.A., incorporated herein by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K, filed November 28, 2011.

10.13

Fourth Amendment to Credit Agreement by and among MWI Veterinary Supply, Inc., MWI Veterinary Supply Co., Memorial Pet Care, Inc., Bank of America, N.A. and Wells Fargo Bank, N.A. dated March 15, 2013, incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed March 20, 2013.

10.14

Non-competition and Confidential Information Agreement dated September 20, 2011, by and between MWI Veterinary Supply Co. and William C. Pratt, incorporated herein by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K, filed November 28, 2011.

10.15

Non-competition and Confidential Information Agreement dated September 20, 2011, by and between MWI Veterinary Supply Co. and Mark Shaw, incorporated herein by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K, filed November 28, 2011.

10.16

Sterling Revolving Credit Facility dated November 5, 2010 by and among Centaur Services Limited and Wells Fargo Bank, N.A., incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 10, 2010.

10.17

First Amendment to the Sterling Revolving Credit Facility between Centaur Services Limited and Wells Fargo, N.A., London Branch dated March 15, 2013, incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed March 20, 2013.

10.18

Amended and Restated Continuing Guaranty of MWI Veterinary Supply Co. dated March 15, 2013, incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed March 20, 2013.

10.19

Overdraft Facility between Centaur Services Limited and Wells Fargo, N.A., London Branch dated March 15, 2013, incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed March 20, 2013.

10.20

Non-Disclosure and Non-Competition Agreement dated as of September 10, 2006 by and among MWI Veterinary Supply Co. and John Francis, incorporated herein by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q, filed May 6, 2010.*

10.21

Non-Disclosure and Non-Competition Agreement dated as of August 26, 2011 by and among MWI Veterinary Supply Co. and Kevin W. Price, incorporated herein by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K, filed November 28, 2011.*

10.22	MWI Veterinary Supply, Inc. Annual Incentive Bonus Plan, incorporated herein by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q, filed May 2, 2013.*
10.23

Non-Exclusive Distributor Agreement by and between MWI Veterinary Supply Co. and ABAXIS, Inc. effective as of January 1, 2013, incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K, filed November 27, 2012.

10.24

Letter Agreement by and between MWI Veterinary Supply Co. and ABAXIS, Inc. dated as of September 28, 2012, incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K, filed November 27, 2012. †

10.25

IDEXX Distribution Agreement by and between IDEXX Distribution, Inc. on behalf of itself, IDEXX Laboratories, Inc., and entities controlled by or under common control with IDEXX Laboratories, Inc. and MWI Veterinary Supply Co. effective as of January 1, 2013, incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K, filed November 27, 2012. †

10.26

Non-Disclosure and Non-Competition Agreement dated as of September 12, 2011 by and among MWI Veterinary Supply Co. and Alden J. Sutherland, incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K, filed November 27, 2012.*

10.27	Non-Disclosure and Non-Competition Agreement dated as of October 7, 2013 by and among MWI Veterinary Supply Co. and Jeremy Ouchley.*
21.1	Subsidiaries of MWI Veterinary Supply, Inc.
23	Consent of Deloitte & Touche LLP
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.

†Certain portions of the exhibit have been omitted pursuant to a confidential treatment request submitted to and approved by the SEC.