Form 10-Q
period 2013-12-31
MWI Veterinary Supply, Inc.
filed 2014-02-06
CIK 1323974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of January 31, 2014 was 12,852,618.

MWI VETERINARY SUPPLY, INC.

MWI VETERINARY SUPPLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Dollars and shares in thousands, except per share amounts
(unaudited)

	Three Months Ended December 31,
	2013	2012
Revenues:
Product sales	$662,741	$549,487
Product sales to related party	20,700	19,006
Commissions	3,818	4,355
Total revenues	687,259	572,848
Cost of product sales	598,171	495,919
Gross profit	89,088	76,929

Selling, general and administrative expenses	56,073	47,460
Depreciation and amortization	2,809	2,392
Operating income	30,206	27,077

Other income (expense):
Interest expense	(239)	(203)
Earnings of equity method investees	104	93
Other	197	204
Total other income (expense), net	62	94

Income before taxes	30,268	27,171
Income tax expense	(11,829)	(10,420)
Net income	$18,439	$16,751

Earnings per common share:
Basic	$1.45	$1.32
Diluted	$1.45	$1.32

Weighted average common shares outstanding:
Basic	12,707	12,665
Diluted	12,743	12,695

See notes to condensed consolidated financial statements

MWI VETERINARY SUPPLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in thousands (unaudited)

	Three Months Ended December 31,
	2013	2012
Net income	$18,439	$16,751
Other comprehensive income (loss)
Foreign currency translation	1,386	(18)
Total comprehensive income	$19,825	$16,733

See notes to condensed consolidated financial statements

MWI VETERINARY SUPPLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars and shares in thousands, except per share amounts
(unaudited)

	December 31,	September 30,
	2013	2013
Assets

Current Assets:
Cash and cash equivalents	$503	$953
Receivables, net	353,851	307,445
Inventories	404,049	326,093
Prepaid expenses and other current assets	4,897	6,004
Deferred income taxes	3,120	2,327
Total current assets	766,420	642,822

Property and equipment, net	45,507	39,183
Goodwill	71,364	71,150
Intangibles, net	45,646	40,490
Other assets, net	9,977	8,910
Total assets	$938,914	$802,555

Liabilities and Stockholders’ Equity

Current Liabilities:
Credit facilities	$109,500	$18,801
Accounts payable	337,455	324,057
Accrued expenses and other current liabilities	32,641	21,816
Current portion of capital lease obligations	70	103
Total current liabilities	479,666	364,777

Deferred income taxes	9,671	9,321

Long-term portion of capital lease obligations	9	16

Other long-term liabilities	2,123	2,122

Commitments and contingencies

Stockholders’ Equity
Common stock $0.01 par value, 40,000 authorized; 12,853 and
12,848 shares issued and outstanding, respectively	128	128
Additional paid in capital	149,760	148,459
Retained earnings	294,253	275,814
Accumulated other comprehensive income	3,304	1,918
Total stockholders’ equity	447,445	426,319
Total liabilities and stockholders’ equity	$938,914	$802,555

See notes to condensed consolidated financial statements

MWI VETERINARY SUPPLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
	Three Months Ended December 31,
	2013	2012
Cash Flows From Operating Activities:
Net income	$18,439	$16,751
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,814	2,398
Amortization of debt issuance costs	10	10
Stock-based compensation	1,105	678
Deferred income taxes	(496)	215
Earnings of equity method investees	(104)	(93)
Excess tax benefit of exercise of common stock options
and restricted stock vesting	(65)	(137)
(Gain)/loss on disposal of property and equipment	(41)	8
Other	(15)	12
Changes in operating assets and liabilities (net of effects of business acquisitions):
Receivables	30,530	(339)
Inventories	(12,137)	(19,213)
Prepaid expenses and other current assets	1,306	3,269
Accounts payable	(61,112)	5,591
Accrued expenses	9,093	6,419
Net cash (used in)/provided by operating activities	(10,673)	15,569
Cash Flows From Investing Activities:
Business acquisitions, net of cash acquired in fiscal year 2014 of $1,387	(77,360)	(17,006)
Purchases of property and equipment	(3,468)	(3,189)
Proceeds from sales of property and equipment	82	72
Other	(60)	(26)
Net cash used in investing activities	(80,806)	(20,149)
Cash Flows From Financing Activities:
Borrowings on credit facilities	255,934	140,972
Payments on credit facilities	(165,228)	(136,514)
Proceeds from issuance of common stock	190	159
Proceeds from exercise of common stock options	9	48
Excess tax benefit of exercise of common stock options
and restricted stock vesting	65	137
Tax withholdings on net settlements of share-based awards	(54)
Payment on long-term debt and capital lease obligations	(41)	(107)
Net cash provided by financing activities	90,875	4,695

Effect of exchange rate on Cash and Cash Equivalents	154	(42)

Net (Decrease)/Increase in Cash and Cash Equivalents	(450)	73
Cash and Cash Equivalents at Beginning of Period	953	514
Cash and Cash Equivalents at End of Period	$503	$587

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

In the opinion of our management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly, in all material respects, our results for the periods presented. These condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our 2013 Annual Report on Form 10-K filed with the SEC on November 27, 2013.  The results of operations for the three months ended December 31, 2013 are not necessarily indicative of results to be expected for the entire fiscal year.

Our unaudited condensed consolidated balance sheet as of September 30, 2013 has been derived from the audited consolidated balance sheet as of that date.

Use of Estimates

The accompanying unaudited condensed consolidated financial statements have been prepared on the accrual basis of accounting using accounting principles generally accepted in the United States. In preparing financial information, we use certain estimates and assumptions that may affect the reported amounts and disclosures. Some of these estimates require difficult, subjective and complex judgments about matters that are inherently uncertain. As a result, actual results could differ materially from these estimates. Estimates are used when accounting for, among other items, allowance for doubtful accounts, customer incentives, vendor rebates, inventories, goodwill and intangible assets, income taxes, and contingencies. The estimates of fair value of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date and reported amounts of revenue and expenses for the periods are based on assumptions that we believe to be reasonable.

Revenue Recognition

We sell products we source from vendors to our customers through either a “buy/sell” transaction or an agency relationship with our vendors. In a “buy/sell” transaction, we purchase or take inventory of products from the vendor. When a customer places an order with us, we pick, pack, ship and invoice the customer for the order. We recognize revenue from “buy/sell” transactions as product sales when the product is delivered to the customer. We accept product returns from our customers. We estimate returns based on historical experience and recognize these estimated returns as a reduction of product sales. Product returns have historically not been significant to our financial statements. We record revenues net of sales tax.  In an agency relationship, we generally do not purchase and take inventory of products from vendors. We receive an order from a customer, then transmit the order to the vendor, who picks, packs and ships the order to the customer. In some cases, the vendor invoices and collects payment from the customer, while in other cases we invoice and collect payment from the customer on behalf of the vendor. We receive a commission payment for soliciting the order from the customer and for providing other customer service activities. Commissions are recognized when the services upon which the commissions are based are complete. Gross billings from agency contracts were $67,514 and $67,661 for the three months ended December 31, 2013 and 2012, respectively, and generated commission revenue of $3,818 and $4,355, respectively.

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

Concentrations of Risk

Our financial instruments that are exposed to concentrations of credit risk consist primarily of our receivables. Our customers are geographically dispersed throughout the United States and United Kingdom. In the United Kingdom, our business relies on a smaller number of relatively larger customers than does our business in the United States.  Our customers in the United Kingdom accounted for an aggregate of 12.7% and 14.5% of our consolidated accounts receivable balance as of December 31, 2013 and September 30, 2013, respectively, and one significant customer accounted for 2.4% and 2.6% of our consolidated accounts receivable balance as of December 31, 2013 and September 30, 2013, respectively. We routinely assess the financial strength of our customers and review their credit history before extending credit. In addition, we establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

NOTE 2 — EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which includes bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending arrangements that are either offset on the balance sheet or subject to an enforceable master netting arrangement or similar agreement.  This guidance is effective for our fiscal year beginning October 1, 2013.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which provides additional disclosure requirements for items reclassified out of accumulated other comprehensive income.  This guidance is effective for our fiscal year beginning October 1, 2013.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

NOTE 3 — BUSINESS ACQUISITIONS

On December 31, 2012, MWI Veterinary Supply Co. (“MWI Co.”) purchased substantially all of the assets of Prescription Containers Inc. (“PCI Animal Health”) for $17,107, after giving effect to post-closing adjustments.  PCI Animal Health was a distributor of companion animal health products to veterinary practices, primarily in the Northeastern United States.  The intangible asset acquired in the acquisition is for customer relationships and has an estimated useful life of 10 years.  The amount recorded in goodwill is expected to be deductible for tax purposes over 15 years. The fair values assigned to the tangible and intangible assets acquired and liabilities assumed are based on management's estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques.

On November 1, 2013, MWI Co. purchased substantially all of the assets of IVESCO Holdings, LLC (“IVESCO”) for a net purchase price of $78,747, after consideration of purchase price adjustments at closing based on estimated working capital, which remains subject to further post-closing adjustments. The cash purchase price was funded with borrowings by the Company under its existing Credit Agreement (as defined herein). IVESCO engaged in the distribution and sale of animal health and related products and service, logistics and technical support relating to such distribution and sale of animal health and related products. The intangible assets acquired in the acquisition are expected to include customer relationships and trade name, and final amounts will be determined during the allocation periods as defined in ASC 805. The fair values assigned to the tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition, which may be adjusted during the allocation period as defined in Accounting Standards Codification (“ASC”) 805.  These purchase price allocations are based on a combination of valuations and analyses.

	IVESCO	PCI Animal Health
Cash	$1,387	$-
Receivables	75,714	3,585
Inventories	65,235	1,928
Other current assets	345	-
Property and equipment	4,931	-
Other assets	1,060	-
Goodwill	-	9,327
Intangibles	5,614	4,780
Total assets acquired	154,286	19,620

Accounts payable	73,932	2,513
Accrued expenses	1,607	-
Total liabilities assumed	75,539	2,513

Net assets acquired	$78,747	$17,107

The following table presents information for IVESCO that is included in our consolidated statements of income from the acquisition date of November 1, 2013 through the end of the quarter ended December 31, 2013. Subsequent to December 31, 2013, determination of such information will be impracticable due to the integration of the acquired operations.  This information for PCI Animal Health is not presented as it is impracticable.

IVESCO’s operations included in MWI’s results
Revenues	$75,101
Net Income	$430

The following table presents supplemental pro forma information as if the acquisition of substantially all of the assets of IVESCO had occurred on October 1, 2012 for the three months ended December 31, 2013 and 2012 (pro forma information is not presented for PCI Animal Health as it is not material):

	Unaudited Pro Forma Consolidated Results

	Three Months Ended December 31,
	2013	2012
Revenues	$737,251	$701,538
Net Income	$18,440	$18,107
Earnings per common share - diluted	$1.45	$1.43

Results for the three months ended December 31, 2013 include approximately $817 of integration and acquisition related expenses incurred in connection with the acquisition of substantially all of the assets of IVESCO on November 1, 2013.  The unaudited pro forma consolidated results are not necessarily indicative of what our consolidated results of operations would have been had we completed the acquisition on October 1, 2012.  Additionally, the unaudited pro forma consolidated results do not purport to project the future results of operations of the combined company.

NOTE 4 — RECEIVABLES

	December 31,	September 30,
	2013	2013
Trade	$321,229	$282,923
Vendor rebates and programs	37,730	26,983
	358,959	309,906
Allowance for doubtful accounts	(5,108)	(2,461)
	$353,851	$307,445

NOTE 5 — PROPERTY AND EQUIPMENT

	December 31,	September 30,
	2013	2013
Land	$2,505	$1,932
Building and leasehold improvements	18,743	14,914
Machinery, furniture and equipment	40,267	38,032
Computer equipment	11,706	9,868
Construction in progress	3,910	4,328
	77,131	69,074
Accumulated depreciation	(31,624)	(29,891)
	$45,507	$39,183

Depreciation expense was $1,974 and $1,717 for the three months ended December 31, 2013 and 2012, respectively.

NOTE 6 — GOODWILL AND INTANGIBLES

The changes in the carrying value of goodwill are as follows:

Goodwill as of September 30, 2013	$71,150
Acquisition activity	-
Foreign currency translation	214
Goodwill as of December 31, 2013	$71,364

Balances of intangibles are as follows:

	Estimated
	Useful Lives	December 31, 2013
Amortizing:		Cost	Accumulated Amortization	Net
Customer relationships	9 - 20 years	$36,152	$(9,037)	$27,115
Covenants not to compete	1 - 5 years	373	(121)	252
Technology	11 years	5,830	(1,148)	4,682
Other	Various	6,806	(915)	5,891
		49,161	(11,221)	37,940
Non-Amortizing:
Trade names and patents		7,706	-	7,706
		$56,867	$(11,221)	$45,646

	Estimated
	Useful Lives	September 30, 2013
Amortizing:		Cost	Accumulated Amortization	Net
Customer relationships	9 - 20 years	$35,797	$(8,393)	$27,404
Covenants not to compete	1 - 5 years	450	(185)	265
Technology	11 years	5,830	(1,016)	4,814
Other	2 - 7 years	1,126	(794)	332
		43,203	(10,388)	32,815
Non-Amortizing:
Trade names and patents		7,675	-	7,675
		$50,878	$(10,388)	$40,490

Amortization expense was $840 and $681 for the three months ended December 31, 2013 and 2012, respectively.

Estimated future annual amortization expense related to intangible assets as of December 31, 2013 is as follows:

Amount
Remainder of 2014	$2,588
2015	3,132
2016	3,003
2017	2,925
2018	2,908
Thereafter	23,384
$37,940

The above projection of amortization expense is based upon preliminary estimates of intangible assets and lives associated with the acquisition of substantially all of the assets of IVESCO.  These amounts may be adjusted during the allocation period as defined in ASC 805.

NOTE 7 — DEBT

The following table presents the outstanding debt and capital lease obligations as of December 31, 2013 and September 30, 2013:

	December 31,	September 30,
	2013	2013
Revolving credit facility, 1.03% interest as of December 31, 2013	$109,500	$16,300
Sterling revolving credit facility	-	2,501
Capital lease obligations (1)	79	119
Total debt and capital lease obligations	109,579	18,920
Less: Long-term capital lease obligations	(9)	(16)
Total debt and capital lease obligations included in current liabilities	$109,570	$18,904

(1) The capital lease obligations have varying maturity dates.

Revolving Credit Facility — MWI Co. as borrower, is party to a Credit Agreement dated December 13, 2006, as amended (the “Credit Agreement”), by and among MWI Co., MWI, and Memorial Pet Care, Inc. (“Memorial”) and Bank of America, N.A. and Wells Fargo Bank, N.A. as lenders (collectively, the “Lenders”).  The Credit Agreement allows for an aggregate revolving commitment of the Lenders of $150,000 and a maturity date of November 1, 2016.  Under the Credit Agreement, the margin on variable interest rate borrowings ranges from 0.95% to 1.50%.  The commitment fee under the Credit Agreement ranges from 0.15% to 0.25% depending on the funded debt to EBITDA ratio.  The variable interest rate is equal to the Daily LIBOR Floating Rate or the LIBOR 1-month, 2-month, 3-month or 6-month fixed rate (at MWI Co.’s option) plus the margin.  The Credit Agreement contains financial covenants, including a fixed charge ratio and a funded debt to EBITDA ratio.  We were in compliance with all of the financial covenants as of December 31, 2013 and September 30, 2013.

On February 3, 2014, MWI Co., as borrower, entered into a Fifth Amendment to Credit Agreement (the “Fifth Amendment”) among MWI Co., MWI, Memorial and the Lenders. The Fifth Amendment allows for an aggregate revolving commitment of the Lenders under the Credit Agreement of $200,000.  All other provisions under the Credit Agreement, as discussed above, remain unchanged.

Sterling Revolving Credit Facility— On March 15, 2013, Centaur Services Limited (“Centaur”) entered into a First Amendment (the “Amendment”) to the unsecured revolving line of credit facility (the “Sterling Revolving Credit Facility”) dated November 5, 2010 with Wells Fargo Bank, N.A. London Branch.  The Amendment increases the maximum loan amount of the Sterling Revolving Credit Facility to £20,000, an increase of £7,500, and extends the term of the facility to November 1, 2016. Interest is based on LIBOR for the applicable interest period plus an applicable margin of 0.95% to 1.50%, and the commitment fee ranges from 0.15% to 0.25%, depending on our funded debt to EBITDA ratio.  The facility contains a financial covenant requiring Centaur to maintain a minimum tangible net worth of £5,000.  As of December 31, 2013 and September 30, 2013, Centaur was in compliance with the covenant.

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

MWI Co. guarantees the obligations of Centaur under the Sterling Revolving Credit Facility and the Overdraft Facility.

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

As of December 31, 2013 and September 30, 2013, financial instruments include cash and cash equivalents, receivables and accounts payable, and the fair values approximate book values due to their short maturities.

Our revolving credit facilities in the United States and in the United Kingdom were amended in the recent past and are based on market conditions such as LIBOR.  Because these credit facilities include interest rates based on current market conditions (Level 1 inputs), we believe that the estimated fair value of our debt approximated carrying value.

NOTE 9 — COMMON STOCK AND STOCK-BASED AWARDS

We have a 2005 Stock-Based Award and Incentive Compensation Plan (the “2005 Plan”), under which we may offer shares of our common stock and grant options to purchase shares of our common stock to selected employees and non-employee directors. The purpose of the 2005 Plan is to promote our long-term financial success by attracting, retaining and rewarding eligible participants. As of December 31, 2013 and September 30, 2013, we had 812,011 and 815,260 shares, respectively, of our common stock available for issuance under the 2005 Plan. As of December 31, 2013, 15,500 options to purchase common stock were outstanding with a weighted average exercise price of $17.60 per share and expiring through September 2015.

The 2005 Plan permits us to grant stock options (both incentive stock options and non‑qualified stock options), restricted and unrestricted stock and deferred stock. The compensation committee will determine the number and type of stock-based awards to each participant, the exercise price of each award, the duration of the award (not to exceed ten years), vesting provisions and all other terms and conditions of such award in individual award agreements. The 2005 Plan provides for the cancellation of all unvested awards upon termination of employment with us, unless determined otherwise by the compensation committee at the time awards are granted.

We did not grant common stock options during each of the three months ended December 31, 2013 and 2012.  During the three months ended December 31, 2013 and 2012, we issued 3,750 and 2,850 shares, respectively, of restricted stock under the 2005 Plan.  During the three months ended December 31, 2013 and 2012, we recognized $1,105 and $727 of compensation expense related to stock grants, respectively.

We also have an employee stock purchase plan (“ESPP”) that allows substantially all employees to purchase shares of our common stock at 95% of the fair market value on the date of purchase.  The purchase date is the last trading date of the purchase periods, which begin in March, June, September and December.  Employees accumulate amounts through payroll deductions during the purchase period of between 1% and 10% but no more than $20 annually.  An employee is allowed to purchase a maximum of 200 shares per purchase period.  During the three months ended December 31, 2013 and 2012, we issued 1,097 and 1,499 shares, respectively, of our common stock under the ESPP.

NOTE 10 — INCOME TAXES

Our effective tax rate for the three months ended December 31, 2013 and 2012 was 39.1% and 38.3%, respectively.  The increase was primarily due to higher estimated state income taxes.

With few exceptions, we are no longer subject to income tax examination for years before 2009 in the U.S. and 2008 in significant state and local jurisdictions.  We are no longer subject to income tax examination for years before 2011 in significant foreign jurisdictions.

NOTE 11 — COMPUTATION OF EARNINGS PER SHARE (In thousands, except per share data)

	Three Months Ended December 31,
	2013		2012
	Basic	Diluted	Basic	Diluted
Net income	$18,439	$18,439	$16,751	$16,751

Weighted average common shares outstanding	12,707	12,707	12,665	12,665
Effect of dilutive securities
Stock options and restricted stock		36		30

Weighted average diluted shares outstanding		12,743		12,695
Earnings per share	$1.45	$1.45	$1.32	$1.32

Anti-dilutive shares excluded from calculation		-		-

NOTE 12 — ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income, comprised entirely of foreign currency translation adjustments, consisted of the following:

	Three Months Ended December 31,
	2013	2012
Balance, beginning of period	$1,918	$1,542
Foreign currency translation gain (loss) in
other comprehensive income	1,386	(18)
Balance, end of period	$3,304	$1,524

NOTE 13 — RELATED PARTIES

MWI Co. holds a 50.0% membership interest in Feeders’ Advantage LLC (“Feeders’ Advantage”).  MWI Co. charged Feeders’ Advantage for certain operating and administrative services in the amounts of $326 and $296 for the three months ended December 31, 2013 and 2012, respectively. Sales of products to Feeders’ Advantage were $20,700 and $19,006 for the three months ended December 31, 2013 and 2012, respectively, which represented 3% of total product sales for each of the three-month periods.

MWI Co. allows Feeders’ Advantage to use its cash management system to finance its day-to-day operations. At any given time, the outstanding position used in the cash management system may be a receivable or payable depending on the cash activity.  A receivable balance bears interest at the prime rate. The interest due on the outstanding receivable is calculated and charged to Feeders’ Advantage on the last day of each month. Conversely, to the extent MWI Co. has a payable balance due to Feeders’ Advantage, the payable balance accrues interest in favor of Feeders’ Advantage at the average federal funds rates in effect for that month.  MWI Co. had a payable balance to Feeders’ Advantage of $1,604 and $777 as of December 31, 2013 and September 30, 2013, respectively.

NOTE 14 — STATEMENTS OF CASH FLOWS – SUPPLEMENTAL AND NON-CASH DISCLOSURES

	Three Months Ended December 31,
	2013	2012
Supplemental Disclosures
Cash paid for interest	$212	$173
Cash paid for income taxes	704	697
Non-cash Activities
Property and equipment acquisitions financed with accounts payable	459	203

NOTE 15 — COMMITMENTS AND CONTINGENCIES

From time to time, in the normal course of business, we may become a party to legal proceedings that may have an adverse effect on our financial position, results of operations and cash flows. At December 31, 2013, we were not a party to any material pending legal proceedings and were not aware of any claims that could have a material adverse effect on our financial position, results of operations or cash flows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MWI Veterinary Supply, Inc.

Boise, Idaho

We have reviewed the accompanying condensed consolidated balance sheet of MWI Veterinary Supply, Inc. and subsidiaries (the "Company") as of December 31, 2013, and the related condensed consolidated statements of income, comprehensive income, and cash flows for the three-month periods ended December 31, 2013 and 2012. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of MWI Veterinary Supply, Inc. and subsidiaries as of September 30, 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated November 27, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2013 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Boise, Idaho

February 6, 2014

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

All dollar amounts are presented in thousands, except for per share amounts.

Overview

We are a leading distributor of animal health products in the United States and the United Kingdom. We sell our products primarily to veterinarians in both the companion and production animal markets. Our growth has primarily been from internal growth initiatives and, to a lesser extent, selective acquisitions, including the following transactions:

•

On November 1, 2013, we acquired substantially all of the assets of IVESCO, a value-added distributor of animal health and related products to veterinarians, food animal producers and dealers in the United States.

•	In December 2012, we purchased substantially all of the assets of PCI Animal Health, a distributor of companion animal health products primarily in the Northeastern United States.
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

We estimate that in the United States approximately 59% of our total revenues have been generated from sales to the companion animal market and 41% from sales to the production animal market during fiscal year 2013.  Including the gross billings from agency commissions which are excluded from our total revenues in order to comply with generally accepted accounting principles, we estimate that in the United States approximately 64% of our total revenues have been generated from sales to the companion animal market and 36% from sales to the production animal market during fiscal year 2013.  We estimate that approximately two-thirds of our total revenues have been generated from sales to the companion animal market and one-third from sales to the production animal market in the United Kingdom during fiscal year 2013. The state of the overall economy in both the United States and United Kingdom and consumer spending have impacted both the companion animal and production animal markets, with tightening credit markets, volatile commodity prices such as milk, grains, livestock and poultry, and changes in weather patterns (e.g. droughts or seasons of higher precipitation) also affecting demand in the production animal market.  Both the companion animal and production animal markets have been integral to our financial results and we intend to continue supporting both markets.

Industry

We believe that the companion animal market in both the United States and United Kingdom has slowed as a result of a decrease in consumer spending, but has shown signs of a recovery in 2012 and 2013.  Historically, growth in the companion animal market has been due to the increasing number of households with companion animals, increased expenditures on animal health and preventative care, an aging pet population, advancements in pharmaceuticals and diagnostic testing and extensive marketing programs sponsored by companion animal nutrition and pharmaceutical companies. While the average order size for companion animal health products is often smaller than production animal health products, companion animal health products typically have higher margins. We intend to continue to penetrate this market through internal growth initiatives and selective acquisitions.  We believe that some of our customers in this market have experienced liquidity issues as a result of the tightening credit markets.

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

We generally extend some level of credit to our customers without requiring collateral, which exposes us to credit risk.  If customers’ cash flow or operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain other sources of credit, they may not be able to pay or may delay payment to us, or in some cases may return products to us. In the United Kingdom, our business relies on a smaller number of relatively larger customers than does our business in the United States.  Our customers in the United Kingdom accounted for an aggregate of 12.7% and 14.5% of our consolidated accounts receivable balance as of December 31, 2013 and September 30, 2013, respectively, and one significant customer accounted for 2.4%  and 2.6% of our consolidated accounts receivable balance as of December 31, 2013 and September 30, 2013, respectively. We continually assess our customers’ ability to pay us and adjust our allowance for doubtful accounts, as necessary.

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

Vendor Consolidation

Our ten largest vendors supplied products that accounted for approximately 69% of our revenues during each of the three months ended December 31, 2013 and 2012, respectively, and 70% of our revenues for the fiscal year ended September 30, 2013.  Zoetis supplied products that accounted for approximately 22% and 21% of our revenues during the three months ended December 31, 2013 and 2012, respectively, and 20% of our revenues for our fiscal year ended September 30, 2013.  Of the Zoetis supplied products, production animal products under a livestock agreement accounted for approximately 11% and 12% of our revenues for the three months ended December 31, 2013 and 2012, respectively, and approximately 10% of our revenues for our fiscal year ended September 30, 2013.  Elanco supplied products that accounted for approximately 11% of our revenues during the three months ended December 31, 2013 and 10% of our revenues for our fiscal year ended September 30, 2013 and the three months ended December 31, 2012. Merck supplied products that accounted for approximately 10% and 15% of our revenues during the three months ended December 31, 2013 and 2012, respectively, and 14% of our revenues for our fiscal year ended September 30, 2013.  Merial, a subsidiary of Sanofi-Aventis, supplies the majority of their products to us under an agency relationship.  Commission revenue generated from Merial products accounted for approximately 26% and 53% of total commission revenues during the three months ended December 31, 2013 and 2012, respectively, and 50% of total commission revenues for our fiscal year ended September 30, 2013.

For more information on our business, see our Annual Report on Form 10-K filed with the SEC on November 27, 2013.

Results of Operations

The following table summarizes our results of operations for the three months ended December 31, 2013 and 2012, in dollars and as a percentage of total revenues.

	Three Months Ended December 31,
	2013	%	2012	%
Revenues:
Product sales	$662,741	96.4%	$549,487	95.9%
Product sales to related party	20,700	3.0%	19,006	3.3%
Commissions	3,818	0.6%	4,355	0.8%
Total revenues	687,259	100.0%	572,848	100.0%

Cost of product sales	598,171	87.0%	495,919	86.6%
Gross profit	89,088	13.0%	76,929	13.4%

SG&A expenses	56,073	8.2%	47,460	8.3%
Depreciation and amortization	2,809	0.4%	2,392	0.4%
Operating income	30,206	4.4%	27,077	4.7%

Other income (expense):
Interest expense	(239)	-%	(203)	-%
Earnings of equity method investees	104	-%	93	-%
Other	197	-%	204	-%
Total other income (expense)	62	-%	94	-%

Income before taxes	30,268	4.4%	27,171	4.7%
Income tax expense	(11,829)	(1.7)%	(10,420)	(1.8)%
Net income	$18,439	2.7%	$16,751	2.9%

Earnings per common share:
Basic	$1.45		$1.32
Diluted	$1.45		$1.32

Weighted average common shares outstanding (in thousands):
Basic	12,707		12,665
Diluted	12,743		12,695

Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012

Total Revenues.  Total revenues increased 20.0% to $687,259 for the three months ended December 31, 2013, from $572,848 for the three months ended December 31, 2012. Revenues from the IVESCO business were $75.1 million for the two months during the quarter ended December 31, 2013, which is a seasonally strong time of the year for IVESCO. Excluding the impact of IVESCO revenues, revenue growth in the United States was 9.6% for the three months ended December 31, 2013, compared to the same period in the prior fiscal year.  Revenues in the United Kingdom decreased 8.3% from the same period in the prior fiscal year, as a result of a 9.0% organic decrease offset in part by a 0.7% increase related to foreign currency translation.

Revenue growth in the United States benefited from new diagnostic lines, which represented approximately 2.1% of the growth.  Growth in flea, tick and heartworm products represented 1.2% of the revenue growth in the United States for the three months ended December 31, 2013.  Additional new customers from the acquisition of the PCI Animal Health business represented approximately 0.3% of the growth in the United States, and the growth from existing customers that were also customers of the PCI Animal Health business was approximately 1.1% of the growth.

Product sales to related party increased by 8.9% to $20,700 for the three months ended December 31, 2013, from $19,006 for the three months ended December 31, 2012.  Commissions decreased 12.3% to $3,818 for the three months ended December 31, 2013, from $4,355 for the three months ended December 31, 2012.  Gross agency billings decreased to $67,514 from $67,661 for the three months ended December 31, 2013 and 2012, respectively.  The decrease in commissions was due primarily to veterinarians transitioning to products we sell under buy/sell relationships rather than agency relationships. As a result, an agency incentive that was received during the quarter ended December 31, 2012 was not received during the current quarter.

Gross Profit.  Gross profit increased by 15.8% to $89,088 for the three months ended December 31, 2013, from $76,929 for the three months ended December 31, 2012.  The change in gross profit is primarily a result of increased total revenues as discussed above.  Gross profit as a percentage of total revenues decreased to 13.0% for the three months ended December 31, 2013 from 13.4% for the three months ended December 31, 2012.  Product margin as a percentage of total revenues decreased due to the addition of the IVESCO business during the quarter. The product margin on the IVESCO business is generally lower than our overall product margin.  This serves to reduce the overall product margin of the consolidated company when compared to our results for the same period in the prior fiscal year.  Vendor rebates for the three months ended December 31, 2013 increased by approximately $2,560 compared to the three months ended December 31, 2012.

Selling, General and Administrative (“SG&A”).  SG&A expenses increased 18.1% to $56,073 for the three months ended December 31, 2013, from $47,460 for the three months ended December 31, 2012.  The increase in SG&A expenses was primarily due to the addition of the IVESCO business during the quarter.  SG&A expenses as a percentage of total revenues were 8.2% for the three months ended December 31, 2013 compared to 8.3% for the three months ended December 31, 2012. We incurred $817 of integration and acquisition related costs during the quarter in connection with the acquisition of substantially all of the assets of IVESCO on November 1, 2013.

Depreciation and Amortization.  Depreciation and amortization increased 17.4% to $2,809 for the three months ended December 31, 2013, from $2,392 for the three months ended December 31, 2012.  The increase was primarily due to amortization for assets acquired from IVESCO.

Income Tax Expense.  Our effective tax rate for the three months ended December 31, 2013 and 2012 was 39.1% and 38.3%, respectively.  The increase was primarily due to higher estimated state income taxes.

Critical Accounting Policies

The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  The accompanying condensed consolidated financial statements are prepared using the same critical accounting policies discussed in our Annual Report on Form 10-K filed with the SEC on November 27, 2013.

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

We generally extend some level of credit to our customers without requiring collateral, which exposes us to credit risk. If customers’ cash flow or operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain other sources of credit, they may not be able to pay or may delay payment to us, or in some cases may return products to us. Any inability of current and/or potential customers to pay us for our products and/or services due to their deteriorating financial condition or otherwise may adversely affect our results of operations and financial condition. Volatility in commodity prices, such as milk, grains, livestock and poultry, and deteriorating economic conditions can have a significant impact on the financial results of our customers. In the United Kingdom, we rely on a smaller number of relatively larger customers than does our business in the United States.  Our customers in the United Kingdom accounted for an aggregate of 12.7% and 14.5% of our consolidated accounts receivable balance as of December 31, 2013 and September 30, 2013, respectively, and one significant customer accounted for 2.4%  and 2.6% of our consolidated accounts receivable balance as of December 31, 2013 and September 30, 2013, respectively. We continually assess our customers’ ability to pay us and adjust our allowance for doubtful accounts, as necessary.

Capital Resources.  MWI Co. as borrower, is party to the Credit Agreement, by and among MWI Co., MWI, and Memorial and the Lenders.  The Credit Agreement allows for an aggregate revolving commitment of the Lenders of $150,000 and a maturity date of November 1, 2016.  Under the Credit Agreement, the margin on variable interest rate borrowings ranges from 0.95% to 1.50%.  The commitment fee under the Credit Agreement ranges from 0.15% to 0.25% depending on the funded debt to EBITDA ratio.  The variable interest rate is equal to the Daily LIBOR Floating Rate or the LIBOR 1-month, 2-month, 3-month or 6-month fixed rate (at MWI Co.’s option) plus the margin.  The facility contains financial covenants, including a fixed charge ratio and a funded debt to EBITDA calculation.  We were in compliance with all of the financial covenants as of December 31, 2013 and September 30, 2013.  Our outstanding balance on the Credit Agreement at December 31, 2013 was $109,500, and the interest rate was 1.03% as of December 31, 2013.

On February 3, 2014, MWI Co., as borrower, entered into a Fifth Amendment to Credit Agreement (the “Fifth Amendment”) among MWI Co., MWI, Memorial and the Lenders. The Fifth Amendment allows for an aggregate revolving commitment of the Lenders under the Credit Agreement of $200,000.  All other provisions under the Credit Agreement, as discussed above, remain unchanged.

On March 15, 2013, Centaur entered into the Amendment to the Sterling Revolving Credit Facility dated November 5, 2010 with Wells Fargo Bank, N.A. London Branch.  The Amendment increases the maximum loan amount of the Sterling Revolving Credit Facility to £20,000, an increase of £7,500, and extends the term of the facility to November 1, 2016. Interest is based on LIBOR for the applicable interest period plus an applicable margin of 0.95% to 1.50%, and the commitment fee ranges from 0.15% to 0.25%, depending on our funded debt to EBITDA ratio.  The facility contains a financial covenant requiring Centaur to maintain a minimum tangible net worth of £5,000.  As of December 30, 2013 and September 30, 2013, Centaur was in compliance with the covenant. No balance was outstanding on the Sterling Revolving Credit Facility at December 31, 2013.

Also on March 15, 2013, Centaur entered into the Overdraft Facility with Wells Fargo. The Overdraft Facility allows Centaur to borrow an additional £10,000 to fund short term normal trading cycle fluctuations. The Overdraft Facility will expire on November 1, 2016.  Interest on the borrowing under the Overdraft Facility is the same as the terms under the Amendment.

MWI Co. guarantees the obligations of Centaur under the Sterling Revolving Credit Facility and the Overdraft Facility.

Operating Activities.  For the three months ended December 31, 2013, cash used by operations was $10,673 and was primarily attributable to a decrease in accounts payable of $61,112. This amount was partially offset by net income of $18,439 and a decrease in receivables of $30,530.    The decrease in accounts payable was primarily due to the timing of payments for the strategic inventory purchases made during the fiscal year ended September 30, 2013. The increase in net income is a result of the factors discussed above in “Results of Operations.” The decrease in receivables was primarily due to the collections of receivables with extended payment terms, which came due during the quarter.

Investing Activities.  For the three months ended December 31, 2013, net cash used in investing activities was $80,806.  We acquired substantially all of the assets of IVESCO for $77,360, net of cash acquired of $1,387. Additionally, we paid for capital expenditures of $3,468 which related primarily to technology and equipment purchases.

Financing Activities.  For the three months ended December 31, 2013, net cash provided by financing activities was $90,875, which was primarily due to net borrowings of $90,706 on our revolving credit facilities.  Our revolving credit facilities are used to fund strategic acquisitions, capital expenditures and meet our working capital requirements.

Contractual Obligations and Guarantees

      For information on our contractual obligations and guarantees, see our Annual Report on Form 10-K filed on November 27, 2013 with the SEC. At December 31, 2013, the only material change to our contractual obligations from those disclosed in our 2013 Form 10-K are due to net borrowings under our Credit Agreement.

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

We are exposed to foreign currency risk due to our U.K. subsidiary Centaur.  A hypothetical 10% change in the value of the U.S. dollar in relation to the British Pound, which is the Company’s most significant foreign currency exposure, would have changed net sales for the three months ended December 31, 2013 by approximately $8,000. This amount is not indicative of the hypothetical net earnings impact due to the partially offsetting impact of the currency exchange movements on cost of sales and operating expenses.

The interest payable on our revolving credit facilities is based on variable interest rates and is affected by changes in market interest rates. The outstanding balance on the revolving credit facility in the United States as of December 31, 2013 was $109,500.  The outstanding balance on the revolving credit facilities in the United Kingdom as of December 31, 2013 was $0.  If there had been a combined balance on the revolving credit facilities of $199,000, which is the approximate maximum available amount on the facilities based on the foreign currency rates as of December 31, 2013, a change of 10% from the interest rates as of December 31, 2013 would have changed interest by $221 for the three months ended December 31, 2013.

Item 4.  Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of December 31, 2013.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

On November 1, 2013, we acquired substantially all of the assets of IVESCO. In connection with integrating IVESCO, we are evaluating our internal control over financial reporting, and, where necessary, will implement changes as the integration proceeds.  This process may result in additions or changes to our internal control over financial reporting. Except for the acquisition, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The table below provides information concerning our repurchase of shares of our common stock during the three months ended December 31, 2013.

Issuer Purchases of Equity Securities

				Total Number of	Maximum Number (or
	Total			Shares Purchased	Approximate Dollar
	Number		Average	as Part of Publicly	Value) of Shares that May
	of Shares		Price Paid	Announced Plans	Yet Be Purchased Under
Period	Purchased		per Share	or Programs	the Plans or Programs
October 1 to October 31, 2013	—		$—	—	—
November 1 to November 30, 2013	331	(1)	$159.80	—	—
December 1 to December 31, 2013	8	(1)	$169.25	—	—
Total	339		$160.02	—	—

(1) These shares were withheld upon the vesting of employee stock grants in connection with payment of required withholding taxes.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

On February 3, 2014, MWI Co. as borrower, entered into the Fifth Amendment with MWI and Memorial, as guarantors, and the Lenders, amending the Credit Agreement dated December 13, 2006, and as amended from time to time, by and among MWI Co., MWI, Memorial and the Lenders.  The Fifth Amendment increased the aggregate revolving commitment of the Lenders under the Credit Agreement from $150 million to $200 million.

Item 6.  Exhibits

4.11	Executive Stock Agreement dated as of June 18, 2002 by and among MWI Veterinary Supply Co., MWI Holdings, Inc. and John Ryan.

4.12	First Amendment to Executive Stock Agreement dated as of May 5, 2005 by and among MWI Veterinary Supply, Inc., MWI Veterinary Supply Co. and John R. Ryan.

15	Letter re: Unaudited Interim Financial Information

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financials in XBRL format

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ruary
MWI Veterinary Supply, Inc.
(Registrant)

Date: February 6, 2014	/s/ Mary Patricia B. Thompson
Mary Patricia B. Thompson
Senior Vice President of Finance and Administration, Chief Financial Officer