Form 10-Q
period 2014-03-31
MWI Veterinary Supply, Inc.
filed 2014-05-06
CIK 1323974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of April 25, 2014 was 12,860,355.

MWI VETERINARY SUPPLY, INC.

MWI VETERINARY SUPPLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Dollars and shares in thousands, except per share amounts
(unaudited)

	Three Months Ended March 31,			Six Months Ended March 31,
	2014	2013		2014		2013
Revenues:
Product sales	$698,594	$541,205			$1,361,335	$1,090,692
Product sales to related party	16,787	16,799			37,487	35,805
Commissions	5,891	5,110			9,709	9,465
Total revenues	721,272	563,114			1,408,531	1,135,962
Cost of product sales	630,212	488,435			1,228,383	984,354
Gross profit	91,060	74,679	-	-	180,148	151,608

Selling, general and administrative expenses	60,723	47,928			116,796	95,388
Depreciation and amortization	2,906	2,513			5,715	4,905
Operating income	27,431	24,238			57,637	51,315

Other income (expense):
Interest expense	(356)	(223)			(595)	(426)
Earnings of equity method investees	82	85			186	178
Other	155	209			352	413
Total other income (expense), net	(119)	71			(57)	165

Income before taxes	27,312	24,309			57,580	51,480
Income tax expense	(10,536)	(9,209)			(22,365)	(19,629)
Net income	$16,776	$15,100			$35,215	$31,851

Earnings per common share:
Basic	$1.32	$1.19			$2.77	$2.51
Diluted	$1.32	$1.19			$2.76	$2.51

Weighted average common shares outstanding:
Basic	12,712	12,674			12,709	12,669
Diluted	12,748	12,709			12,745	12,702

See notes to condensed consolidated financial statements

MWI VETERINARY SUPPLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in thousands (unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Net income	$16,776	$15,100	$35,215	$31,851
Other comprehensive income (loss)
Foreign currency translation	640	(3,498)	2,026	(3,516)
Total comprehensive income	$17,416	$11,602	$37,241	$28,335

See notes to condensed consolidated financial statements

MWI VETERINARY SUPPLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars and shares in thousands, except per share amounts
(unaudited)

	March 31,	September 30,
	2014	2013
Assets

Current Assets:
Cash and cash equivalents	$2,362	$953
Receivables, net	387,034	307,445
Inventories	414,896	326,093
Prepaid expenses and other current assets	4,296	6,004
Deferred income taxes	3,461	2,327
Total current assets	812,049	642,822

Property and equipment, net	47,148	39,183
Goodwill	72,546	71,150
Intangibles, net	43,188	40,490
Other assets, net	9,943	8,910
Total assets	$984,874	$802,555

Liabilities and Stockholders’ Equity

Current Liabilities:
Credit facilities	$112,533	$18,801
Accounts payable	373,889	324,057
Accrued expenses and other current liabilities	19,644	21,816
Current portion of capital lease obligations	48	103
Total current liabilities	506,114	364,777

Deferred income taxes	9,690	9,321

Long-term portion of capital lease obligations	3	16

Other long-term liabilities	2,069	2,122

Commitments and contingencies

Stockholders’ Equity
Common stock $0.01 par value, 40,000 authorized; 12,861 and
12,848 shares issued and outstanding, respectively	129	128
Additional paid in capital	151,897	148,459
Retained earnings	311,028	275,814
Accumulated other comprehensive income	3,944	1,918
Total stockholders’ equity	466,998	426,319
Total liabilities and stockholders’ equity	$984,874	$802,555

See notes to condensed consolidated financial statements

MWI VETERINARY SUPPLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
	Six Months Ended March 31,
	2014	2013
Cash Flows From Operating Activities:
Net income	$35,215	$31,851
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation and amortization	5,725	4,916
Amortization of debt issuance costs	19	19
Stock-based compensation	2,938	2,087
Deferred income taxes	(839)	(83)
Earnings of equity method investees	(186)	(178)
Distribution from equity method investee	337	-
Excess tax benefit of exercise of common stock options
and restricted stock vesting	(170)	(267)
(Gain)/loss on disposal of property and equipment	(27)	55
Other	(16)	(167)
Changes in operating assets and liabilities (net of effects of business acquisitions):
Receivables	(873)	(14,196)
Inventories	(22,819)	(17,021)
Prepaid expenses and other current assets	1,863	3,159
Accounts payable	(25,123)	(2,952)
Accrued expenses	(3,896)	(1,452)
Net cash (used in)/provided by operating activities	(7,852)	5,771
Cash Flows From Investing Activities:
Business acquisitions, net of cash acquired in fiscal year 2014 of $1,387	(78,128)	(17,006)
Purchases of property and equipment	(7,097)	(5,316)
Proceeds from sales of property and equipment	123	72
Other	(55)	(235)
Net cash used in investing activities	(85,157)	(22,485)
Cash Flows From Financing Activities:
Borrowings on credit facilities	387,816	357,280
Payments on credit facilities	(294,135)	(340,860)
Proceeds from issuance of common stock	390	309
Proceeds from exercise of common stock options	44	94
Excess tax benefit of exercise of common stock options
and restricted stock vesting	170	267
Tax withholdings on net settlements of share-based awards	(84)	-
Payment on long-term debt and capital lease obligations	(70)	(187)
Net cash provided by financing activities	94,131	16,903

Effect of exchange rate on Cash and Cash Equivalents	287	(251)

Net Increase/(Decrease) in Cash and Cash Equivalents	1,409	(62)
Cash and Cash Equivalents at Beginning of Period	953	514
Cash and Cash Equivalents at End of Period	$2,362	$452

See notes to condensed consolidated financial statements

MWI VETERINARY SUPPLY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollars and sterling pounds in thousands, except share and per share data
(unaudited)

NOTE 1 — GENERAL

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the results of operations, financial position and cash flows of MWI Veterinary Supply, Inc. (“MWI” or the “Company”) and its wholly-owned subsidiaries (collectively referred to as “we,” “us,” and “our” throughout this Form 10-Q).  All intercompany balances have been eliminated.

In the opinion of our management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly, in all material respects, our results for the periods presented. These condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our 2013 Annual Report on Form 10-K filed with the SEC on November 27, 2013.  The results of operations for the three and six months ended March 31, 2014 are not necessarily indicative of results to be expected for the entire fiscal year.

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

Revenue Recognition

We sell products we source from vendors to our customers through either a “buy/sell” transaction or an agency relationship with our vendors. In a “buy/sell” transaction, we purchase or take inventory of products from the vendor. When a customer places an order with us, we pick, pack, ship and invoice the customer for the order. We recognize revenue from “buy/sell” transactions as product sales when the product is delivered to the customer. We accept product returns from our customers. We estimate returns based on historical experience and recognize these estimated returns as a reduction of product sales. Product returns have historically not been significant to our financial statements. We record revenues net of sales tax.  In an agency relationship, we generally do not purchase and take inventory of products from vendors. We receive an order from a customer, then transmit the order to the vendor, who picks, packs and ships the order to the customer. In some cases, the vendor invoices and collects payment from the customer, while in other cases we invoice and collect payment from the customer on behalf of the vendor. We receive a commission payment for soliciting the order from the customer and for providing other customer service activities. Commissions are recognized when the services upon which the commissions are based are complete. Gross billings from agency contracts were $94,050 and $93,649 for the three months ended March 31, 2014 and 2013, respectively, and generated commission revenue of $5,891 and $5,110, respectively. Gross billings from agency contracts were $161,564 and $161,311 for the six months ended March 31, 2014 and 2013, respectively, and generated commission revenue of $9,709 and $9,465, respectively.

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

Concentrations of Risk

Our financial instruments that are exposed to concentrations of credit risk consist primarily of our receivables. Our customers are geographically dispersed throughout the United States and United Kingdom. In the United Kingdom, our business relies on a smaller number of relatively larger customers than does our business in the United States.  Our customers in the United Kingdom accounted for an aggregate of 11.7% and 14.5% of our consolidated accounts receivable balance as of March 31, 2014 and September 30, 2013, respectively, and one significant customer accounted for 1.7% and 2.6% of our consolidated accounts receivable balance as of March 31, 2014 and September 30, 2013, respectively. We routinely assess the financial strength of our customers and review their credit history before extending credit. In addition, we establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

On November 1, 2013, MWI Co. purchased substantially all of the assets of IVESCO Holdings, LLC (“IVESCO”) for a net purchase price of $79,515, after giving effect to post-closing adjustments.  The cash purchase price was funded with borrowings by the Company under its existing Credit Agreement (as defined herein). IVESCO engaged in the distribution and sale of animal health and related products and services, logistics and technical support relating to such distribution and sale of animal health and related products. The intangible assets acquired in the acquisition include trade name and customer relationships.  The intangible asset representing customer relationships acquired in the acquisition has an estimated useful life of 9 years.  The amount recorded in goodwill is expected to be deductible for tax purposes over 15 years. The fair values assigned to the tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition, which may be adjusted during the allocation period as defined in Accounting Standards Codification (“ASC”) 805.  These purchase price allocations are based on a combination of valuations and analyses.

	IVESCO	PCI Animal Health
Cash	$1,387	$-
Receivables	77,255	3,585
Inventories	65,033	1,928
Other current assets	335	-
Property and equipment	4,931	-
Other assets	1,086	-
Goodwill	1,092	9,327
Intangibles	3,850	4,780
Total assets acquired	154,969	19,620

Accounts payable	73,875	2,513
Accrued expenses	1,579	-
Total liabilities assumed	75,454	2,513

Net assets acquired	$79,515	$17,107

The following table presents information for IVESCO that is included in our consolidated statements of income from the acquisition date of November 1, 2013 through the end of the quarter ended March 31, 2014. Subsequent to March 31, 2014, determination of such information will be impracticable due to the integration of the acquired operations.  This information for PCI Animal Health is not presented as it is impracticable due to the integration of the acquired operations.

	IVESCO’s operations included in MWI’s results
	Three months ended March 31, 2014	Six months ended March 31, 2014
Revenues	$120,233	$195,334
Net Income	$427	$858

The following table presents supplemental pro forma information as if the acquisition of substantially all of the assets of IVESCO had occurred on October 1, 2012 for the six months ended March 31, 2014 and 2013 (pro forma information is not presented for PCI Animal Health as it is not material):

	Unaudited Pro Forma Consolidated Results

	Six Months Ended March 31,
	2014	2013
Revenues	$1,458,523	$1,385,848
Net Income	$35,216	$34,369
Earnings per common share - diluted	$2.76	$2.71

Results for the six months ended March 31, 2014 include approximately $1,557 of integration and acquisition related expenses incurred in connection with the acquisition of substantially all of the assets of IVESCO on November 1, 2013. The unaudited pro forma consolidated results are not necessarily indicative of what our consolidated results of operations would have been had we completed the acquisition on October 1, 2012.  Additionally, the unaudited pro forma consolidated results do not purport to project the future results of operations of the combined company.

NOTE 4 — RECEIVABLES

	March 31,	September 30,
	2014	2013
Trade	$344,248	$282,923
Vendor rebates and programs	46,641	26,983
	390,889	309,906
Allowance for doubtful accounts	(3,855)	(2,461)
	$387,034	$307,445

NOTE 5 — PROPERTY AND EQUIPMENT

	March 31,	September 30,
	2014	2013
Land	$2,509	$1,932
Building and leasehold improvements	19,456	14,914
Machinery, furniture and equipment	42,023	38,032
Computer equipment	12,805	9,868
Construction in progress	3,830	4,328
	80,623	69,074
Accumulated depreciation	(33,475)	(29,891)
	$47,148	$39,183

Depreciation expense was $2,080 and $1,732 for the three months ended March 31, 2014 and 2013, respectively. Depreciation expense was $4,054 and $3,449 for the six months ended March 31, 2014 and 2013, respectively.

NOTE 6 — GOODWILL AND INTANGIBLES

The changes in the carrying value of goodwill are as follows:

Goodwill as of September 30, 2013	$71,150
Acquisition activity	1,092
Foreign currency translation	304
Goodwill as of March 31, 2014	$72,546

Balances of intangibles are as follows:

	Estimated
	Useful Lives	March 31, 2014
Amortizing:		Cost	Accumulated Amortization	Net
Customer relationships	9 - 20 years	$37,752	$(9,714)	$28,038
Covenants not to compete	1 - 5 years	373	(136)	237
Technology	11 years	5,830	(1,281)	4,549
Other	2 - 7 years	1,197	(953)	244
		45,152	(12,084)	33,068
Non-Amortizing:
Trade names and patents		10,120	-	10,120
		$55,272	$(12,084)	$43,188

	Estimated
	Useful Lives	September 30, 2013
Amortizing:		Cost	Accumulated Amortization	Net
Customer relationships	9 - 20 years	$35,797	$(8,393)	$27,404
Covenants not to compete	1 - 5 years	450	(185)	265
Technology	11 years	5,830	(1,016)	4,814
Other	2 - 7 years	1,126	(794)	332
		43,203	(10,388)	32,815
Non-Amortizing:
Trade names and patents		7,675	-	7,675
		$50,878	$(10,388)	$40,490

Amortization expense was $831 and $786 for the three months ended March 31, 2014 and 2013, respectively.  Amortization expense was $1,671 and $1,467 for the six months ended March 31, 2014 and 2013, respectively.

Estimated future annual amortization expense related to intangible assets as of March 31, 2014 is as follows:

Amount
Remainder of 2014	$1,654
2015	2,989
2016	2,862
2017	2,782
2018	2,765
Thereafter	20,016
$33,068

The above projection of amortization expense is based upon preliminary estimates of intangible assets and lives associated with the acquisition of substantially all of the assets of IVESCO.  These amounts may be adjusted during the allocation period as defined in ASC 805.

NOTE 7 — DEBT

The following table presents the outstanding debt and capital lease obligations as of March 31, 2014 and September 30, 2013:

	March 31,	September 30,
	2014	2013
Revolving credit facility, 1.04% interest as of March 31, 2014	$112,200	$16,300
Sterling revolving credit facility, 1.41% interest as of March 31, 2014	333	2,501
Capital lease obligations (1)	51	119
Total debt and capital lease obligations	112,584	18,920
Less: Long-term capital lease obligations	(3)	(16)
Total debt and capital lease obligations included in current liabilities	$112,581	$18,904

(1) The capital lease obligations have varying maturity dates.

Revolving Credit Facility — On February 3, 2014, MWI Co. as borrower, entered into a Fifth Amendment to Credit Agreement (the “Fifth Amendment”), amending the Credit Agreement dated December 13, 2006, as amended (the “Credit Agreement”), by and among MWI Co., MWI, and Memorial Pet Care, Inc. (“Memorial”) and Bank of America, N.A. and Wells Fargo Bank, N.A. as lenders (collectively, the “Lenders”).  As amended by the Fifth Amendment, the Credit Agreement allows for an aggregate revolving commitment of the Lenders of $200,000 and a maturity date of November 1, 2016.  Under the Credit Agreement, the margin on variable interest rate borrowings ranges from 0.95% to 1.50%.  The commitment fee under the Credit Agreement ranges from 0.15% to 0.25% depending on the funded debt to EBITDA ratio.  The variable interest rate is equal to the Daily LIBOR Floating Rate or the LIBOR 1-month, 2-month, 3-month or 6-month fixed rate (at MWI Co.’s option) plus the margin.  The Credit Agreement contains financial covenants, including a fixed charge ratio and a funded debt to EBITDA ratio.  We were in compliance with all of the financial covenants as of March 31, 2014 and September 30, 2013.

Sterling Revolving Credit Facility— On March 15, 2013, Centaur Services Limited (“Centaur”) entered into a First Amendment (the “Amendment”) to the unsecured revolving line of credit facility (the “Sterling Revolving Credit Facility”) dated November 5, 2010 with Wells Fargo Bank, N.A. London Branch.  The Amendment increases the maximum loan amount of the Sterling Revolving Credit Facility to £20,000, an increase of £7,500, and extends the term of the facility to November 1, 2016. Interest is based on LIBOR for the applicable interest period plus an applicable margin of 0.95% to 1.50%, and the commitment fee ranges from 0.15% to 0.25%, depending on our funded debt to EBITDA ratio.  The facility contains a financial covenant requiring Centaur to maintain a minimum tangible net worth of £5,000.  As of March 31, 2014 and September 30, 2013, Centaur was in compliance with the covenant.

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

As of March 31, 2014 and September 30, 2013, financial instruments include cash and cash equivalents, receivables and accounts payable, and the fair values approximate book values due to their short maturities.

Our revolving credit facilities in the United States and in the United Kingdom were amended in the recent past and are based on market conditions such as LIBOR.  Because these credit facilities include interest rates based on current market conditions (Level 1 inputs), we believe that the estimated fair value of our debt approximated carrying value.

NOTE 9 — COMMON STOCK AND STOCK-BASED AWARDS

We have a 2005 Stock-Based Award and Incentive Compensation Plan (the “2005 Plan”), under which we may offer shares of our common stock and grant options to purchase shares of our common stock to selected employees and non-employee directors. The purpose of the 2005 Plan is to promote our long-term financial success by attracting, retaining and rewarding eligible participants. As of March 31, 2014 and September 30, 2013, we had 805,463 and 815,260 shares, respectively, of our common stock available for issuance under the 2005 Plan. As of March 31, 2014,  13,583 options to purchase common stock were outstanding with a weighted average exercise price of $17.43 per share and expiring through September 2015.

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

We did not grant common stock options during each of the six months ended March 31, 2014 and 2013.  During the six months ended March 31, 2014 and 2013, we issued 5,300 and 3,100 shares, respectively, of restricted stock under the 2005 Plan. We also granted 4,505 and 6,000 shares of unrestricted stock to non-employee directors during the six months ended March 31, 2014 and 2013, respectively. During the three months ended March 31, 2014 and 2013, we recognized $1,833 and $1,465 of compensation expense related to stock grants, respectively. During the six months ended March 31, 2014 and 2013, we recognized $2,938 and $2,192 of compensation expense related to stock grants, respectively.

We also have an employee stock purchase plan (“ESPP”) that allows substantially all employees to purchase shares of our common stock at 95% of the fair market value on the date of purchase.  The purchase date is the last trading date of the purchase periods, which begin in March, June, September and December.  Employees accumulate amounts through payroll deductions during the purchase period of between 1% and 10% but no more than $20 annually.  An employee is allowed to purchase a maximum of 200 shares per purchase period.  During the six months ended March 31, 2014 and 2013, we issued 2,388 and 2,750 shares, respectively, of our common stock under the ESPP.

NOTE 10 — INCOME TAXES

Our effective tax rate for the three months ended March 31, 2014 and 2013 was 38.6% and 37.9%, respectively. Our effective tax rate for the six months ended March 31, 2014 and 2013 was 38.8 % and 38.1%, respectively.  The increase was primarily due to higher estimated state income taxes.

With few exceptions, we are no longer subject to income tax examination for years before 2009 in the U.S. and 2008 in significant state and local jurisdictions.  We are no longer subject to income tax examination for years before 2011 in significant foreign jurisdictions.

NOTE 11 — COMPUTATION OF EARNINGS PER SHARE (In thousands, except per share data)

	Three Months Ended March 31,
	2014		2013
	Basic	Diluted	Basic	Diluted
Net income	$16,776	$16,776	$15,100	$15,100

Weighted average common shares outstanding	12,712	12,712	12,674	12,674
Effect of dilutive securities
Stock options and restricted stock		36		35

Weighted average diluted shares outstanding		12,748		12,709
Earnings per share	$1.32	$1.32	$1.19	$1.19

Anti-dilutive shares excluded from calculation		-		-

	Six Months Ended March 31,
	2014		2013
	Basic	Diluted	Basic	Diluted
Net income	$35,215	$35,215	$31,851	$31,851

Weighted average common shares outstanding	12,709	12,709	12,669	12,669
Effect of diluted securities
Stock options and restricted stock		36		33

Weighted average diluted shares outstanding		12,745		12,702
Earnings per share	$2.77	$2.76	$2.51	$2.51

Anti-dilutive shares excluded from calculation		-		-

NOTE 12 — ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income, comprised entirely of foreign currency translation adjustments, consisted of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Balance, beginning of period	$3,304	$1,524	$1,918	$1,542
Foreign currency translation gain (loss) in
other comprehensive income	640	(3,498)	2,026	(3,516)
Balance, end of period	$3,944	$(1,974)	$3,944	$(1,974)

NOTE 13 — RELATED PARTIES

MWI Co. holds a 50.0% membership interest in Feeders’ Advantage LLC (“Feeders’ Advantage”).  MWI Co. charged Feeders’ Advantage for certain operating and administrative services in the amounts of $265 and $260 for the three months ended March 31, 2014 and 2013, respectively, and $591 and $557 for the six months ended March 31, 2014 and 2013, respectively. Sales of products to Feeders’ Advantage were $16,787 and $16,799, for each of the three months ended March

31, 2014 and 2013, respectively, which represented 2% and 3% of total product sales for each of the three-month periods ended March 31, 2014 and 2013. Sales of products to Feeders’ Advantage were $37,487 and $35,805 for the six months ended March 31, 2014 and 2013, respectively, which represented 3% of total product sales for each of the six-month periods.

MWI Co. allows Feeders’ Advantage to use its cash management system to finance its day-to-day operations. At any given time, the outstanding position used in the cash management system may be a receivable or payable depending on the cash activity.  A receivable balance bears interest at the prime rate. The interest due on the outstanding receivable is calculated and charged to Feeders’ Advantage on the last day of each month. Conversely, to the extent MWI Co. has a payable balance due to Feeders’ Advantage, the payable balance accrues interest in favor of Feeders’ Advantage at the average federal funds rates in effect for that month.  MWI Co. had a payable balance to Feeders’ Advantage of $2,392 and $777 as of March 31, 2014 and September 30, 2013, respectively.

NOTE 14 — STATEMENTS OF CASH FLOWS – SUPPLEMENTAL AND NON-CASH DISCLOSURES

	Six Months Ended March 31,
	2014	2013
Supplemental Disclosures
Cash paid for interest	$554	$382
Cash paid for income taxes	21,728	16,829
Non-cash Activities
Property and equipment acquisitions financed with accounts payable	164	391

NOTE 15 — COMMITMENTS AND CONTINGENCIES

From time to time, in the normal course of business, we may become a party to legal proceedings that may have an adverse effect on our financial position, results of operations and cash flows. At March 31, 2014, we were not a party to any material pending legal proceedings and were not aware of any claims that individually or in the aggregate could have a material adverse effect on our financial position, results of operations or cash flows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MWI Veterinary Supply, Inc.

Boise, Idaho

We have reviewed the accompanying condensed consolidated balance sheet of MWI Veterinary Supply, Inc. and subsidiaries (the "Company") as of March 31, 2014, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended March 31, 2014 and 2013, and of cash flows for the six-month periods ended March 31, 2014 and 2013. These interim financial statements are the responsibility of the Company’s management.

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

May 6, 2014

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

All dollar amounts are presented in thousands, except for per share amounts.

Overview

We are a leading distributor of animal health products in the United States and the United Kingdom. We sell our products in both the companion and production animal markets. Our growth has primarily been from internal growth initiatives and, to a lesser extent, selective acquisitions, including the following transactions:

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

We estimate that in the United States approximately 59% of our total revenues have been generated from sales to the companion animal market and 41% from sales to the production animal market during fiscal year 2013.  Including the gross billings from agency commissions which are excluded from our total revenues in order to comply with generally accepted accounting principles, we estimate that in the United States approximately 64% of our total revenues have been generated from sales to the companion animal market and 36% from sales to the production animal market during fiscal year 2013.  As a result of the acquisition of substantially all of the assets of IVESCO, we estimate that in the United States approximately 51% of our total revenues have been generated from sales to the companion animal market and 49% from sales to the production animal market during the six months ended March 31, 2014.  Including the gross billings from agency commissions which are excluded from our total revenues in order to comply with generally accepted accounting principles, we estimate that in the United States approximately 55% of our total revenues have been generated from sales to the companion animal market and 45% from sales to the production animal market during the six months ended March 31, 2014. We estimate that approximately two-thirds of our total revenues have been generated from sales to the companion animal market and one-third from sales to the production animal market in the United Kingdom during fiscal year 2013. The state of the overall economy in both the United States and United Kingdom and consumer spending have impacted both the companion animal and production animal markets, with tightening credit markets, volatile commodity prices such as milk, grains, livestock and poultry, and changes in weather patterns (e.g. droughts or seasons of higher precipitation) also affecting demand in the production animal market.  Both the companion animal and production animal markets have been integral to our financial results and we intend to continue supporting both markets.

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

We generally extend some level of credit to our customers without requiring collateral, which exposes us to credit risk.  If customers’ cash flow or operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain other sources of credit, they may not be able to pay or may delay payment to us, or in some cases may return products to us. In the United Kingdom, our business relies on a smaller number of relatively larger customers than does our business in the United States.  Our customers in the United Kingdom accounted for an aggregate of 11.7% and 14.5% of our consolidated accounts receivable balance as of March 31, 2014 and September 30, 2013, respectively, and one significant customer accounted for 1.7%  and 2.6% of our consolidated accounts receivable balance as of March 31, 2014 and September 30, 2013, respectively. We continually assess our customers’ ability to pay us and adjust our allowance for doubtful accounts, as necessary.

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

Vendor Consolidation

Our ten largest vendors supplied products that accounted for approximately 65% and 73% of our revenues during the six months ended March 31, 2014 and 2013, respectively, and 70% of our revenues for the fiscal year ended September 30, 2013.  Zoetis supplied products that accounted for approximately 21% of our revenues during each of the six months ended March 31, 2014 and 2013, and 20% of our revenues for our fiscal year ended September 30, 2013.  Of the Zoetis supplied products, production animal products under a livestock agreement accounted for approximately 10% and 13% of our revenues for the six months ended March 31, 2014 and 2013, respectively, and approximately 10% of our revenues for our fiscal year ended September 30, 2013.  Elanco supplied products that accounted for approximately 10% and 9% of our revenues during the six months ended March 31, 2014 and 2013, respectively, and 10% of our revenues for our fiscal year ended September 30, 2013.  Merck supplied products that accounted for approximately 9% and 15% of our revenues during the six months ended March 31, 2014 and 2013, respectively, and 14% of our revenues for our fiscal year ended September 30, 2013.  Merial, a subsidiary of Sanofi-Aventis, supplies the majority of their products to us under an agency relationship.  Commission revenue generated from Merial products accounted for approximately 43% and 55% of total commission revenues during the six months ended March 31, 2014 and 2013, respectively, and 50% of total commission revenues for our fiscal year ended September 30, 2013.

For more information on our business, see our Annual Report on Form 10-K filed with the SEC on November 27, 2013.

Results of Operations

The following table summarizes our results of operations for the three and six months ended March 31, 2014 and 2013, in dollars and as a percentage of total revenues.

	Three Months Ended March 31,				Six Months Ended March 31,
	2014	%	2013	%	2014	%	2013	%
Revenues:
Product sales	$698,594	96.9%	$541,205	96.1%	$1,361,335	96.6%	$1,090,692	96.0%
Product sales to related party	16,787	2.3%	16,799	3.0%	37,487	2.7%	35,805	3.2%
Commissions	5,891	0.8%	5,110	0.9%	9,709	0.7%	9,465	0.8%
Total revenues	721,272	100.0%	563,114	100.0%	1,408,531	100.0%	1,135,962	100.0%

Cost of product sales	630,212	87.4%	488,435	86.7%	1,228,383	87.2%	984,354	86.7%
Gross profit	91,060	12.6%	74,679	13.3%	180,148	12.8%	151,608	13.3%

SG&A expenses	60,723	8.4%	47,928	8.5%	116,796	8.3%	95,388	8.4%
Depreciation and amortization	2,906	0.4%	2,513	0.5%	5,715	0.4%	4,905	0.4%
Operating income	27,431	3.8%	24,238	4.3%	57,637	4.1%	51,315	4.5%

Other income (expense):
Interest expense	(356)	-%	(223)	-%	(595)	-%	(426)	-%
Earnings of equity method investees	82	-%	85	-%	186	-%	178	-%
Other	155	-%	209	-%	352	-%	413	-%
Total other income (expense)	(119)	-%	71	-%	(57)	-%	165	-%

Income before taxes	27,312	3.8%	24,309	4.3%	57,580	4.1%	51,480	4.5%
Income tax expense	(10,536)	(1.5)%	(9,209)	(1.6)%	(22,365)	(1.6)%	(19,629)	(1.7)%
Net income	$16,776	2.3%	$15,100	2.7%	$35,215	2.5%	$31,851	2.8%

Earnings per common share:
Basic	$1.32		$1.19		$2.77		$2.51
Diluted	$1.32		$1.19		$2.76		$2.51

Weighted average common shares outstanding (in thousands):
Basic	12,712		12,674		12,709		12,669
Diluted	12,748		12,709		12,745		12,702

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Total Revenues.  Total revenues increased 28.1% to $721,272 for the three months ended March 31, 2014, from $563,114 for the three months ended March 31, 2013.   This strong revenue growth was achieved in spite of 17 days during the quarter when at least one distribution center was closed due to severe weather, compared to 4 days in the same period in the prior fiscal year.  Revenues from the IVESCO business were $120,233 during the quarter ended March 31, 2014. Excluding the impact of IVESCO revenues, revenue growth in the United States was 8.0% for the three months ended March 31, 2014, compared to the same period in the prior fiscal year.  Revenue growth was impacted by severe weather conditions experienced during the quarter ended March 31, 2014. Revenues in the United Kingdom decreased 0.8% from the same period in the prior fiscal year, as a result of a 6.8% organic decrease offset in part by a 6.0% increase related to foreign currency translation.

Revenue growth in the United States benefited from increased sales of diagnostic lines, which represented approximately 1.2% of the growth.  Growth in flea, tick and heartworm products represented 0.4% of the revenue growth in the United States for the three months ended March 31, 2014, after being impacted by the launch of a new product sold under an agency relationship.

Product sales to a  related party decreased slightly to $16,787 for the three months ended March 31, 2014, from $16,799 for the three months ended March 31, 2013. Commissions increased 15.3% to $5,891 for the three months ended March 31, 2014, from $5,110 for the three months ended March 31, 2013.  Gross agency billings increased to $94,050 from $93,649 for the three months ended March 31, 2014 and 2013, respectively.  The increase in commissions was due primarily to an incentive earned during the current quarter that was not available in the same quarter in the prior year.

Gross Profit.  Gross profit increased by 21.9% to $91,060 for the three months ended March 31, 2014, from $74,679 for the three months ended March 31, 2013.  The change in gross profit is primarily a result of increased total revenues as discussed above.  Gross profit as a percentage of total revenues decreased to 12.6% for the three months ended March 31, 2014 from 13.3% for the three months ended March 31, 2013.  Product margin as a percentage of total revenues decreased partially due to the addition of the IVESCO business in November 2013. The product margin on the IVESCO business is lower than our overall product margin.  This serves to reduce the overall product margin of the consolidated company when compared to our results for the same period in the prior fiscal year.    In addition, there were pricing pressures during the three months ended March 31, 2014 as market participants strove to achieve sales goals.  Vendor rebates for the three months ended March 31, 2014 increased by approximately $3,923 compared to the three months ended March 31, 2013 primarily due to the growth in revenues and timing of manufacturer programs.

Selling, General and Administrative (“SG&A”).  SG&A expenses increased 26.7% to $60,723 for the three months ended March 31, 2014, from $47,928 for the three months ended March 31, 2013.  The increase in SG&A expenses was primarily due to the addition of the IVESCO business in November 2013.  SG&A expenses as a percentage of total revenues were 8.4% for the three months ended March 31, 2014 compared to 8.5% for the three months ended March 31, 2013. We incurred $740 of integration and acquisition related costs during the quarter in connection with the acquisition of substantially all of the assets of IVESCO on November 1, 2013.

Depreciation and Amortization.  Depreciation and amortization increased 15.6% to $2,906 for the three months ended March 31, 2014, from $2,513 for the three months ended March 31, 2013.  The increase was primarily due to technology and equipment investments, as well as the assets acquired from IVESCO.

Income Tax Expense.  Our effective tax rate for the three months ended March 31, 2014 and 2013 was 38.6% and 37.9%, respectively.  The increase was primarily due to higher estimated state income taxes.

Six Months Ended March 31, 2014 Compared to Six Months Ended March 31, 2013

Total Revenues.  Total revenues increased 24.0% to $1,408,531 for the six months ended March 31, 2014, from $1,135,962 for the six months ended March 31, 2013.  Excluding the revenues resulting from the acquisition of substantially all of the assets of IVESCO, revenue growth in the United States was 8.8% for the six months ended March 31, 2014, compared to the same period in the prior fiscal year.  Revenue growth was impacted by severe weather conditions experienced during the quarter ended March 31, 2014.  Revenues in the United Kingdom decreased 4.7% from the same period in the prior fiscal year, consisting of a 7.9% organic decrease, offset in part by a 3.2% increase related to foreign currency translation.

Product sales to a related party increased by 4.7% to $37,487 for the six months ended March 31, 2014, from $35,805 for the six months ended March 31, 2013.  Commissions increased 2.6% to $9,709 for the six months ended March 31, 2014, from $9,465 for the six months ended March 31, 2013.  Gross agency billings increased to $161,564 from $161,311 for the six months ended March 31, 2014 and 2013, respectively.

Gross Profit.  Gross profit increased by 18.8% to $180,148 for the six months ended March 31, 2014, from $151,608 for the six months ended March 31, 2013.  The change in gross profit is primarily a result of increased total revenues as discussed above.  Gross profit as a percentage of total revenues decreased to 12.8% for the six months ended March 31, 2014 from 13.3% for the six months ended March 31, 2013.  Product margin as a percentage of total revenues decreased partially due to the addition of the IVESCO business during the quarter ended December 31, 2013. The product margin on the IVESCO business is lower than our overall product margin.  This serves to reduce the overall product margin of the consolidated company when compared to our results for the same period in the prior fiscal year.  In addition, there were pricing pressures as market participants strove to achieve sales goals.  Vendor rebates for the six months ended March 31, 2014 increased by approximately $6,484 compared to the six months ended March 31, 2013 primarily due to the growth in revenues and timing of manufacturer programs.

Selling, General and Administrative (“SG&A”).  SG&A expenses increased 22.4% to $116,796 for the six months ended March 31, 2014, from $95,388 for the six months ended March 31, 2013.  The increase in SG&A expenses was primarily due to the addition of the IVESCO business during the quarter ended December 31, 2013.  SG&A expenses as a percentage of total revenues were 8.3% for the six months ended March 31, 2014 compared to 8.4% for the six months ended March 31, 2013.  We incurred $1,557 of integration and acquisition related costs during the six months ended March 31, 2014 in connection with the acquisition of substantially all of the assets of IVESCO on November 1, 2013.

Depreciation and Amortization. Depreciation and amortization increased 16.5% to $5,715 for the six months ended March 31, 2014, from $4,905 for the six months ended March 31, 2013.  The increase was primarily due to technology and equipment investments, as well as the assets acquired from IVESCO.

Income Tax Expense.  Our effective tax rate for the six months ended March 31, 2014 and 2013 was 38.8% and 38.1%, respectively.  The increase was primarily due to higher estimated state income taxes.

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

We generally extend some level of credit to our customers without requiring collateral, which exposes us to credit risk. If customers’ cash flow or operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain other sources of credit, they may not be able to pay or may delay payment to us, or in some cases may return products to us. Any inability of current and/or potential customers to pay us for our products and/or services due to their deteriorating financial condition or otherwise may adversely affect our results of operations and financial condition. Volatility in commodity prices, such as milk, grains, livestock and poultry, and deteriorating economic conditions can have a significant impact on the financial results of our customers. In the United Kingdom, we rely on a smaller number of relatively larger customers than does our business in the United States.  Our customers in the United Kingdom accounted for an aggregate of 11.7% and 14.5% of our consolidated accounts receivable balance as of March 31, 2014 and September 30, 2013, respectively, and one significant customer accounted for 1.7%  and 2.6% of our consolidated accounts receivable balance as of March 31, 2014 and September 30, 2013, respectively. We continually assess our customers’ ability to pay us and adjust our allowance for doubtful accounts, as necessary.

We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested and, accordingly, no provision for U.S. income taxes has been made with respect to any such amounts.  As of March 31, 2014, the amount of cash and cash equivalents associated with indefinitely reinvested foreign earnings was approximately $2,258.  We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements. In the event that these funds are repatriated, such amounts would be subject to income tax liabilities in the United States.  We believe that there are no material implications or restrictions upon our liquidity based on the insignificance of the amounts currently held by our foreign subsidiaries.

Capital Resources. On February 3, 2014, MWI Co., as borrower, entered into the Fifth Amendment,  amending the Credit Agreement by and among MWI Co., MWI, Memorial and the Lenders.  As amended by the Fifth Amendment, the Credit Agreement allows for an aggregate revolving commitment of the Lenders of $200,000 and a maturity date of November 1, 2016.  Under the Credit Agreement, the margin on variable interest rate borrowings ranges from 0.95% to 1.50%.  The commitment fee under the Credit Agreement ranges from 0.15% to 0.25% depending on the funded debt to EBITDA ratio.  The variable interest rate is equal to the Daily LIBOR Floating Rate or the LIBOR 1-month, 2-month, 3-month or 6-month fixed rate (at MWI Co.’s option) plus the margin.  The facility contains financial covenants, including a fixed charge ratio and a funded debt to EBITDA calculation.  We were in compliance with all of the financial covenants as of March 31, 2014 and September 30, 2013.  Our outstanding balance on the Credit Agreement at March 31, 2014 was $112,200, and the interest rate was 1.04% as of March 31, 2014.

On March 15, 2013, Centaur entered into the Amendment to the Sterling Revolving Credit Facility dated November 5, 2010 with Wells Fargo Bank, N.A. London Branch.  The Amendment increases the maximum loan amount of the Sterling Revolving Credit Facility to £20,000, an increase of £7,500, and extends the term of the facility to November 1, 2016. Interest is based on LIBOR for the applicable interest period plus an applicable margin of 0.95% to 1.50%, and the commitment fee ranges from 0.15% to 0.25%, depending on our funded debt to EBITDA ratio.  The facility contains a financial covenant requiring Centaur to maintain a minimum tangible net worth of £5,000.  As of March 31, 2014 and September 30, 2013, Centaur was in compliance with the covenant. The outstanding balance on the Sterling Revolving Credit Facility at March 31, 2014 was £200, or $333 using the exchange rate on March 31, 2014.  The interest rate for the Sterling Revolving Credit Facility was 1.41% as of March 31, 2014.

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

MWI Co. guarantees the obligations of Centaur under the Sterling Revolving Credit Facility and the Overdraft Facility.

Operating Activities.  For the six months ended March 31, 2014, cash used by operations was $7,852 and was primarily attributable to a decrease in accounts payable of $25,123 and an increase in inventories of $22,819, offset in part by net income of $35,215.  The decrease in accounts payable and increase in inventory was primarily due to the timing of payments for strategic inventory purchases.  The increase in net income is a result of the factors discussed above in “Results of Operations.”

Investing Activities.  For the six months ended March 31, 2014, net cash used in investing activities was $85,157.  We acquired substantially all of the assets of IVESCO for $78,128, net of $1,387 of cash acquired. Additionally, we paid for capital expenditures of $7,097 which related primarily to technology and equipment purchases.

Financing Activities.  For the six months ended March 31, 2014, net cash provided by financing activities was $94,131, which was primarily due to net borrowings of $93,681 on our revolving credit facilities.  Our revolving credit facilities are used to fund strategic acquisitions, capital expenditures and meet our working capital requirements.

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

We are exposed to foreign currency risk due to our U.K. subsidiary Centaur.  A hypothetical 10% change in the value of the U.S. dollar in relation to the British Pound, which is the Company’s most significant foreign currency exposure, would have changed net sales for the three months ended March 31, 2014 by approximately $7,700. This amount is not indicative of the hypothetical net earnings impact due to the partially offsetting impact of the currency exchange movements on cost of sales and operating expenses.

The interest payable on our revolving credit facilities is based on variable interest rates and is affected by changes in market interest rates. The outstanding balance on the revolving credit facility in the United States as of March 31, 2014 was $112,200.  The outstanding balance on the revolving credit facilities in the United Kingdom as of March 31, 2014 was $333.  If there had been a combined balance on the revolving credit facilities of $250,000, which is the approximate maximum available amount on the facilities based on the foreign currency rates as of March 31, 2014, a change of 10% from the interest rates as of March 31, 2014 would have changed interest by $277 for the three months ended March 31, 2014.

Item 4.  Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of March 31, 2014.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Item 1.  Legal Proceedings

We are not currently a party to any material pending legal proceedings and are not aware of any claims that individually or in the aggregate could have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The table below provides information concerning our repurchase of shares of our common stock during the three months ended March 31, 2014.

Issuer Purchases of Equity Securities

				Total Number of	Maximum Number (or
	Total			Shares Purchased	Approximate Dollar
	Number		Average	as Part of Publicly	Value) of Shares that May
	of Shares		Price Paid	Announced Plans	Yet Be Purchased Under
Period	Purchased		per Share	or Programs	the Plans or Programs
January 1 to January 31, 2014	160	(1)	$186.26	—	—
February 1 to February 28, 2014	307	(1)	$177.19	—	—
March 1 to March 31, 2014		(1)		$—	—
Total	467		$180.30	—	—

(1) These shares were withheld upon the vesting of employee stock grants in connection with payment of required withholding taxes.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

10.1

Fifth Amendment to Credit Agreement by and among MWI Veterinary Supply, Inc., MWI Veterinary Supply Co., Memorial Pet Care, Inc., Bank of America, N.A. and Wells Fargo Bank, N.A. dated February 3, 2014.

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

Ruary
MWI Veterinary Supply, Inc.
(Registrant)

Date: May 6, 2014	/s/ Mary Patricia B. Thompson
Mary Patricia B. Thompson
Senior Vice President of Finance and Administration, Chief Financial Officer