Form 10-Q
period 2014-06-30
MWI Veterinary Supply, Inc.
filed 2014-07-31
CIK 1323974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of July 24, 2014 was  12,858,979.

MWI VETERINARY SUPPLY, INC.

MWI VETERINARY SUPPLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Dollars and shares in thousands, except per share amounts
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Product sales	$757,918	$586,442	$2,119,253	$1,677,134
Product sales to related party	14,569	15,229	52,056	51,034
Commissions	5,961	4,772	15,670	14,237
Total revenues	778,448	606,443	2,186,979	1,742,405
Cost of product sales	680,973	528,932	1,909,356	1,513,286
Gross profit	97,475	77,511	277,623	229,119

Selling, general and administrative expenses	63,162	48,432	179,958	143,820
Depreciation and amortization	2,984	2,545	8,699	7,450
Operating income	31,329	26,534	88,966	77,849

Other income (expense):
Interest expense	(361)	(173)	(956)	(599)
Earnings of equity method investees	75	75	261	253
Other	195	154	548	567
Total other income (expense), net	(91)	56	(147)	221

Income before taxes	31,238	26,590	88,819	78,070
Income tax expense	(11,873)	(9,809)	(34,238)	(29,438)
Net income	$19,365	$16,781	$54,581	$48,632

Earnings per common share:
Basic	$1.52	$1.32	$4.29	$3.84
Diluted	$1.52	$1.32	$4.28	$3.83

Weighted average common shares outstanding:
Basic	12,718	12,679	12,712	12,672
Diluted	12,744	12,713	12,745	12,705

See notes to condensed consolidated financial statements

MWI VETERINARY SUPPLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in thousands (unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Net income	$19,365	$16,781	$54,581	$48,632
Other comprehensive income (loss)
Foreign currency translation	1,587	135	3,613	(3,381)
Total comprehensive income	$20,952	$16,916	$58,194	$45,251

See notes to condensed consolidated financial statements

MWI VETERINARY SUPPLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars and shares in thousands, except per share amounts
(unaudited)

	June 30,	September 30,
	2014	2013
Assets

Current Assets:
Cash and cash equivalents	$2,644	$953
Receivables, net	384,987	307,445
Inventories	374,141	326,093
Prepaid expenses and other current assets	3,883	6,004
Deferred income taxes	3,957	2,327
Total current assets	769,612	642,822

Property and equipment, net	49,661	39,183
Goodwill	72,885	71,150
Intangibles, net	42,716	40,490
Other assets, net	10,441	8,910
Total assets	$945,315	$802,555

Liabilities and Stockholders’ Equity

Current Liabilities:
Credit facilities	$55,100	$18,801
Accounts payable	358,430	324,057
Accrued expenses and other current liabilities	30,131	21,816
Current portion of capital lease obligations	12	103
Total current liabilities	443,673	364,777

Deferred income taxes	10,349	9,321

Long-term portion of capital lease obligations	-	16

Other long-term liabilities	2,117	2,122

Commitments and contingencies

Stockholders’ Equity
Common stock $0.01 par value, 40,000 authorized; 12,859 and
12,848 shares issued and outstanding, respectively	129	128
Additional paid in capital	153,121	148,459
Retained earnings	330,395	275,814
Accumulated other comprehensive income	5,531	1,918
Total stockholders’ equity	489,176	426,319
Total liabilities and stockholders’ equity	$945,315	$802,555

See notes to condensed consolidated financial statements

MWI VETERINARY SUPPLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
	Nine Months Ended June 30,
	2014	2013
Cash Flows From Operating Activities:
Net income	$54,581	$48,632
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,714	7,466
Amortization of debt issuance costs	29	29
Stock-based compensation	3,992	2,760
Deferred income taxes	(731)	404
Earnings of equity method investees	(261)	(253)
Distribution from equity method investee	337	-
Excess tax benefit of exercise of common stock options
and restricted stock vesting	(267)	(290)
(Gain)/loss on disposal of property and equipment	(33)	92
Other	(33)	(188)
Changes in operating assets and liabilities (net of effects of business acquisitions):
Receivables	2,336	(20,821)
Inventories	18,693	(31,892)
Prepaid expenses and other current assets	1,993	3,708
Accounts payable	(41,524)	50,247
Accrued expenses	6,509	576
Net cash provided by operating activities	54,335	60,470
Cash Flows From Investing Activities:
Business acquisitions, net of cash acquired in fiscal year 2014 of $1,387	(78,246)	(17,006)
Purchases of property and equipment	(11,575)	(7,845)
Proceeds from sales of property and equipment	141	103
Other	(220)	(238)
Net cash used in investing activities	(89,900)	(24,986)
Cash Flows From Financing Activities:
Borrowings on credit facilities	555,767	482,623
Payments on credit facilities	(519,628)	(518,511)
Proceeds from issuance of common stock	606	471
Proceeds from exercise of common stock options	58	99
Excess tax benefit of exercise of common stock options
and restricted stock vesting	267	290
Tax withholdings on net settlements of share-based awards	(155)	-
Payment on long-term debt and capital lease obligations	(110)	(263)
Other	(125)	-
Net cash provided by/(used in) financing activities	36,680	(35,291)

Effect of exchange rate on Cash and Cash Equivalents	576	(176)

Net Increase in Cash and Cash Equivalents	1,691	17
Cash and Cash Equivalents at Beginning of Period	953	514
Cash and Cash Equivalents at End of Period	$2,644	$531

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

In the opinion of our management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly, in all material respects, our results for the periods presented. These condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our 2013 Annual Report on Form 10-K filed with the SEC on November 27, 2013.  The results of operations for the three and nine months ended June 30, 2014 are not necessarily indicative of results to be expected for the entire fiscal year.

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

Revenue Recognition

We sell products we source from vendors to our customers through either a “buy/sell” transaction or an agency relationship with our vendors. In a “buy/sell” transaction, we purchase or take inventory of products from the vendor. When a customer places an order with us, we pick, pack, ship and invoice the customer for the order. We recognize revenue from “buy/sell” transactions as product sales when the product is delivered to the customer. We accept product returns from our customers. We estimate returns based on historical experience and recognize these estimated returns as a reduction of product sales. Product returns have historically not been significant to our financial statements. We record revenues net of sales tax.  In an agency relationship, we generally do not purchase and take inventory of products from vendors. We receive an order from a customer, then transmit the order to the vendor, who picks, packs and ships the order to the customer. In some cases, the vendor invoices and collects payment from the customer, while in other cases we invoice and collect payment from the customer on behalf of the vendor. We receive a commission payment for soliciting the order from the customer and for providing other customer service activities. Commissions are recognized when the services upon which the commissions are based are complete. Gross billings from agency contracts were  $105,626 and $97,337 for the three months ended June 30, 2014 and 2013, respectively, and generated commission revenue of $5,961 and $4,772, respectively. Gross billings from agency contracts were $267,190 and $258,647 for the nine months ended June 30, 2014 and 2013, respectively, and generated commission revenue of $15,670  and $14,237, respectively.

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

Concentrations of Risk

Our financial instruments that are exposed to concentrations of credit risk consist primarily of our receivables. Our customers are geographically dispersed throughout the United States and United Kingdom.  In the United Kingdom, our business relies on a smaller number of relatively larger customers than does our business in the United States. Our customers in the United Kingdom accounted for an aggregate of 13.3% and 14.5% of our consolidated accounts receivable balance as of June 30, 2014 and September 30, 2013, respectively.  We routinely assess the financial strength of our customers and review their credit history before extending credit. In addition, we establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

NOTE 2 — EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This guidance is effective for our fiscal year and interim periods beginning October 1, 2017. We are currently evaluating the effect that adopting this new accounting guidance will have on our consolidated financial statements.

In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which includes bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending arrangements that are either offset on the balance sheet or subject to an enforceable master netting arrangement or similar agreement.  This guidance is effective for our fiscal year beginning October 1, 2013.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

On November 1, 2013, MWI Co. purchased substantially all of the assets of IVESCO Holdings, LLC (“IVESCO”) for a net purchase price of $79,633, after giving effect to post-closing adjustments.  The cash purchase price was funded with borrowings by the Company under its Credit Agreement (as defined herein). IVESCO engaged in the distribution and sale of animal health and related products and services, logistics and technical support relating to such distribution and sale of animal health and related products. The intangible assets acquired in the acquisition include trade name and customer relationships.  The intangible asset representing customer relationships acquired in the acquisition has an estimated useful life of 9 years.  The amount recorded in goodwill is expected to be deductible for tax purposes over 15 years. The fair values assigned to the tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition, which may be adjusted during the allocation period as defined in Accounting Standards Codification (“ASC”) 805.  These purchase price allocations are based on a combination of valuations and analyses.

	IVESCO	PCI Animal Health
Cash	$1,387	$-
Receivables	77,255	3,585
Inventories	65,033	1,928
Other current assets	335	-
Property and equipment	4,931	-
Other assets	1,102	-
Goodwill	1,194	9,327
Intangibles	3,850	4,780
Total assets acquired	155,087	19,620

Accounts payable	73,875	2,513
Accrued expenses	1,579	-
Total liabilities assumed	75,454	2,513

Net assets acquired	$79,633	$17,107

Due to the commencement of the integration of IVESCO, it is impracticable to separately present the revenues and earnings of IVESCO that are included in our consolidated statements of income from the acquisition date of November 1, 2013 through June 30, 2014. This information for PCI Animal Health is also not presented as it is impracticable due to the integration of the acquired operations.

The following table presents supplemental pro forma information for the nine months ended June 30, 2014 and 2013 as if the acquisition of substantially all of the assets of IVESCO had occurred on October 1, 2012 (pro forma information is not presented for PCI Animal Health as it is not material):

	Unaudited Pro Forma Consolidated Results

	Nine Months Ended June 30,
	2014	2013
Revenues	$2,236,971	$2,113,665
Net Income	$54,582	$51,701
Earnings per common share - diluted	$4.28	$4.07

Results for the nine months ended June 30, 2014 include approximately $2,329 of integration and acquisition related expenses incurred in connection with the acquisition of substantially all of the assets of IVESCO on November 1, 2013. The unaudited pro forma consolidated results are not necessarily indicative of what our consolidated results of operations would have been had we completed the acquisition on October 1, 2012.  Additionally, the unaudited pro forma consolidated results do not purport to project the future results of operations of the combined company.

NOTE 4 — RECEIVABLES

	June 30,	September 30,
	2014	2013
Trade	$345,845	$282,923
Vendor rebates and programs	42,327	26,983
	388,172	309,906
Allowance for doubtful accounts	(3,185)	(2,461)
	$384,987	$307,445

NOTE 5 — PROPERTY AND EQUIPMENT

	June 30,	September 30,
	2014	2013
Land	$2,519	$1,932
Building and leasehold improvements	20,848	14,914
Machinery, furniture and equipment	43,261	38,032
Computer equipment	13,257	9,868
Construction in progress	5,275	4,328
	85,160	69,074
Accumulated depreciation	(35,499)	(29,891)
	$49,661	$39,183

Depreciation expense was $2,160 and $1,753 for the three months ended June 30, 2014 and 2013, respectively. Depreciation expense was $6,214 and $5,202 for the nine months ended June 30, 2014 and 2013, respectively.

NOTE 6 — GOODWILL AND INTANGIBLES

The changes in the carrying value of goodwill are as follows:

Goodwill as of September 30, 2013	$71,150
Acquisition activity	1,194
Foreign currency translation	541
Goodwill as of June 30, 2014	$72,885

Balances of intangibles are as follows:

	Estimated
	Useful Lives	June 30, 2014
Amortizing:		Cost	Accumulated Amortization	Net
Customer relationships	9 - 20 years	$38,147	$(10,422)	$27,725
Covenants not to compete	1 - 5 years	373	(150)	223
Technology	11 years	5,830	(1,413)	4,417
Other	2 - 7 years	1,213	(1,017)	196
		45,563	(13,002)	32,561
Non-Amortizing:
Trade names and patents		10,155	-	10,155
		$55,718	$(13,002)	$42,716

	Estimated
	Useful Lives	September 30, 2013
Amortizing:		Cost	Accumulated Amortization	Net
Customer relationships	9 - 20 years	$35,797	$(8,393)	$27,404
Covenants not to compete	1 - 5 years	450	(185)	265
Technology	11 years	5,830	(1,016)	4,814
Other	2 - 7 years	1,126	(794)	332
		43,203	(10,388)	32,815
Non-Amortizing:
Trade names and patents		7,675	-	7,675
		$50,878	$(10,388)	$40,490

Amortization expense was $830 and $797 for the three months ended June 30, 2014 and 2013, respectively.  Amortization expense was $2,500 and $2,264 for the nine months ended June 30, 2014 and 2013, respectively.

Estimated future annual amortization expense related to intangible assets as of June 30, 2014 is as follows:

Amount
Remainder of 2014	$833
2015	3,012
2016	2,889
2017	2,802
2018	2,784
Thereafter	20,241
$32,561

The above projection of amortization expense is based upon preliminary estimates of intangible assets and lives associated with the acquisition of substantially all of the assets of IVESCO.  These amounts may be adjusted during the allocation period as defined in ASC 805.

NOTE 7 — DEBT

The following table presents the outstanding debt and capital lease obligations as of June 30, 2014 and September 30, 2013:

	June 30,	September 30,
	2014	2013
Revolving credit facility, 1.04% interest as of June 30, 2014	$55,100	$16,300
Sterling revolving credit facility	-	2,501
Capital lease obligations (1)	12	119
Total debt and capital lease obligations	55,112	18,920
Less: Long-term capital lease obligations	-	(16)
Total debt and capital lease obligations included in current liabilities	$55,112	$18,904

(1) The capital lease obligations have varying maturity dates.

Revolving Credit Facility — On February 3, 2014, MWI Co., as borrower, entered into a Fifth Amendment to Credit Agreement (the “Fifth Amendment”), amending the Credit Agreement dated December 13, 2006, as amended (the “Credit Agreement”), by and among MWI Co., MWI, and Memorial Pet Care, Inc. (“Memorial”) and Bank of America, N.A. and Wells Fargo Bank, N.A. as lenders (collectively, the “Lenders”).  As amended by the Fifth Amendment, the Credit Agreement allows for an aggregate revolving commitment of the Lenders of $200,000 and a maturity date of November 1, 2016.  Under the Credit Agreement, the margin on variable interest rate borrowings ranges from 0.95% to 1.50%.  The commitment fee under the Credit Agreement ranges from 0.15% to 0.25% depending on the funded debt to EBITDA ratio.  The variable interest rate is equal to the Daily LIBOR Floating Rate or the LIBOR 1-month, 2-month, 3-month or 6-month fixed rate (at MWI Co.’s option) plus the margin.  The Credit Agreement contains financial covenants, including a fixed charge ratio and a funded debt to EBITDA ratio.  We were in compliance with all of the financial covenants as of June 30, 2014 and September 30, 2013.

Sterling Revolving Credit Facility— On March 15, 2013, Centaur Services Limited (“Centaur”) entered into a First Amendment (the “Amendment”) to the unsecured revolving line of credit facility (the “Sterling Revolving Credit Facility”) dated November 5, 2010 with Wells Fargo Bank, N.A. London Branch.  The Amendment increases the maximum loan amount of the Sterling Revolving Credit Facility to £20,000, an increase of £7,500, and extends the term of the facility to November 1, 2016. Interest is based on LIBOR for the applicable interest period plus an applicable margin of 0.95% to 1.50%, and the commitment fee ranges from 0.15% to 0.25%, depending on our funded debt to EBITDA ratio.  The facility contains a financial covenant requiring Centaur to maintain a minimum tangible net worth of £5,000.  As of June 30, 2014 and September 30, 2013, Centaur was in compliance with the covenant.

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

As of June 30, 2014 and September 30, 2013, financial instruments include cash and cash equivalents, receivables and accounts payable, and the fair values approximate book values due to their short maturities.

Our revolving credit facilities in the United States and in the United Kingdom were amended in the recent past and are based on market conditions such as LIBOR.  Because these credit facilities include interest rates based on current market conditions (Level 1 inputs), we believe that the estimated fair value of our debt approximated carrying value.

NOTE 9 — COMMON STOCK AND STOCK-BASED AWARDS

We have a 2005 Stock-Based Award and Incentive Compensation Plan (the “2005 Plan”), under which we may offer shares of our common stock and grant options to purchase shares of our common stock to selected employees and non-employee directors. The purpose of the 2005 Plan is to promote our long-term financial success by attracting, retaining and rewarding eligible participants. As of June 30, 2014 and September 30, 2013, we had 809,065 and 815,260 shares, respectively, of our common stock available for issuance under the 2005 Plan. As of June 30, 2014,  12,766 options to purchase common stock were outstanding with a weighted average exercise price of $17.46 per share and which expire through September 2015.

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

We did not grant common stock options during each of the nine months ended June 30, 2014 and 2013.  During the nine months ended June 30, 2014 and 2013, we issued 5,300 and 3,650 shares, respectively, of restricted stock under the 2005 Plan. We also granted 4,505 and 6,000 shares of unrestricted stock to non-employee directors during the nine months ended June 30, 2014 and 2013, respectively. During the three months ended June 30, 2014 and 2013, we recognized $1,054 and $701 of compensation expense related to stock grants, respectively. During the nine months ended June 30, 2014 and 2013, we recognized $3,992 and $2,893 of compensation expense related to stock grants, respectively.

We also have an employee stock purchase plan (“ESPP”) that allows substantially all employees to purchase shares of our common stock at 95% of the fair market value on the date of purchase.  The purchase date is the last trading date of the purchase periods, which begin in March, June, September and December.  Employees accumulate amounts through payroll deductions during the purchase period of between 1% and 10% but no more than $20 annually.  An employee is allowed to purchase a maximum of 200 shares per purchase period.  During the nine months ended June 30, 2014 and 2013, we issued 4,022 and 4,155 shares, respectively, of our common stock under the ESPP.

NOTE 10 — INCOME TAXES

Our effective tax rate for the three months ended June 30, 2014 and 2013 was 38.0% and 36.9%, respectively. Our effective tax rate for the nine months ended June 30, 2014 and 2013 was 38.5 % and 37.7%, respectively.  The increase was primarily due to higher estimated state income taxes.

With few exceptions, we are no longer subject to income tax examination for years before 2010 in the U.S. and 2009 in significant state and local jurisdictions.  We are no longer subject to income tax examination for years before 2011 in significant foreign jurisdictions.

NOTE 11 — COMPUTATION OF EARNINGS PER SHARE (In thousands, except per share data)

	Three Months Ended June 30,
	2014		2013
	Basic	Diluted	Basic	Diluted
Net income	$19,365	$19,365	$16,781	$16,781

Weighted average common shares outstanding	12,718	12,718	12,679	12,679
Effect of dilutive securities
Stock options and restricted stock		26		34

Weighted average diluted shares outstanding		12,744		12,713
Earnings per share	$1.52	$1.52	$1.32	$1.32

Anti-dilutive shares excluded from calculation		1		-

	Nine Months Ended June 30,
	2014		2013
	Basic	Diluted	Basic	Diluted
Net income	$54,581	$54,581	$48,632	$48,632

Weighted average common shares outstanding	12,712	12,712	12,672	12,672
Effect of diluted securities
Stock options and restricted stock		33		33

Weighted average diluted shares outstanding		12,745		12,705
Earnings per share	$4.29	$4.28	$3.84	$3.83

Anti-dilutive shares excluded from calculation		1		-

NOTE 12 — ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income, comprised entirely of foreign currency translation adjustments, consisted of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Balance, beginning of period	$3,944	$(1,974)	$1,918	$1,542
Foreign currency translation gain (loss) in
other comprehensive income	1,587	135	3,613	(3,381)
Balance, end of period	$5,531	$(1,839)	$5,531	$(1,839)

NOTE 13 — RELATED PARTIES

MWI Co. holds a 50.0% membership interest in Feeders’ Advantage LLC (“Feeders’ Advantage”).  MWI Co. charged Feeders’ Advantage for certain operating and administrative services in the amounts of $241 and $240 for the three months ended June 30, 2014 and 2013, respectively, and $832 and $797 for the nine months ended June 30, 2014 and 2013, respectively. Sales of products to Feeders’ Advantage were $14,569 and $15,229, for the three months ended June 30, 2014 and 2013, respectively, which represented 2% and 3% of total product sales for the three-month periods ended June 30, 2014 and 2013. Sales of products to Feeders’ Advantage were $52,056 and $51,034 for the nine months ended June 30, 2014 and 2013, respectively, which represented 2% and 3% of total product sales for the nine-month periods ended June 30, 2014 and 2013.

MWI Co. allows Feeders’ Advantage to use its cash management system to finance its day-to-day operations. At any given time, the outstanding position used in the cash management system may be a receivable or payable depending on the cash activity.  A receivable balance bears interest at the prime rate. The interest due on the outstanding receivable is calculated and charged to Feeders’ Advantage on the last day of each month. Conversely, to the extent MWI Co. has a payable balance due to Feeders’ Advantage, the payable balance accrues interest in favor of Feeders’ Advantage at the average federal funds rates in effect for that month.  MWI Co. had a payable balance to Feeders’ Advantage of $1,647 and $777 as of June 30, 2014 and September 30, 2013, respectively.

NOTE 14 — STATEMENTS OF CASH FLOWS – SUPPLEMENTAL AND NON-CASH DISCLOSURES

	Nine Months Ended June 30,
	2014	2013
Supplemental Disclosures
Cash paid for interest	$895	$533
Cash paid for income taxes	32,790	26,362
Non-cash Activities
Property and equipment acquisitions financed with accounts payable	212	134

NOTE 15 — COMMITMENTS AND CONTINGENCIES

From time to time, in the normal course of business, we may become a party to legal proceedings that may have an adverse effect on our financial position, results of operations and cash flows. At June 30, 2014, we were not a party to any material pending legal proceedings and were not aware of any claims that individually or in the aggregate could have a material adverse effect on our financial position, results of operations or cash flows.

NOTE 16 — SUBSEQUENT EVENT

As previously disclosed, on July 24, 2014, IDEXX Laboratories, Inc. (“IDEXX”) delivered to the Company a notice that it was moving to a direct sales and distribution model effective January 1, 2015.  The Company estimates that sales of these IDEXX products represent approximately 3.4% of annual revenues, and approximately 2.5% of pretax income.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MWI Veterinary Supply, Inc.

Boise, Idaho

We have reviewed the accompanying condensed consolidated balance sheet of MWI Veterinary Supply, Inc. and subsidiaries (the "Company") as of June  30, 2014, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended June 30, 2014 and 2013, and of cash flows for the nine-month periods ended June 30, 2014 and 2013. These interim financial statements are the responsibility of the Company’s management.

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

July 31, 2014

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

As a result of the acquisition of substantially all of the assets of IVESCO, we estimate that in the United States approximately 52% of our total revenues have been generated from sales to the companion animal market and 48% from sales to the production animal market during the nine months ended June 30, 2014.  Including the gross billings from agency commissions which are excluded from our total revenues in order to comply with generally accepted accounting principles, we estimate that in the United States approximately 56% of our total revenues have been generated from sales to the companion animal market and 44% from sales to the production animal market during the nine months ended June 30, 2014. We estimate that approximately two-thirds of our total revenues have been generated from sales to the companion animal market and one-third from sales to the production animal market in the United Kingdom during the nine months ended June 30, 2014.  The state of the overall economy in both the United States and United Kingdom and consumer spending have impacted both the companion animal and production animal markets, with tightening credit markets, volatile commodity prices such as milk, grains, livestock and poultry, and changes in weather patterns (e.g. droughts or seasons of higher precipitation) also affecting demand in the production animal market.  Both the companion animal and production animal markets have been integral to our financial results and we intend to continue supporting both markets.

Industry

We believe that growth in the companion animal market in both the United States and United Kingdom has slowed as a result of a decrease in consumer spending, but has shown signs of a recovery in 2012, 2013 and the first half of 2014.  Historically, growth in the companion animal market has been due to the increasing number of households with companion animals, increased expenditures on animal health and preventative care, an aging pet population, advancements in pharmaceuticals and diagnostic testing and extensive marketing programs sponsored by companion animal nutrition and pharmaceutical companies. While the average order size for companion animal health products is often smaller than production animal health products, companion animal health products typically have higher margins. We intend to continue to penetrate this market through internal growth initiatives and selective acquisitions.  We believe that some of our customers in this market have experienced liquidity issues as a result of the tightening credit markets.

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

We generally extend some level of credit to our customers without requiring collateral, which exposes us to credit risk.  If customers’ cash flow or operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain other sources of credit, they may not be able to pay or may delay payment to us, or in some cases may return products to us. In the United Kingdom, our business relies on a smaller number of relatively larger customers than does our business in the United States.  Our customers in the United Kingdom accounted for an aggregate of 13.3% and 14.5% of our consolidated accounts receivable balance as of June 30, 2014 and September 30, 2013, respectively.  We continually assess our customers’ ability to pay us and adjust our allowance for doubtful accounts, as necessary.

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

Vendor Consolidation

Our ten largest vendors supplied products that accounted for approximately 67% and 73% of our revenues during the nine months ended June 30, 2014 and 2013, respectively, and 70% of our revenues for the fiscal year ended September 30,

2013.  Zoetis supplied products that accounted for approximately 20% and 21% of our revenues during each of the nine months ended June 30, 2014 and 2013, and 20% of our revenues for our fiscal year ended September 30, 2013.  Of the Zoetis supplied products, production animal products under a livestock agreement accounted for approximately 10% and 11% of our revenues for the nine months ended June 30, 2014 and 2013, respectively, and approximately 10% of our revenues for our fiscal year ended September 30, 2013.  Elanco supplied products that accounted for approximately 10% and 11% of our revenues during the June 30, 2014 and 2013, respectively, and 10% of our revenues for our fiscal year ended September 30, 2013.  Merck supplied products that accounted for approximately 11% and 15% of our revenues during the nine months ended June 30, 2014 and 2013, respectively, and 14% of our revenues for our fiscal year ended September 30, 2013.  Merial, a subsidiary of Sanofi-Aventis, supplies the majority of their products to us under an agency relationship.  Commission revenue generated from Merial products accounted for approximately 48% and 53% of total commission revenues during the nine months ended June 30, 2014 and 2013, respectively, and 50% of total commission revenues for our fiscal year ended September 30, 2013.

For more information on our business, see our Annual Report on Form 10-K filed with the SEC on November 27, 2013.

Results of Operations

The following table summarizes our results of operations for the three and nine months ended June 30, 2014 and 2013, in dollars and as a percentage of total revenues.

	Three Months Ended June 30,				Nine Months Ended June 30,
	2014	%	2013	%	2014	%	2013	%
Revenues:
Product sales	$757,918	97.4%	$586,442	96.7%	$2,119,253	96.9%	$1,677,134	96.3%
Product sales to related party	14,569	1.9%	15,229	2.5%	52,056	2.4%	51,034	2.9%
Commissions	5,961	0.8%	4,772	0.8%	15,670	0.7%	14,237	0.8%
Total revenues	778,448	100.0%	606,443	100.0%	2,186,979	100.0%	1,742,405	100.0%

Cost of product sales	680,973	87.5%	528,932	87.2%	1,909,356	87.3%	1,513,286	86.9%
Gross profit	97,475	12.5%	77,511	12.8%	277,623	12.7%	229,119	13.1%

SG&A expenses	63,162	8.1%	48,432	8.0%	179,958	8.2%	143,820	8.3%
Depreciation and amortization	2,984	0.4%	2,545	0.4%	8,699	0.4%	7,450	0.4%
Operating income	31,329	4.0%	26,534	4.4%	88,966	4.1%	77,849	4.5%

Other income (expense):
Interest expense	(361)	-%	(173)	-%	(956)	-%	(599)	-%
Earnings of equity method investees	75	-%	75	-%	261	-%	253	-%
Other	195	-%	154	-%	548	-%	567	-%
Total other income (expense)	(91)	-%	56	-%	(147)	-%	221	-%

Income before taxes	31,238	4.0%	26,590	4.4%	88,819	4.1%	78,070	4.5%
Income tax expense	(11,873)	(1.5)%	(9,809)	(1.6)%	(34,238)	(1.6)%	(29,438)	(1.7)%
Net income	$19,365	2.5%	$16,781	2.8%	$54,581	2.5%	$48,632	2.8%

Earnings per common share:
Basic	$1.52		$1.32		$4.29		$3.84
Diluted	$1.52		$1.32		$4.28		$3.83

Weighted average common shares outstanding (in thousands):
Basic	12,718		12,679		12,712		12,672
Diluted	12,744		12,713		12,745		12,705

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Total Revenues.  Total revenues increased 28.4% to $778,448 for the three months ended June 30, 2014, from $606,443 for the three months ended June 30, 2013.  Revenue growth in the United States was 30.4% for the three months ended June 30, 2014, compared to the same period in the prior fiscal year. This strong growth was due to revenues related to the acquisition of substantially all of the assets of IVESCO, which were acquired on November 1, 2013, and organic revenue growth.  Growth in flea, tick and heartworm products represented 2.0% of the revenue growth in the United States for the three months ended June 30, 2014. Revenue growth in the United States also benefited from increased sales of diagnostic lines, which represented approximately 0.6% of the growth.  Revenues in the United Kingdom increased 14.0% from the same period in the prior fiscal year, as a result of a 4.1% organic increase combined with a 9.9% increase related to foreign currency translation.

Product sales to a related party decreased slightly to $14,569 for the three months ended June 30, 2014, from $15,229 for the three months ended June 30, 2013. Commissions increased 24.9% to $5,961 for the three months ended June 30, 2014, from $4,772 for the three months ended June 30, 2013.  Gross agency billings increased to $105,626 from $97,337 for the three months ended June 30, 2014 and 2013, respectively.

Gross Profit.  Gross profit increased by 25.8% to $97,475 for the three months ended June 30, 2014, from $77,511 for the three months ended June 30, 2013.  The change in gross profit is primarily a result of increased total revenues as discussed above.  Gross profit as a percentage of total revenues decreased to 12.5% for the three months ended June 30, 2014 from 12.8% for the three months ended June 30, 2013.  Product margin as a percentage of total revenues decreased primarily due to the addition of the IVESCO business in November 2013. The product margin on the IVESCO business is generally lower than our overall product margin.  This serves to reduce the overall product margin of the consolidated company when compared to our results for the same period in the prior fiscal year.  Vendor rebates for the three months ended June 30, 2014  increased by approximately $2,646 compared to the three months ended June 30, 2013 primarily due to the growth in revenues.

Selling, General and Administrative (“SG&A”).  SG&A expenses increased 30.4% to $63,162 for the three months ended June 30, 2014, from $48,432 for the three months ended June 30, 2013.  SG&A expenses as a percentage of total revenues were 8.1% for the three months ended June 30, 2014 compared to 8.0% for the three months ended June 30, 2013. These increases were primarily due to the addition of the IVESCO business in November 2013 and costs associated with the commencement of the consolidation process.  We incurred $771 of integration and acquisition related costs during the quarter in connection with the acquisition of substantially all of the assets of IVESCO on November 1, 2013.

Depreciation and Amortization.  Depreciation and amortization increased 17.2% to $2,984 for the three months ended June 30, 2014, from $2,545 for the three months ended June 30, 2013.  The increase was primarily due to technology and equipment investments, as well as the assets acquired from IVESCO.

Income Tax Expense.  Our effective tax rate for the three months ended June 30, 2014 and 2013 was 38.0% and 36.9%, respectively.  The increase was primarily due to higher estimated state income taxes.

Nine Months Ended June 30, 2014 Compared to Nine Months Ended June 30, 2013

Total Revenues.  Total revenues increased 25.5% to $2,186,979 for the nine months ended June 30, 2014, from $1,742,405 for the nine months ended June 30, 2013.  Revenue growth in the United States was 29.4% for the nine months ended June 30, 2014, compared to the same period in the prior fiscal year. This strong growth was due to revenues related to the acquisition of substantially all of the assets of IVESCO, which were acquired on November 1, 2013, and organic revenue growth.  Revenues in the United Kingdom increased 1.1% from the same period in the prior fiscal year, consisting of a 4.1% organic decrease, offset by a 5.2% increase related to foreign currency translation.

Product sales to a related party increased by 2.0% to $52,056 for the nine months ended June 30, 2014, from $51,034 for the nine months ended June 30, 2013.  Commissions increased 10.1% to $15,670 for the nine months ended June 30, 2014, from $14,237 for the nine months ended June 30, 2013. Gross agency billings increased to $267,190 from $258,647 for the nine months ended June 30, 2014 and 2013, respectively.

Gross Profit.  Gross profit increased by 21.2% to $277,623 for the nine months ended June 30, 2014, from $229,119 for the nine months ended June 30, 2013.  The change in gross profit is primarily a result of increased total revenues as discussed above.  Gross profit as a percentage of total revenues decreased to 12.7% from 13.1% for the nine months ended June 30, 2014 and 2013.  Product margin as a percentage of total revenues decreased primarily due to the addition of the IVESCO business during the quarter ended December 31, 2013. The product margin on the IVESCO business is generally lower than our overall product margin.  This serves to reduce the overall product margin of the consolidated company when compared to our results for the same period in the prior fiscal year.  Vendor rebates for the nine months ended June 30, 2014  increased by approximately $9,129 compared to the nine months ended June 30, 2013 primarily due to the growth in revenues.

Selling, General and Administrative (“SG&A”).  SG&A expenses increased 25.1% to $179,958 for the nine months ended June 30, 2014, from $143,820 for the nine months ended June 30, 2013.  The increase in SG&A expenses was primarily due to the addition of the IVESCO business during the quarter ended December 31, 2013.  SG&A expenses as a percentage of total revenues were 8.2% for the nine months ended June 30, 2014 compared to 8.3% for the nine months ended June 30, 2014.  We incurred $2,329 of integration and acquisition related costs during the nine months ended June 30, 2014 in connection with the acquisition of substantially all of the assets of IVESCO on November 1, 2013.

Depreciation and Amortization. Depreciation and amortization increased 16.8% to $8,699 for the nine months ended June 30, 2014, from $7,450 for the nine months ended June 30, 2013.  The increase was primarily due to technology and equipment investments, as well as the assets acquired from IVESCO.

Income Tax Expense.  Our effective tax rate for the nine months ended June 30, 2014 and 2013 was 38.5% and 37.7%, respectively.  The increase was primarily due to higher estimated state income taxes.

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

We generally extend some level of credit to our customers without requiring collateral, which exposes us to credit risk. If customers’ cash flow or operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain other sources of credit, they may not be able to pay or may delay payment to us, or in some cases may return products to us. Any inability of current and/or potential customers to pay us for our products and/or services due to their deteriorating financial condition or otherwise may adversely affect our results of operations and financial condition. Volatility in commodity prices, such as milk, grains, livestock and poultry, and deteriorating economic conditions can have a significant impact on the financial results of our customers. In the United Kingdom, we rely on a smaller number of relatively larger customers than does our business in the United States.  Our customers in the United Kingdom accounted for an aggregate of 13.3% and 14.5% of our consolidated accounts receivable balance as of June 30, 2014 and September 30, 2013, respectively.  We continually assess our customers’ ability to pay us and adjust our allowance for doubtful accounts, as necessary.

We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested and, accordingly, no provision for U.S. income taxes has been made with respect to any such amounts.  As of June 30, 2014, the amount of cash and cash equivalents associated with indefinitely reinvested foreign earnings was approximately $2,459.  We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements. In the event that these funds are repatriated, such amounts would be subject to income tax liabilities in the United States.  We believe that there are no material implications or restrictions upon our liquidity based on the insignificance of the amounts currently held by our foreign subsidiaries.

Capital Resources. On February 3, 2014, MWI Co., as borrower, entered into the Fifth Amendment, amending the Credit Agreement by and among MWI Co., MWI, Memorial and the Lenders.  As amended by the Fifth Amendment, the Credit Agreement allows for an aggregate revolving commitment of the Lenders of $200,000 and a maturity date of November 1, 2016.  Under the Credit Agreement, the margin on variable interest rate borrowings ranges from 0.95% to 1.50%.  The commitment fee under the Credit Agreement ranges from 0.15% to 0.25% depending on the funded debt to EBITDA ratio.  The variable interest rate is equal to the Daily LIBOR Floating Rate or the LIBOR 1-month, 2-month, 3-month or 6-month fixed rate (at MWI Co.’s option) plus the margin.  The facility contains financial covenants, including a fixed charge ratio and a funded debt to EBITDA calculation.  We were in compliance with all of the financial covenants as of June 30, 2014 and September 30, 2013.  Our outstanding balance on the Credit Agreement at June 30, 2014 was $55,100, and the interest rate was 1.04% as of June 30, 2014.

On March 15, 2013, Centaur entered into the Amendment to the Sterling Revolving Credit Facility dated November 5, 2010 with Wells Fargo Bank, N.A. London Branch.  The Amendment increases the maximum loan amount of the Sterling

Revolving Credit Facility to £20,000, an increase of £7,500, and extends the term of the facility to November 1, 2016. Interest is based on LIBOR for the applicable interest period plus an applicable margin of 0.95% to 1.50%, and the commitment fee ranges from 0.15% to 0.25%, depending on our funded debt to EBITDA ratio.  The facility contains a financial covenant requiring Centaur to maintain a minimum tangible net worth of £5,000.  As of June 30, 2014 and September 30, 2013, Centaur was in compliance with the covenant. No balance was outstanding on the Sterling Revolving Credit Facility at June 30, 2014.

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

MWI Co. guarantees the obligations of Centaur under the Sterling Revolving Credit Facility and the Overdraft Facility.

Operating Activities.  For the nine months ended June 30, 2014, cash provided by operations was $54,335 and was primarily attributable to net income of $54,581.  The increase in net income is a result of the factors discussed above in “Results of Operations.”

For the nine months ended June 30, 2013, cash provided by operations was $60,470 and was primarily attributable to net income of $48,632.  Cash flow from operations benefitted during the quarter ended June 30, 2013 due to the timing of payments for inventory that was purchased ahead of price increases during the previous quarter ended March 31, 2013.

Investing Activities.  For the nine months ended June 30, 2014, net cash used in investing activities was $89,900.  We acquired substantially all of the assets of IVESCO for $78,246, net of $1,387 of cash acquired. Additionally, we paid for capital expenditures of $11,575 which related primarily to technology and equipment purchases.

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

Financing Activities.  For the nine months ended June 30, 2014, net cash provided by financing activities was $36,680, which was primarily due to net borrowings of $36,139 on our revolving credit facilities.  Our revolving credit facilities are used to fund strategic acquisitions, capital expenditures and meet our working capital requirements.

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

We are exposed to foreign currency risk due to our U.K. subsidiary Centaur.  A hypothetical 10% change in the value of the U.S. dollar in relation to the British Pound, which is the Company’s most significant foreign currency exposure, would have changed net sales for the three months ended June 30, 2014 by approximately $8,500. This amount is not indicative of the hypothetical net earnings impact due to the partially offsetting impact of the currency exchange movements on cost of sales and operating expenses.

The interest payable on our revolving credit facilities is based on variable interest rates and is affected by changes in market interest rates. The outstanding balance on the revolving credit facility in the United States as of June 30, 2014 was $55,100.  The outstanding balance on the revolving credit facilities in the United Kingdom as of June 30, 2014 was $0.  If there had been a combined balance on the revolving credit facilities of $250,000, which is the approximate maximum available amount on the facilities based on the foreign currency rates as of June 30, 2014, a change of 10% from the interest rates as of June 30, 2014 would have changed interest by $281 for the three months ended June 30, 2014.

Item 4.  Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of June 30, 2014.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Item 1.  Legal Proceedings

On July 30, 2014, Ealena Callender, a purported stockholder of the Company, brought a derivative lawsuit in the Court of Chancery of the State of Delaware against the Company as nominal defendant and against each of the Company’s directors, as well as a former director, as defendants, alleging breach of fiduciary duty and unjust enrichment relating to the Company’s non-employee director stock grants made between 2012 and 2014.  The complaint alleges that the directors breached their fiduciary duties by issuing stock grants that were inconsistent with the terms of the Company’s Amended and Restated 2005 Stock-Based Incentive Compensation Plan.  The complaint seeks rescission of a total of 16,505 shares of common stock issued to the directors as well as damages plus pre-judgment and post-judgment interest.  The Company believes that the allegations in the complaint are without merit.

Except as set forth above, we are not currently a party to any material pending legal proceedings and are not aware of any claims that individually or in the aggregate could have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The table below provides information concerning our repurchase of shares of our common stock during the three months ended June 30, 2014.

Issuer Purchases of Equity Securities

				Total Number of	Maximum Number (or
	Total			Shares Purchased	Approximate Dollar
	Number		Average	as Part of Publicly	Value) of Shares that May
	of Shares		Price Paid	Announced Plans	Yet Be Purchased Under
Period	Purchased		per Share	or Programs	the Plans or Programs
April 1 to April 30, 2014	93	(1)	$154.90	—	—
May 1 to May 31, 2014	8	(1)	$138.56	—	—
June 1 to June 30, 2014	10	(1)	$137.72	—	—
Total	111		$152.17	—	—

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

Ruary
MWI Veterinary Supply, Inc.
(Registrant)

Date: July 31, 2014	/s/ Mary Patricia B. Thompson
Mary Patricia B. Thompson
Senior Vice President of Finance and Administration, Chief Financial Officer