Form 10-K
period 2014-09-30
MWI Veterinary Supply, Inc.
filed 2014-11-26
CIK 1323974

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2014
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☒

As of March 31, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,932,000,000.  Shares of common stock held by each executive officer and director and by each person who owns 10% or more of our outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of November 14, 2014 was 12,912,068.

Documents Incorporated by Reference

Listed hereunder are the documents, any portions of which are incorporated by reference and the Parts of this Form 10‑K into which such portions are incorporated:

1.The registrant’s definitive proxy statement for use in connection with the Annual Meeting of Stockholders to be held on or about February 11, 2015 to be filed within 120 days after the registrant’s fiscal year ended September 30, 2014, portions of which are incorporated by reference into Part III of this Form 10-K.

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
•

transitional challenges associated with acquisitions, including the failure to retain customers, system integrations, and the disproportionate demands on management resources to integrate acquired businesses;

•	financial risks associated with acquisitions and investments;
•	changes in the way vendors introduce/deliver products to market;
•	seasonality;
•	competition;
•	possible changes in the use of feed additives (antibiotics, growth promotants) used in production animal products due to trade restrictions, animal welfare and/or government regulations;
•	an outbreak of foodborne diseases in production animal products;
•	inability to ship products to the customer as a result of technological or shipping disruptions;
•	the recall of a significant product by one of our vendors or suppliers;
•	risks associated with our international operations;
•	failures of, or security problems with, our information systems;
•	an outbreak of infectious disease in animals;
•	extended shortage or backorder of a significant product by one of our vendors;
•	the impact of tightening credit standards and/or access to credit on behalf of our customers and suppliers;
•	a disruption caused by adverse weather (i.e. drought) or other natural conditions or disasters;
•	exclusivity requirements with certain vendors that may prohibit us from distributing competing products manufactured by other vendors or margin reductions if we become a non-exclusive distributor;
•	the impact of general economic trends on our business;
•	our intellectual property rights may be inadequate to protect our business;
•	the timing and effectiveness of marketing programs or price changes offered by our vendors;
•	the timing of the introduction of new products and services by our vendors;
•	unforeseen litigation;
•	the ability to borrow on our revolving credit facility, extend the terms of our revolving credit facility or obtain alternative financing on favorable terms or at all; and
•	risks from potential increases in variable interest rates.

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

Item 1.Business.

General

Our business commenced operations as part of a veterinary practice in 1976 and was incorporated as MWI Drug Supply, Inc., an Idaho corporation, in 1980. MWI Drug Supply, Inc. was acquired by Agri Beef Co. (“Agri Beef”) in 1981. MWI Veterinary Supply Co. (“MWI Co.”) was incorporated as an independent subsidiary of Agri Beef in September 1994. Effective June 18, 2002, MWI Holdings, Inc. was formed by Bruckmann, Rosser, Sherrill & Co. II, L.P. for the sole purpose of acquiring all of the outstanding stock of MWI Co. from Agri Beef. As a result of this transaction, MWI Co. became a wholly‑owned subsidiary of MWI Holdings, Inc. On April 21, 2005, we changed our name from MWI Holdings, Inc. to MWI Veterinary Supply, Inc., and on August 3, 2005 we completed our initial public offering.  References in this report to “we,” “us,” “our,” and “MWI” refer to MWI Veterinary Supply, Inc. unless otherwise indicated.  Unless otherwise indicated, all statistical information provided about our business in this report is as of September 30, 2014.

We are a leading distributor of animal health products across the United States, and through our Centaur Services (“Centaur”) business, in the United Kingdom. Our growth has primarily been from internal growth initiatives as well as selective acquisitions, including the following transactions.

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

•

On September 2, 2014, we acquired the outstanding share capital of VetSpace Limited and certain of its affiliates (collectively, “VetSpace”).  VetSpace is a provider of practice management software to veterinary practices, principally in the United Kingdom.

Products we sell include pharmaceuticals, vaccines, parasiticides, diagnostics, micro feed ingredients, supplies, specialty products, veterinary pet food, capital equipment and nutritional products. We market these products to customers in both the companion animal and production animal markets. As of September 30, 2014, we had a sales force of 621 people covering the United States and a sales force of 29 people in the United Kingdom. We also offer our customers a variety of value‑added services, including our e-commerce platform, technology management systems, pharmacy fulfillment, inventory management system, equipment procurement consultation, special order fulfillment, educational seminars and pet cremation, which we believe closely integrate us with our customers’ day-to-day operations and provide them with meaningful incentives to continue ordering from us.

We estimate that approximately 52% of our total revenues in the United States have been generated from sales to the companion animal market and 48% from sales to the production animal market.  Including the gross billings from agency commissions which are excluded from our total revenues in order to comply with generally accepted accounting principles, we estimate that in the United States approximately 57% of our total revenues have been generated from sales to the companion animal market and 43% from sales to the production animal market.  In the United Kingdom, we estimate that approximately 75% of our total revenues have been generated from sales to the companion animal market and 25% from sales to the production animal market.

Geographic Information

Revenues and long-lived assets by geographic region are as follows (in thousands):

	2014	2013	2012
Revenues for the fiscal years ended September 30
United States	$2,651,818	$2,032,260	$1,776,414
International (United Kingdom)	329,220	315,225	298,732
Total	$2,981,038	$2,347,485	$2,075,146

Long-lived assets as of September 30
United States	$40,306	$32,881	$29,001
International (United Kingdom)	9,844	6,302	6,783
Total	$50,150	$39,183	$35,784

Industry Overview

According to Sundale Research (“Sundale”), animal health product sales in the United States for calendar year 2013 were approximately $8.9 billion based on prices at the manufacturers’ level. The market for animal health products in the United States is a mix of products sold for companion and production animals. Companion animals include dogs, cats, horses and other pets, while production animals include cattle, swine, poultry and other food-producing animals. Sundale estimates that companion animal products accounted for 57% of the total market for animal health products in the United States in calendar year 2013.  According to the GfK Vetrak UK market survey in October 2014 that compiles revenue statistics, animal health product sales in the United Kingdom for our fiscal year ended September 30, 2014 was approximately £904 ($1,477) million.

Historically, the growth in the companion animal market has been due to the increasing number of households with companion animals, increased expenditures on animal health and preventative care, an aging pet population, advancements in animal health products and diagnostic testing and extensive marketing programs sponsored by companion animal nutrition and pharmaceutical companies. Product sales in the production animal market are impacted by volatility in commodity prices such as milk, grains, livestock and poultry, changes in weather patterns (e.g. droughts or seasons of higher precipitation that determine how long cattle will graze and consequently the number of days an animal is on feed during a finishing phase) or a change in the general economy, which can shift the number of animals treated, the timing of when animals are treated, to what extent they are treated and which products they are treated with.  Historically, sales in this market have been largely driven by spending on animal health products to improve productivity, weight gain and disease prevention, as well as a growing focus on food safety.  We believe that these growth factors have been mitigated by the downward influence of generic drugs on pricing.

Veterinarians are one of the primary purchasers of animal health products, particularly in the companion animal market. As of December 31, 2013, according to the American Veterinary Medical Association, or AVMA, there were more than 64,000 veterinarians in private practice nationwide. According to the statistics from the Royal College of Veterinary Surgeons, there are approximately 17,800 veterinarians in private practice in the United Kingdom, with a total of approximately 5,500 veterinary outlets.  We believe that distributors play a vital role for veterinary practices by providing access to a broad selection of products through a single channel and helping them efficiently manage their inventory levels. Distributors also offer vendors substantial value by providing cost-effective access to a highly fragmented and geographically diverse customer base.

Competitive Strengths

We believe that our strengths include:

•

Leading Animal Health Distributor. While most of our products are available from several sources and our customers typically have relationships with several distributors, we have achieved our position as a leading distributor primarily through internal growth. We believe that our broad product offering, competitive pricing, superior customer service, rapid product fulfillment and value‑added services provide meaningful incentives for our customers to continue ordering from us.  Our value-added services include our e-commerce platform, technology and information systems and pharmacy fulfillment programs.  Our pharmacies provide an efficient way for our customers to order prescription products in a cost effective, efficient manner while ensuring that they adhere to the strict regulations for these products.

•

Leading Sales and Marketing Franchise. Our sales representatives in the United States educate customers on new animal health products, assist in product selection and purchasing, and offer inventory management solutions. We also publish detailed product catalogs and monthly magazines, which are often utilized by our customers as reference tools. While salespeople and printed materials are vital to our marketing strategy, we also provide on-line ordering, valuable business information and value-added services through our Internet sites, www.mwivet.com and www.centaurweb.co.uk.

•

Strong, Established Relationships with Veterinarians and Vendors. Our ability to serve as a single source for most of our customers’ animal health product needs has enabled us to develop strong and long-term customer relationships. For more than eighteen years we have maintained distribution arrangements with Banfield, The Pet Hospital (“Banfield”), the nation’s largest private veterinary practice, and with our non-controlled affiliate, Feeders’ Advantage, L.L.C. (“Feeders’ Advantage”), a related party and a buying group composed of several of the largest cattle feeders in the United States. Since we currently do not manufacture the vast majority of the products we sell, we are dependent on our vendors for the supply of our products. While our vendors often have relationships with multiple distributors, we have long-term relationships with many of our key vendors including Boehringer Ingelheim, Elanco, Merck, Merial, Vedco and Zoetis.

•

Recurring Revenue Product Base. Approximately  98% of our product sales were from consumable medicines and supplies commonly required by our customers in their practice. Historically, this aspect of our business has resulted in a recurring stream of revenues.

•

Sophisticated Technology and Information Systems. We continue to invest in our technology and information systems, which we believe has created a competitive advantage when delivering quality service to our customers.  Our e-commerce platform offers enhanced online ordering capabilities for our customers.  This platform provides many features for our customers with enhanced security.  Our advanced computerized technology management systems offer our production animal customers the ability to more efficiently and effectively manage their animals and their operations.  This includes comprehensive information collection and management decision making in the areas of health, nutrition, information and animal management. These precision management tools help implement traceability and food safety regimens while optimizing performance and the use of the consumable products we distribute.

•

Experienced Management Team. We have a strong and experienced senior management team with substantial animal health industry expertise. The members of our senior management team have been with us for an average of over sixteen years, and each member has demonstrated a commitment and capability to deliver growth in revenues and profitability.

Business Strategy

Our mission is to be the best resource to the animal health profession by delivering superior value, efficiency and innovation. Our strategy to achieve our mission is outlined below.

Increase Sales to Existing Customers. We believe that our customers typically purchase animal health products from multiple distributors in the United States. For our fiscal year ended September 30, 2014, our average annual product sales per veterinary practice served in the United States was approximately $57,000.  We intend to increase our share of these purchases by utilizing our proprietary customer database to focus our marketing efforts, expanding our sales force, selectively adding products to our portfolio and increasing and expanding the value-added services we provide to our customers. By increasing the dollar value of purchases made by each customer as well as their average order size, we intend to increase our profitability. Competition for hiring sales representatives who have existing customer relationships is intense and we focus on retaining valued members of our staff who have demonstrated the skills needed to successfully market our products and services. If we fail to hire or retain a sufficient number of qualified sales professionals, it could adversely impact our business.

Expand Business Assistance Services for Our Customers. We intend to enhance our customer relationships by expanding our business assistance services for our customers. These value-added services include, among others, our e-commerce platform, technology management systems, pharmacy fulfillment, inventory management system, equipment procurement consultation, special order fulfillment, educational seminars and pet cremation.

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

Make Selective Acquisitions. The United States market for animal health products distribution is fragmented, with a mix of national, regional and local distributors. Many of these companies are small, privately-held businesses, some of which may represent attractive acquisition candidates.  We also believe there are acquisition opportunities outside of the United States and we intend to seek out those companies that would be a strategic fit for us.

Products

During fiscal year 2014 in the United States, we sold more than 50,000 products, of which over 25,000 are stocked in our distribution centers, sourced from over 1,000 vendors. During fiscal year 2014 in the United Kingdom, we sold approximately 21,000 products, of which nearly 11,000 are stocked in our distribution center, sourced from approximately 400 vendors.  For our fiscal year ended September 30, 2014, our product revenues in the United States were comprised of approximately 35% pharmaceutical products, 16% vaccine products, 15% parasiticide products, 7% micro feed ingredients, 7% diagnostic products, 2% capital equipment products and 18% of other supplies. In addition, we sell over 700 products in the United States under agency agreements with our vendors. Under an agency agreement, we typically solicit orders and provide customer service for a commission, while the vendor stocks and ships the products. Including gross billings from agency contracts, for our fiscal year ended September 30, 2014, our product revenues in the United States were comprised of approximately 32% pharmaceutical products, 15% vaccine products, 20% parasiticide products, 6% micro feed ingredients, 6% diagnostic products, 2% capital equipment products and 19% of other supplies.  We also have available on special order approximately 22,000 products in the United States that we do not normally stock in our warehouses. We continually seek to update and improve the range of products we offer to address our customers’ requirements.  For our fiscal year ended September 30, 2014, our product revenues in the United Kingdom were comprised of approximately 79% pharmaceuticals (which include vaccines and parasiticides), 14% pet foods and 7% other consumable supplies.

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

Diagnostics, Capital Equipment and Supplies

We offer a wide range of diagnostics, capital equipment and supplies to our customers. Diagnostic sales typically include consumable in-clinic tests for detecting heartworm, lyme, feline leukemia and parvovirus, as well as consumable products for measuring blood chemistry, electrolyte balance and cell counts. Our capital equipment sales include anesthesia machines, surgical monitors, diagnostic equipment, dental machines, cages, lights and x-ray machines. We employ a team of capital equipment specialists to analyze the latest technologies and recommend equipment that meets our customers’ specific needs. Our sales of supplies include syringes, instruments, bandages, IV products, surgical consumables, grooming materials and other small equipment items used by our customers.

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

Value‑Added Services

We offer our customers a variety of value‑added services, which we believe closely integrate us with our customers’ day-to-day operations and provide them with meaningful incentives to continue ordering from us. These services include the following:

Service	Description
E‑commerce platform	On‑line ordering system that provides information to customers on products, vendor programs and purchasing history
Pharmacy fulfillment

Shipment of prescription production and companion animal health products to end‑users in the United States on behalf of veterinarians from our seven licensed pharmacies located in Amarillo, Texas; Edwardsville, Kansas; Elizabethtown, Pennsylvania; Nampa, Idaho; Shakopee, Minnesota; Springdale, Arkansas and Whitestown, Indiana and a licensed veterinary food-animal drug retailer in Visalia, California

Inventory management system	Flexible system that facilitates counting, maintaining and ordering inventory in veterinary practices
Technology management systems	Comprehensive feed, health, information and production management systems including micro ingredient machines, health management systems and age and source verification
Equipment procurement consultation	Consultation and demonstrations provided by our dedicated capital equipment specialists in the United States
Special order fulfillment	Procurement and shipment of approximately 22,000 unique products in the United States that we do not normally stock in our warehouses
Educational seminars	Seminars for our customers covering business and medical topics, frequently sponsored in conjunction with our vendors
Pet cremation	Facility in Idaho that serves veterinary practices and their clients by providing cremation services

Customers

As of September 30, 2014, we served a vast majority of the veterinary practices and producers located throughout the United States and approximately one-third of the veterinary practices in the United Kingdom. These veterinary practices are typically small, privately-held businesses that we believe place at least one order per week to avoid storing and managing large volumes of supplies. We believe that our customers usually purchase animal health products from multiple distributors. We seek to be the principal provider of animal health products to our customer base.

We maintain a diverse and stable customer base. Independent veterinary practices have historically accounted for approximately 89% of our product sales. Also, for more than eighteen years, we have maintained distribution arrangements with Banfield, the nation’s largest private veterinary practice with over 800 veterinary hospitals, and our non-controlled affiliate, Feeders’ Advantage, a buying group composed of several of the largest cattle feeders in the United States. We typically do not enter into long-term contracts with our independent veterinary customers.

Sales and Marketing

Our sales and marketing strategies are designed to establish and maintain strong customer relationships through personal visits by field sales representatives, frequent telesales contact and direct marketing, emphasizing our broad product lines, competitive pricing, efficient ordering capabilities, high levels of customer support and service and other value‑added services. The key elements of our sales and marketing strategy are:

•Field Sales Representatives: Our sales force in the United States is a key component of our value-added approach.  Due to the fragmented nature of the animal health products market, we believe that a large sales force is vital to effectively support existing customers and target potential customers. As of September 30, 2014, we had 407 field sales personnel throughout the United States. Our field sales representatives educate customers on new animal health products, assist in product selection and purchasing and offer inventory management solutions. Once a field sales representative has established a relationship with a customer, the field sales representative encourages the customer to use our telesales representatives and online ordering capabilities for day-to-day customer needs. Field sales representatives work under the supervision of regional sales managers within an assigned sales territory to ensure effective communication and timely sales calls with customers. Our field sales representatives complement our telesales and direct marketing efforts and enable us to better market, service and support the sale of our products and services. Our field sales representatives are employees of our Company and are compensated with a combination of salaries and commissions.  The sales staff for Centaur does not actively promote products to the veterinarians, but rather sells products and maximizes the logistics services that Centaur provides.

•Telesales: We support our field sales representatives and direct marketing efforts with telesales representatives in thirteen call centers covering the United States. As of September 30, 2014, we had 214 telesales representatives in the United States. Telesales representatives work as partners with our field sales representatives, providing a dual coverage approach for individual customers. Telesales representatives process orders and generate new sales through frequent and direct contact with customers. Telesales representatives are responsible for assisting customers with ordering, purchasing decisions and general questions. Telesales representatives utilize our customized order entry system to process customer orders, access pricing, availability and promotional information about products, and research customer preferences and order history. Our call centers are connected by our telecommunications system which enables them to operate as one virtual call center.

•

 E-Commerce Platform: We provide on-line ordering, valuable business information and value-added services to our customers via our primary Internet site in the United States, www.mwivet.com, our Internet site in the United Kingdom, www.centaurweb.co.uk, and customized Internet sites that we maintain for two of our largest customers, Banfield and Feeders’ Advantage. Customers can use our Internet sites to order products, learn more about product and vendor programs, print forms needed for their practice, review their historical purchases and manage their inventory.  For our fiscal years ended September 30, 2014, 2013 and 2012, approximately 45%, 43% and 39%, respectively, of our product sales in the United States, excluding revenues related to Micro and IVESCO, were generated through orders placed over the Internet.  In the United Kingdom, over 96% of our orders are placed electronically.

•Direct Marketing: We market to existing and potential customers by distributing product catalogs and monthly magazines. We publish a small animal catalog, a livestock catalog and an equine catalog. These catalogs include detailed descriptions and specifications of our products and are often used as a reference tool by our customers and sales force. We also promote our products and services in our monthly magazine, Messenger, which our field sales representatives use as a tool to educate customers on product and vendor programs. Additional marketing tools that we utilize include specialty catalogs, customer loyalty programs, specific product and vendor programs, flyers, faxes, emails and other promotional materials. For the fiscal year ended September 30, 2014, we distributed over 1.6 million pieces of direct marketing materials to existing and potential customers.  We also participate in international, national and regional trade shows to extend our customer reach and enhance customer interaction.

Product Sourcing

We currently do not manufacture the vast majority of our products and are dependent on vendors for our supply of products. We believe that effective purchasing is a key factor in maintaining our position as a leading provider of animal health products. We regularly assess our purchasing needs and our vendors’ product offerings and prices to obtain products at favorable prices. While we purchase products from many vendors and there is generally more than one vendor for most animal health product categories, our concentration of aggregate purchases with key vendors is significant.  Our ten largest vendors accounted for approximately 67% of our revenues for the fiscal year ended September 30, 2014, 70% of our revenues for the fiscal year ended September 30, 2013 and 71% of our revenues for the fiscal year ended September 30,  2012. Zoetis supplied products that accounted for approximately 20% of our revenues for our fiscal years ended September 30, 2014, 2013, and 2012.  Of the Zoetis supplied products, production animal products under a livestock products agreement accounted for approximately 10% of our revenues for our fiscal years ended September 30, 2014 and 2013, and approximately 11% of our revenues for our fiscal year ended September 30, 2012.  Merck (formerly known as Intervet/Schering-Plough), supplied products that accounted for approximately 11%, 14% and 15% of our revenues for our fiscal years ended September 30, 2014, 2013 and 2012, respectively.  Elanco, the animal health division of Eli Lilly and Company, supplied products that accounted for approximately 10% of our revenues for our fiscal years ended September 30, 2014 and 2013, and approximately 9% of our revenues for the fiscal year ended September 30, 2012.  Merial, the animal health division of Sanofi, supplies the majority of their products to us under an agency relationship.  Commission revenue generated from Merial products accounted for approximately 47%,  50% and 52% of total commission revenues for our fiscal years ended September 30, 2014, 2013 and 2012, respectively.

There are two major types of transactions that can affect the flow of our products from our vendors, through us, to our customers. The method of selling products to our customers is dictated by our vendors. Traditional “buy/sell” transactions, which account for the vast majority of our business, involve the direct purchase of products by us from vendors, which we manage and typically store in our warehouses. A customer places an order with us, and the order is then picked, packed, shipped and invoiced by us to our customer, followed by payment from our customer to us.

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

We have written agreements with over 50 of our vendors. Our vendor agreements are typically terminable by either party without cause on short notice.

Animal health product vendors may implement sales promotions or price changes for products distributed to our customers that can affect the period in which we recognize revenues. In addition, at the time we negotiate vendor agreements for the upcoming year, our vendors typically establish sales growth goals for us to meet in order to receive performance rebates or may reduce or eliminate rebate opportunities. These growth goals may be based on quarterly, semi-annual or annual targets.

Product returns from our customers and to our vendors occur in the ordinary course of business. We extend our customers the same return of goods policies as are extended to us by our vendors. We do not believe that our operations will be adversely impacted due to the return of products.

Distribution

As of September 30, 2014, we distributed our products from twenty-three strategically located distribution centers throughout the United States and one in the United Kingdom.  During our fiscal year 2014, we opened a new redistribution center in Shawnee, Kansas.  During our fiscal year 2013, we moved into a new distribution center in Shakopee, Minnesota.

We maintain inventory levels in our warehouses appropriate to satisfy customer demand for prompt delivery and fulfillment of their product orders. Inventory levels are managed on a daily basis through our information systems. In order to meet the rapid delivery requirements of our customers, we offer next-day delivery service on most of the products we stock in our warehouses. We estimate that during the fiscal year ended September 30, 2014, we shipped same day from our warehouses approximately 98% of the dollar value of orders placed by our customers. We currently ship the majority of our orders in the United States through United Parcel Service, Inc. (“UPS”), and FedEx Corporation (“FedEx”) with the balance of our orders being shipped by our own delivery trucks, local carriers, regional carriers and other national carriers.  Products shipped out of the Centaur and Micro facilities are primarily shipped by our own delivery trucks.

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

Employees

As of September 30, 2014, we had 1,825 employees across the United States and 296 employees in the United Kingdom. We have not experienced a shortage of qualified personnel in the past, and believe that we will be able to attract such employees in the future. None of our employees are a party to a collective bargaining agreement, and we consider our relations with our employees to be good.

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

The following table sets forth the names, ages and titles, as well as a brief account of the business experience, of each person who was an executive officer of the Company as of the date of the filing:

Name	Age	Title
James F. Cleary, Jr.	51	Board Director, President and Chief Executive Officer
Mary Patricia B. Thompson	51	Senior Vice President of Finance and Administration, Chief Financial Officer
Jeffrey J. Danielson	54	Vice President of Sales
John J. Francis	61	Vice President and General Manager of the Specialty Resources Group
Bryan P. Mooney	46	Vice President of Operations
Kevin W. Price	46	Vice President of Inventory Management
John R. Ryan Alden J. Sutherland Jeremy C. Ouchley	45 51 38	Vice President of Marketing Vice President and Chief Information Officer Vice President and General Counsel

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

Mary Patricia B. Thompson, CPA has served as Senior Vice President of Finance and Administration, Chief Financial Officer since August 2006, with oversight of finance, inventory management, information technology, and human resources.  Prior to August 2006, Ms. Thompson had been the Vice President, Secretary and Chief Financial Officer since June 2002. Ms. Thompson joined Agri Beef in 1989 as the Feedlot and Commodity Division Controller. In September 1991, Ms. Thompson was promoted to Controller of MWI Co., then a wholly-owned subsidiary of Agri Beef. Prior to joining Agri Beef, Ms. Thompson worked for Arthur Andersen LLP from 1985 to 1989, where she provided auditing and accounting services. Ms. Thompson graduated from the University of Idaho in 1985, summa cum laude, with a Bachelor of Science in Accounting. Ms. Thompson is a licensed Certified Public Accountant in the state of Idaho. Ms. Thompson is a member of the Board of Directors and past-president of the American Veterinary Distributors Association.  Ms. Thompson is also a member of the University of Idaho College of Business and Economics Advisory Board.

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

Kevin W. Price has served as Vice President of Inventory Management since October 1, 2011. From 2003 to 2011, Mr. Price served as Purchasing Manager.  In 1998, Mr. Price was promoted to Food Animal Product Manager.  Mr. Price joined MWI in April 1989 in our Nampa distribution center. Mr. Price graduated from Northwest Nazarene University in 2010 with a Bachelor of Science in Business Administration. Mr. Price is member of the Board of Directors of Agri Laboratories, Ltd.  In 2007, Mr. Price filed for bankruptcy under Chapter 13 of the United States Bankruptcy Code, and Mr. Price has informed the Company that he is performing his obligations in full under the plan.  Mr. Price has also informed the Company that he intends to make additional payments outside of the plan so that his legitimate creditors will be paid in full when all payments are completed.

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
•

transitional challenges associated with acquisitions, including the failure to retain customers, system integrations, and the disproportionate demands on management resources to integrate acquired businesses;

•	financial risks associated with acquisitions and investments;
•	changes in the way vendors introduce/deliver products to market;
•	seasonality;
•	competition;
•	possible changes in the use of feed additives (antibiotics, growth promotants) used in production animal products due to trade restrictions, animal welfare and/or government regulations;
•	an outbreak of foodborne diseases in production animal products;
•	inability to ship products to the customer as a result of technological or shipping disruptions;
•	the recall of a significant product by one of our vendors or suppliers;
•	risks associated with our international operations;
•	failures of, or security problems with, our information systems;
•	an outbreak of infectious disease in animals;
•	extended shortage or backorder of a significant product by one of our vendors;
•	the impact of tightening credit standards and/or access to credit on behalf of our customers and suppliers;
•	a disruption caused by adverse weather (i.e. drought) or other natural conditions or disasters;
•	exclusivity requirements with certain vendors that may prohibit us from distributing competing products manufactured by other vendors or margin reductions if we become a non-exclusive distributor;
•	the impact of general economic trends on our business;
•	our intellectual property rights may be inadequate to protect our business;
•	the timing and effectiveness of marketing programs or price changes offered by our vendors;
•	the timing of the introduction of new products and services by our vendors;
•	unforeseen litigation;
•	the ability to borrow on our revolving credit facility, extend the terms of our revolving credit facility or obtain alternative financing on favorable terms or at all; and
•	risks from potential increases in variable interest rates.

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

We currently do not manufacture the vast majority of our products and are dependent on our vendors for our supply of products.  We maintain written agreements with many of our vendors, but most agreements are terminable by either party without cause on short notice.  Our ten largest vendors accounted for approximately 67% of our revenues for the fiscal year ended September 30, 2014, 70% of our revenues for the fiscal year ended September 30, 2013 and 71% of our revenues for the fiscal year ended September 30, 2012. Zoetis supplied products that accounted for approximately 20% of our revenues for our fiscal years ended September 30, 2014, 2013, and 2012.  Of the Zoetis supplied products, production animal products under a livestock products agreement accounted for approximately 10% of our revenues for our fiscal years ended September 30, 2014 and 2013, and approximately 11% of our revenues for our fiscal year ended September 30, 2012.  Merck (formerly known as Intervet/Schering-Plough), supplied products that accounted for approximately 11%, 14% and 15% of our revenues for our fiscal years ended September 30, 2014, 2013 and 2012, respectively.  Elanco, the animal health division of Eli Lilly and Company, supplied products that accounted for approximately 10% of our revenues for our fiscal years ended September 30, 2014 and 2013, and approximately 9% of our revenues for the fiscal year ended September 30, 2012.  Merial, the animal health division of Sanofi, supplies the majority of their products to us under an agency relationship.  Commission revenue generated from Merial products accounted for approximately 47%, 50% and 52% of total commission revenues for our fiscal years ended September 30, 2014, 2013 and 2012, respectively.

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

Even if we maintain our vendor relationships, our vendors may decide to compete with us by pursuing or increasing their efforts in direct marketing and sales of their products. These vendors could sell their products at lower prices and maintain a higher gross margin on their product sales than we can. In this event, veterinarians or animal owners may elect to purchase animal health products directly from these vendors.    Vendors may also elect to discontinue sales through distributors, including us, for some or all of their products.  For example, in July 2014, we received notice that IDEXX Laboratories is moving to a fully direct sales and distribution model, and as a result, is ending its companion animal diagnostic products distribution agreement with us, effective December 31, 2014.  Increased competition from any vendor of animal health products could significantly reduce our market share and adversely impact our financial results.

An adverse change in vendor rebates could negatively affect our business.

The terms on which we purchase or sell products from many vendors of animal health products may entitle us to receive a rebate based on the attainment of certain growth goals. Vendors may adversely change the terms of or eliminate some or all of these rebate programs at any time without notice. Because the amount of rebates we earn is directly related to the attainment of pre-determined sales growth goals, and because the nature of the rebate programs and the amount of rebates available are determined by the vendors, there can be no assurance as to the amount of rebates that we will earn in any given year. Changes to or elimination of any rebate program initiated by our vendors may have a material effect on our gross profit and our operating results in any given quarter or year. Vendors may reduce or eliminate rebates offered under their programs, interpret the terms of their rebate programs in a way that is adverse to us or increase the growth goals or other conditions we must meet to earn rebates to levels that we cannot achieve. Increased competition either from generic or equivalent branded products could result in us failing to earn rebates that are conditioned upon achievement of growth goals.  Additionally, factors outside of our control, such as customer preferences or vendor supply issues, can have a material impact on our ability to achieve the growth goals established by our vendors, which may reduce the amount of rebates we receive. The occurrence of any of these events could have an adverse impact on our results of operations.

Consolidation among our vendors could be harmful to our business.

Vendor consolidation continues in the animal health industry, which is a trend that could harm our business.  For example, in 2014,  Eli Lilly announced an agreement to acquire Novartis Animal Health to expand its existing animal health business, Elanco.  As vendors consolidate, they may use their increased market share as leverage to negotiate terms, such as pricing, that are materially less favorable to us than our current terms.  In addition, consolidated vendors may be more likely to sell directly to animal health customers. If vendors have difficulty integrating consolidated operations, product supply to us could be disrupted.  The occurrence of any of these events could materially adversely affect our net sales and profitability. There is also a possibility of product disruption as these companies integrate their operations which could adversely impact our financial results.  Further consolidation could result in our vendors further increasing their market share, which could give vendors greater pricing power and make it easier for such vendors to sell their products directly to animal health customers, both of which could decrease our net sales and profitability.

Difficulties with the integration of acquisitions or the improvement of the performance of acquired companies may impose substantial costs and delays and cause other unanticipated problems for us.

In connection with our growth strategy, we from time to time acquire other businesses that we believe will expand or complement our existing businesses and operations.  For example, in November 2013, we acquired substantially all of the assets of IVESCO, a distributor of animal health and related products, and on September 2, 2014, we acquired the outstanding share capital of VetSpace, a provider of practice management software to veterinary practices, principally in the United Kingdom.  Acquisitions involve a number of risks relating to our ability to integrate an acquired business into our existing operations. The process of integrating or improving the performance of the operations of an acquired business, particularly its personnel, could cause interruptions to our business. Some of the risks we face include:

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

Our quarterly revenues and operating results have varied significantly in the past, and may continue to do so in the future.  Reasons for this seasonal variability include:

•	higher vendor rebates during the quarter ending December 31, as a result of rebate programs designed around full calendar year targets;
•	seasonal buying patterns for production animal products for medical procedures performed during the spring and fall months;
•	vendor and distributor marketing program and price increase announcements, which can lead to advance purchases of products by our customers, resulting in lower sales in later periods;
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

Demand from customers in the production animal market may be adversely affected by a decrease in the sale and consumption of protein products due to increased consumer concern with health and animal welfare, loss of export markets, international trade restrictions and/or governmental regulations, or an outbreak of foodborne disease.

Recently, there has been consumer concern and consumer activism with respect to the use of antibiotics and growth promotants in animal feed as well as the consumption of protein (defined as beef, dairy, swine or poultry) products generally. In addition, heightened concern over production animal welfare has resulted in a growth promotant product we sell being removed from the market. A sustained campaign of negative press resulting from media or consumer advocacy groups, industry litigation, loss of export markets or other factors could adversely affect the public’s perception of the industry as a whole, lead to reluctance by customers to buy protein or other products.  The resulting negative impact on the production animal market can strongly affect demand for the products we distribute.  Continued concern over the impact of growth promotants on animal welfare could result in further removal from the market of products in that category, adversely impacting our sales. In addition, heightened consumer concern over the use of antibiotics and growth promotants in animal feed could result in increased government regulation in response to that concern.  Finally, an outbreak of foodborne disease could reduce consumer demand for animal products, harm export markets for such products and lead to increased government regulation of the industry. Any such event may affect the growth of the production animal market and lead to a decrease in the sales of the products we distribute which could have a material adverse effect on our business, financial condition and results of operations.

Risks associated with our international operations.

We have operations in the United Kingdom, and we may expand our international operations into other countries. International operations are subject to risks that may materially adversely affect our business, results of operations and financial condition.  The risks that our international operations are subject to include, among other things:

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

Our wholly owned subsidiary, Centaur, a distributor of animal health products to veterinarians in the United Kingdom, relies on a smaller number of relatively large customers than does our business in the United States.  Centaur’s customers in the aggregate account for 12.3% and 14.5% of our consolidated accounts receivable balance as of September 30, 2014 and 2013, respectively. Like all of our customers, we continually assess these customers’ ability to pay us and adjust our allowance for doubtful accounts as necessary.  However, if any of the significant customers of Centaur were to become insolvent or otherwise are unable or unwilling to make timely payments to us for any reason, our business in the United Kingdom will be harmed, and our results of operations and financial condition will be adversely affected.

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

We use UPS and FedEx as our primary delivery services for our air and ground domestic shipments of products to our customers. If there were any significant service interruptions, there can be no assurance that we could engage alternative service providers to deliver these products in either a timely or cost-efficient manner, particularly in rural areas where many of our customers are located. Any labor disputes, slowdowns, transportation disruptions or other adverse conditions in the transportation industry experienced by UPS or FedEx could impair or disrupt our ability to deliver our products to our customers on a timely basis, and could have a material adverse effect upon our customer relationships, business, financial condition and results of operations. In addition, rising fuel costs may result in continued increases in shipping costs charged by UPS or FedEx, or other delivery service providers, and could have an adverse effect on our financial condition and results of operations.

The loss of one or more significant customers could adversely affect our profitability.

Our two largest customers, Banfield and Feeders’ Advantage (a related party), accounted for approximately 5% and 2%, respectively, of our product sales for our fiscal year ended September 30, 2014, 6% and 3%, respectively, of our product sales for our fiscal year ended September 30, 2013 and 6% and 3%, respectively, of our product sales for our fiscal year ended September 30, 2012. Our ten largest customers, excluding Banfield and Feeders’ Advantage, accounted for approximately 7% of our product sales for our fiscal years ended September 30, 2014 and 2013 and 6% of our product sales for our fiscal year ended September 30, 2012. Our business and results of operations could be adversely affected if the business of these customers was lost. We cannot guarantee that we will maintain or improve our relationships with these customers or that we will continue to supply these customers at current levels. Banfield, Feeders’ Advantage and other customers may seek to purchase some of the products that we currently sell directly from the vendors or from one or more of our competitors. Furthermore, our customers are not required to purchase any minimum amount of products from us. The loss of Banfield or Feeders’ Advantage or deterioration in our relations with either of them could significantly affect our financial condition and results of operations. Additionally, deterioration in the financial condition of one or more of our customers could have a material adverse effect on our results of operations.

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

The animal health products distribution industry is subject to changing political and regulatory influences. Both state and federal government agencies regulate the distribution of certain animal health products and we are subject to regulation, either directly or indirectly, by the FDA, the USDA, the EPA, the DEA and comparable state agencies. As a distributor of prescription pharmaceutical products, we are also subject to the PDMA, which provides for minimum standards, terms and conditions to be maintained for licensing as a distributor, including strict drug pedigree requirements for human labeled prescription products.  If we are unable to maintain or achieve compliance with these laws and regulations, we could be subject to substantial fines or other restrictions on our ability to provide competitive distribution services, which could have an adverse impact on our financial condition.

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

Failures of, or security problems with, our information systems could damage our business.

Our information systems are dependent on third party software, global communications providers, telephone systems and other aspects of technology and Internet infrastructure that are susceptible to failure. Though we have implemented security measures and some redundant systems, our customer satisfaction and our business could be harmed if we or our vendors or customers experience any system delays, failures, loss of data, power outages, computer viruses, break-ins, unauthorized access by competitors or similar disruptions. Although we have safeguards for emergencies, including, without limitation, sophisticated back-up systems, the occurrence of a major catastrophic event or other system failure at any of our distribution facilities could interrupt data processing or result in the loss of stored data. This may result in the loss of customers or a reduction in demand for our services. Our systems could be susceptible to failure as we modify or upgrade our systems to integrate acquired operations or to expand system capacity.  Only some of our systems are fully redundant and although we do carry business interruption insurance, it may not be sufficient to compensate us for losses that may occur as a result of system failures. If a disruption occurs, our profitability and results of operations may suffer.

The outbreak of an infectious disease within either the production animal or companion animal population could have a significant adverse effect on our business and our results of operations.

An outbreak of disease affecting animals, such as foot-and-mouth disease, porcine epidemic diarrhea virus (“PED”) or bovine spongiform encephalopathy, commonly referred to as “mad cow disease,” could result in the widespread destruction of affected animals and consequently result in a reduction in demand for animal health products.  In addition, outbreaks of these or other diseases or concerns of such diseases could create adverse publicity that may have a material adverse effect on consumer demand for meat, dairy and poultry products, and, as a result, on our customers’ demand for the products we distribute. The outbreak of a disease among the companion animal population which could cause a reduction in the demand for companion animals could also adversely affect our business. Although we have not been adversely impacted by the outbreak of a disease in the past, there can be no assurance that a future outbreak of an infectious disease will not have an adverse effect on our business.

Our business may be directly and indirectly affected by poor or unusual weather conditions that could reduce demand for the products we distribute.

Poor or unusual weather conditions can significantly affect the purchasing decisions of our production animal customers.  The timing and quantity of rainfall are two of the most important factors in agricultural production. Drought can affect the availability and price of feed for livestock.  Faced with a reduction in readily available feed or an increase in costs for such feed, our customers may decide to further reduce herd size, which would ultimately decrease the demand for the products we distribute, including micro feed ingredients, animal health products, dairy sanitation solutions, as well as the development and implementation of proprietary computerized systems for feed, health, information and production animal management.

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

Our business involves a risk of product liability and other claims in the ordinary course of business, such as claims arising from shipping mislabeled or outdated product, product recalls or disputes among competing vendors. If our private label business continues to grow, purchasers of these products may increasingly seek recourse directly from us, rather than the ultimate product manufacturer, for product-related claims.    We maintain general liability insurance with customary policy limits, and in many cases we have indemnification rights against product-related claims from the manufacturers of the products we distribute.  Our ability to recover under insurance or indemnification arrangements is subject to the financial viability of the insurers and manufacturers. We cannot assure you that our insurance coverage or the manufacturers’ indemnity will be available or sufficient in any future cases brought against us.

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

Any borrowings on the revolving credit facility will be at variable rates of interest and expose us to interest rate risk based on market rates. If interest rates increase, our debt service obligations on any future variable rate indebtedness that we may incur on our revolving credit facility would increase even if the amount borrowed remained the same, and our net income and cash available for servicing our indebtedness would decrease. Our variable rate debt as of September 30, 2014 was $78.2 million (comprised of revolving credit facilities).  Our interest expense for fiscal year 2014 was approximately $1.2 million and was approximately $0.7 million for fiscal year 2013. A 1% increase in the average interest rate would not have a material impact on our operations assuming our current level of debt.  However, if we had to borrow additional funds to operate our business, the change in interest rates could affect our operations.   See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Item 1B.Unresolved Staff Comments.

None.

Item 2.Properties.

The table below provides a summary of the Company’s principal facilities as of September 30, 2014:

Location	Total Square Feet (1)	Own or Lease	Principal Function (2)
Boise, Idaho	62,000	Own	Headquarters and call center
Greensboro, North Carolina	225,000	Lease	Distribution center
Edwardsville, Kansas	135,000	Lease	Distribution center and pharmacy
Shakopee, Minnesota	126,000	Lease	Distribution center and pharmacy
Elizabethtown, Pennsylvania	111,000	Lease	Distribution center and pharmacy
Shawnee, Kansas	107,000	Lease	Redistribution center
Warsaw, North Carolina	90,000	Lease	Distribution center and call center
Castle Cary, England	84,000	Own	Centaur office, call center and distribution center
Springdale, Arkansas	84,000	Lease	Distribution center, pharmacy and call center
Visalia, California	81,000	Lease	Distribution center and veterinary food-animal drug retailer
Denver, Colorado	75,000	Lease	Distribution center and call center
Harrisonburg, Virginia	75,000	Own	Distribution center and call center
Grand Prairie, Texas	70,000	Lease	Distribution center and call center
Whitestown, Indiana	70,000	Lease	Distribution center and pharmacy
Iowa Falls, Iowa	62,000	Own	Distribution center and call center
Orlando, Florida	42,000	Lease	Distribution center
Atlanta, Georgia	41,000	Lease	Distribution center
Jacksonville, Florida	41,000	Lease	Distribution center
Amarillo, Texas	40,000	Own	Distribution center and pharmacy (3)
Nampa, Idaho	36,000	Lease	Distribution center and pharmacy
Fife, Washington	30,000	Lease	Distribution center
Amarillo, Texas	26,000	Lease	Micro office (3)
Nacogdoches, Texas	25,000	Own	Distribution center
Gainesville, Georgia	22,000	Lease	Distribution center
Glendale, Arizona	20,000	Lease	Distribution center (4)
Hereford, Texas	16,000	Lease	Distribution center
Sturbridge, Massachusetts	16,000	Lease	Securos office and call center

(1) Rounded to the nearest thousand square feet.
(2) We also operate out of a number of shipping depots in the United States and United Kingdom but maintain little to no inventory at these locations.
(3) In May 2014, we entered into a new lease commencing October 1, 2014, to open a 70,000 square foot replacement distribution center, pharmacy and office in Amarillo, Texas.
(4) In October 2014, we terminated our lease for this facility.

Item 3.Legal Proceedings.

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

PART II

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

	Common Stock Price
	High	Low
Fiscal Year Ended September 30, 2013
First Quarter	$119.05	$101.00
Second Quarter	$137.18	$110.01
Third Quarter	$134.87	$114.60
Fourth Quarter	$156.51	$116.81
Fiscal Year Ended September 30, 2014
First Quarter	$184.00	$148.11
Second Quarter	$188.40	$149.00
Third Quarter	$164.99	$129.75
Fourth Quarter	$151.00	$135.00

At the close of business on November 14, 2014, we had 12,921,068 shares of common stock issued and outstanding.  As of that date, there were 683 registered holders of record.  This does not reflect beneficial stockholders who hold their stock in nominee or “street” name through brokerage firms.

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

The table below provides information concerning our repurchase of shares of our common stock during the fourth quarter ended September 30, 2014.

Issuer Purchases of Equity Securities

				Total Number of	Maximum Number (or
	Total			Shares Purchased	Approximate Dollar
	Number		Average	as Part of Publicly	Value) of Shares that May
	of Shares		Price Paid	Announced Plans	Yet Be Purchased Under
Period	Purchased		per Share	or Programs	the Plans or Programs
July 1 to July 31, 2014	120	(1)	$141.34	—	—
August 1 to August 31, 2014	233	(1)	$142.82	—	—
September 1 to September 30, 2014	13,067	(1)	$146.54	—	—
Total	13,420		$146.43	—	—

(1) These shares were withheld upon the vesting of employee stock grants in connection with payment of required withholding taxes.

The graph below compares the cumulative total stockholder return on $100 invested at the market close on September 30, 2009 through and including September 30, 2014, with the cumulative total return of the same time period on the same amount invested in the Russell 2000 Index, the Standard and Poor’s SmallCap 600 Index and a Peer Group Index, consisting of nine companies that compete or operate in a comparable industry as MWI. The chart below the graph sets forth the actual numbers depicted on the graph.

390.00
370.00
350.00
330.00
310.00
290.00
270.00
250.00
230.00
210.00
190.00
170.00
150.00
130.00
110.00
90.00
70.00
9/30/2009
9/30/2010
9/30/2011
9/30/2012
9/30/2013
9/30/2014
MWI
S&P SmallCap 600 Index
Russell 2000 Index
Peer Group

	9/30/2009	9/30/2010	9/30/2011	9/30/2012	9/30/2013	9/30/2014
MWI Veterinary Supply, Inc.	$ 100.00	$ 144.48	$ 172.27	$ 276.03	$ 373.87	$ 371.46
S&P SmallCap 600 Index	100.00	112.95	111.96	147.43	191.46	200.04
Russell 2000 Index	100.00	111.89	106.60	138.59	177.70	182.31
Peer Group(1)	100.00	106.61	123.32	163.99	193.80	222.52

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

	Year Ended September 30,
	2014	2013	2012	2011	2010

	(In thousands, except per share data)
Revenues:
Product sales	$2,892,023	$2,260,279	$1,996,294	$1,489,500	$1,169,545
Product sales to related party	68,501	68,355	61,873	55,185	43,017
Commissions	20,514	18,851	16,979	20,655	16,780
Total revenues	2,981,038	2,347,485	2,075,146	1,565,340	1,229,342

Cost of product sales	2,609,725	2,043,147	1,808,230	1,359,755	1,064,339
Gross profit	371,313	304,338	266,916	205,585	165,003

Selling, general and administrative expenses	241,717	193,999	172,104	130,656	105,793
Depreciation and amortization	11,836	10,016	9,045	6,263	4,992
Operating income	117,760	100,323	85,767	68,666	54,218

Other income (expense):
Interest expense	(1,186)	(714)	(926)	(741)	(539)
Earnings of equity method investees	342	337	318	268	220
Other	789	735	781	507	427
Total other income (expense)	(55)	358	173	34	108

Income before taxes	117,705	100,681	85,940	68,700	54,326
Income tax expense	(45,743)	(37,832)	(32,463)	(26,120)	(20,886)
Net income	$71,962	$62,849	$53,477	$42,580	$33,440

Earnings per common share:
Basic	$5.66	$4.96	$4.24	$3.42	$2.73
Diluted	$5.65	$4.95	$4.23	$3.40	$2.70

Weighted average common shares outstanding:
Basic	12,715	12,675	12,616	12,464	12,241
Diluted	12,745	12,709	12,647	12,513	12,395

	As of September 30,
	2014	2013	2012	2011	2010
	(In thousands)

Cash	$2,433	$953	$514	$606	$911
Total assets	1,041,916	802,555	696,383	504,219	467,932
Total debt	78,201	18,920	48,522	4,170	14,724
Total stockholders’ equity	502,371	426,319	359,302	292,810	246,787

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All dollar and sterling pound amounts are presented in thousands, except for per share amounts.

Overview

We are a leading distributor of animal health products in the United States and the United Kingdom. We sell our products primarily to veterinarians in both the companion and production animal markets. Our growth has been from internal growth initiatives as well as selective acquisitions.

We estimate that in the United States approximately 52% of our total revenues have been generated from sales to the companion animal market and 48% from sales to the production animal market.  Including the gross billings from agency commissions which are excluded from our total revenues in order to comply with generally accepted accounting principles, we estimate that in the United States approximately 57% of our total revenues have been generated from sales to the companion animal market and 43% from sales to the production animal market.  We estimate that approximately 75% of our total revenues have been generated from sales to the companion animal market and 25% from sales to the production animal market in the United Kingdom. The state of the overall economy in both the United States and United Kingdom and consumer spending have impacted both the companion animal and production animal markets, with volatile commodity prices in milk, grains, livestock and poultry, and changes in weather patterns (e.g. droughts or seasons of higher precipitation) also affecting demand in the production animal market.

We believe that the companion animal market in both the United States and United Kingdom has improved in 2014, and we believe that it will continue to grow in 2015. The state of the overall economy, and recent product innovations in the market are positive trends that we believe will continue.  Historically, growth in the companion animal market has been due to the increasing number of households with companion animals, increasing expenditures on animal health and preventative care, an aging pet population, advancements in animal health products and diagnostic testing and extensive marketing programs sponsored by companion animal nutrition and pharmaceutical companies. While the average order size for companion animal health products is often smaller than production animal health products, companion animal health products typically have higher margins. We intend to continue to penetrate this market through internal growth initiatives and selective acquisitions.

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

We generally extend some level of credit to our customers without requiring collateral, which exposes us to credit risk.  If our customers’ cash flow or operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain other sources of credit, they may not be able to pay or may delay payment to us, or in some cases may return products to us. In the United Kingdom, we rely on a smaller number of relatively larger customers than does our business in the United States.  These customers in the aggregate accounted for 12.3% and 14.5% of our consolidated accounts receivable balance as of September 30, 2014 and 2013, respectively.  We continually assess our customers’ ability to pay us and adjust our allowance for doubtful accounts, as necessary.

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

Some of our current and future vendors may decide to compete with us in the future by pursuing or increasing their efforts in direct marketing and sales of their products. These vendors could sell their products at lower prices and maintain a higher gross margin on their product sales than we can. In this event, veterinarians or animal owners may elect to purchase animal health products directly from these vendors.  Vendors may also elect to discontinue sales through distributors, including us, for some or all of their products.    For example, in July 2014, we received notice that IDEXX Laboratories is moving to a fully direct sales and distribution model, and as a result, is ending its companion animal diagnostic products distribution agreement with us, effective December 31, 2014.  Other vendors may move between direct marketing and distribution in the future.

Many of our vendors’ rebate programs are based on a calendar year.  Historically, the three months ended December 31 has been our most significant quarter for recognition of rebates. Sales growth goals are typically negotiated annually, and the amount of rebates available varies in any given year. Increasing growth goals, less lucrative rebate programs, and generic competition make it more challenging to achieve rebate goals each year. Vendor rebates based on sales are classified in our accompanying consolidated statements of income as a reduction to cost of product sales at the time the sales performance measures are achieved. Purchase rebates are measured against inventory purchases from the vendors and are a reduction of inventory until the product is sold. When the inventory is sold, purchase rebates are recognized as a reduction to cost of product sales.

Total Revenues. Our total revenues increased from $1,229,342 for our fiscal year ended September 30, 2010 to $2,981,038 for our fiscal year ended September 30, 2014. Our revenue growth has been driven from internal growth as well as selective acquisitions, and our ability to offer a broad product selection at competitive prices with high levels of customer service and support and an expansion in the number of veterinary practices to which we distribute products. We have continually added new vendor relationships to expand our product offering and field sales representatives to increase our customer reach.

Operating Expenses. Our selling, general and administrative expenses increased from $105,793 for our fiscal year ended September 30, 2010 to $241,717 for our fiscal year ended September 30, 2014. Selling, general and administrative expenses consist mainly of compensation and benefits, warehouse operating supplies, occupancy and location expenses and other general corporate expenses. Our selling, general and administrative expenses as a percentage of total revenues were 8.6% for our fiscal year ended September 30, 2010, compared to 8.1% for the same period in 2014.

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

On September 2, 2014, we acquired all of the share capital of VetSpace, a provider of practice management software to veterinary practices, principally in the United Kingdom.

Results of Operations

The following tables summarize our historical results of operations for our fiscal years ended September 30, 2014, 2013 and 2012.

	Year Ended September 30,
	2014	%	2013	%	2012	%
	(In thousands, except per share data)
Revenues:
Product sales	$2,892,023	97.0%	$2,260,279	96.3%	$1,996,294	96.2%
Product sales to related party	68,501	2.3%	68,355	2.9%	61,873	3.0%
Commissions	20,514	0.7%	18,851	0.8%	16,979	0.8%
Total revenues	2,981,038	100.0%	2,347,485	100.0%	2,075,146	100.0%

Cost of product sales	2,609,725	87.5%	2,043,147	87.0%	1,808,230	87.1%
Gross profit	371,313	12.5%	304,338	13.0%	266,916	12.9%

Selling, general and administrative expenses	241,717	8.1%	193,999	8.3%	172,104	8.3%
Depreciation and amortization	11,836	0.4%	10,016	0.4%	9,045	0.4%
Operating income	117,760	4.0%	100,323	4.3%	85,767	4.2%

Other income (expense):
Interest expense	(1,186)	0.0%	(714)	0.0%	(926)	0.0%
Earnings of equity method investees	342	0.0%	337	0.0%	318	0.0%
Other	789	0.0%	735	0.0%	781	0.0%
Total other income (expense)	(55)	0.0%	358	0.0%	173	0.0%

Income before taxes	117,705	3.9%	100,681	4.3%	85,940	4.2%
Income tax expense	(45,743)	-1.5%	(37,832)	-1.6%	(32,463)	-1.6%
Net income	$71,962	2.4%	$62,849	2.7%	$53,477	2.6%

Earnings per common share:
Basic	$5.66		$4.96		$4.24
Diluted	$5.65		$4.95		$4.23

Weighted average common shares
outstanding:
Basic	12,715		12,675		12,616
Diluted	12,745		12,709		12,647

Fiscal 2014 Compared to Fiscal 2013

Total Revenues.  Total revenues increased 27.0% to $2,981,038 for the fiscal year ended September 30, 2014, from $2,347,485 for the fiscal year ended September 30, 2013.  Revenue growth in the United States was 30.5% for the fiscal year ended September 30, 2014 as compared to the fiscal year ended September 30, 2013, due to revenues related to the acquisition of substantially all of the assets of IVESCO and organic revenue growth. Growth in diagnostics lines represented 1.4% of the revenue growth in the United States during the year ended September 30, 2014.  Revenues in the United States benefited from growth in flea, tick and heartworm products, which represented 1.3% of the revenues growth during the year ended September 30, 2014. Revenues increased 4.5% in the United Kingdom primarily due to a 6.0% increase related to foreign currency translation.  Commissions increased 8.8% to $20,514 for the fiscal year ended September 30, 2014, from $18,851 for the fiscal year ended September 30, 2013.    Gross agency billings were $355,773 and $349,006 for the years ended September 30, 2014 and 2013, respectively.

Gross Profit.  Gross profit increased by 22.0% to $371,313 for the fiscal year ended September 30, 2014, from $304,338 for the fiscal year ended September 30, 2013.  Gross profit as a percentage of total revenues was 12.5% for the fiscal year ended September 30, 2014, compared to 13.0% for the fiscal year ended September 30, 2013.  Product margin as a percentage of total revenues decreased primarily due to the addition of the IVESCO business in November 2013.  The product margin on this business is generally lower than our overall product margin.  This serves to reduce the overall product margin of the consolidated company when compared to our results for the prior year.  Vendor rebates for the fiscal year ended September 30, 2014 increased by approximately $8,780 compared to the fiscal year ended September 30, 2013, due to success with manufacturer rebate programs, particularly in the first quarter of fiscal 2014.

Selling, General and Administrative (“SG&A”).  SG&A expenses increased 24.6% to $241,717 for the fiscal year ended September 30, 2014, from $193,999 for the fiscal year ended September 30, 2013.  The increase in SG&A expenses was primarily due to the addition of IVESCO in November 2013.  We incurred approximately $3,348 of integration and acquisition related costs during the year in connection with our acquisitions of IVESCO and VetSpace.  SG&A expenses as a percentage of total revenues improved to 8.1% for the year ended September 30, 2014 compared to 8.3% for the year ended September 30, 2013.

Depreciation and Amortization. Depreciation and amortization increased 18.2% to $11,836 for the fiscal year ended September 30, 2014, from $10,016 for the fiscal year ended September 30, 2013.  The increase was primarily due to technology and equipment investments, as well as the assets acquired from IVESCO.

Income Tax Expense.  Our effective tax rate was 38.9% for the fiscal year ended September 30, 2014 and 37.6% for the fiscal year ended September 30, 2013.  This increase is primarily due to a higher foreign and state effective tax rate.

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

Growth in flea, tick and heartworm products represented approximately 2.3% of the revenue growth the United States in 2013. Revenue growth in the United States also benefited from new diagnostic lines, which represented approximately 1.7% of the growth.  Additional new customers from the acquisition of PCI Animal Health business represented approximately 0.3% of the growth in the United States, and the growth from existing overlap customers was approximately 0.9% of the growth. Finally, fiscal 2013 benefited from a full year of ownership of Micro, compared to eleven months in the prior year, which accounted for approximately 1.6% of the growth in revenues. Product sales to related parties increased by 10.5% to $68,355 for the fiscal year ended September 30, 2013, from $61,873 for the fiscal year ended September 30, 2012.  Commissions increased 11.0% to $18,851 for the fiscal year ended September 30, 2013, from $16,979 for the fiscal year ended September 30, 2012.

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

Selling, General and Administrative.  SG&A expenses increased 12.7% to $193,999 for the fiscal year ended September 30, 2013, from $172,104 for the fiscal year ended September 30, 2012.  The increase in SG&A expenses was primarily due to an increase in compensation and benefit costs. We incurred approximately $1,424 of acquisition related costs in connection with the acquisition of the IVESCO business.  SG&A expenses as a percentage of total revenues were consistent at 8.3% for each of the fiscal years ended September 30, 2013 and 2012.

Depreciation and Amortization. Depreciation and amortization increased 10.7% to $10,016 for the fiscal year ended September 30, 2013, from $9,045 for the fiscal year ended September 30, 2012.  The increase was primarily due to amortization for assets acquired from PCI Animal Health.

Seasonality in Operating Results

Our quarterly sales and operating results have varied significantly in the past, and will likely continue to do so in the future. Historically, our total revenues have typically been higher during the spring and fall months due to increased sales of production animal products. The sales of production animal products can vary due to changes in commodity prices and weather patterns (e.g. droughts or seasons of higher precipitation that determine how long cattle will graze and consequently the number of days an animal is on feed during a finishing phase) which may also affect seasonality.  Product use cycles for production animal products are directly related to medical procedures performed on production animals during the spring and fall months. These buying patterns can also be affected by vendors’ and distributors’ marketing programs or price increase announcements, which can cause our customers to purchase production animal health products earlier than those products are needed. This kind of early purchasing may reduce our sales in the months these purchases would have otherwise been made. See “Risk Factors — Our quarterly operating results may fluctuate significantly, and these fluctuations may cause our stock price to fall.” Additionally, while we accrue rebates as they are earned, our rebates have historically been highest during the quarter ended December 31, since some of our vendors’ rebate programs were designed to include targets to be achieved near the end of the calendar year.  This trend has slowed some in recent years due to certain changes in vendor contracts but it still remains our largest quarter for vendor rebates.

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

We generally extend some level of credit to our customers without requiring collateral, which exposes us to credit risk. If customers’ cash flow or operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain other sources of credit, they may not be able to pay or may delay payment to us, or in some cases may return products to us. Any inability of current and/or potential customers to pay us for our products and/or services due to their deteriorating financial condition or otherwise may adversely affect our results of operations and financial condition. Volatility in commodity prices, such as milk, grains, livestock and poultry, and deteriorating economic conditions can have a significant impact on the financial results of our customers. In the United Kingdom, we rely on a smaller number of relatively larger customers than does our business in the United States.  These customers in the aggregate accounted for 12.3% and 14.5% of our consolidated accounts receivable balance as of September 30, 2014 and 2013, respectively. We continually assess our customers’ ability to pay us and adjust our allowance for doubtful accounts, as necessary.

We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested as of September 30, 2014 and, accordingly, no provision for U.S. income taxes has been made with respect to any such amounts.  As of September 30, 2014, the amount of cash and cash equivalents associated with indefinitely reinvested foreign earnings was approximately $2,192.  We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements. In the event that these funds are repatriated, such amounts would be subject to income tax liabilities in the United States.  We believe that there are no material implications or restrictions upon our liquidity based on the insignificance of the amounts currently held by our foreign subsidiaries.

Capital Resources.  MWI Co., as borrower, was party to a Credit Agreement dated December 13, 2006, as amended (the “Prior Credit Agreement”), by and among MWI Co., MWI, and Memorial Pet Care, Inc. and Bank of America, N.A. and Wells Fargo Bank, N.A. as lenders (collectively, the “Lenders”).  The Prior Credit Agreement allowed for an aggregate revolving commitment of the Lenders of $200,000 and a maturity date of November 1, 2016.  Under the Prior Credit Agreement, the margin on variable interest rate borrowings ranged from 0.95% to 1.50%.  The commitment fee under the

Prior Credit Agreement ranged from 0.15% to 0.25% depending on the funded debt to EBITDA ratio.  The variable interest rate was equal to the Daily LIBOR Floating Rate or the LIBOR 1-month, 2-month, 3-month or 6-month fixed rate (at MWI Co.’s option) plus the margin.  The facility contained financial covenants, including a fixed charge ratio and a funded debt to EBITDA calculation.  We were in compliance with all of the covenants as of September 30, 2014 and 2013.  Our outstanding balance on the Prior Credit Agreement at September 30, 2014 was $78,200, and the interest rate was 1.03% as of September 30, 2014.

On October 2, 2014, MWI Co., as borrower, entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”), with MWI and Memorial Pet Care, Inc., as guarantors and the Lenders.  The Amended Credit Agreement allows for an aggregate revolving commitment of the Lenders of $230,000 and includes a $45,000 sublimit for borrowings in alternative currencies.  The Amended Credit Agreement has a maturity date of October 2, 2019.  Under the Amended Credit Agreement, the margin on variable interest rate borrowings ranges from 0.95% to 1.50%.  The commitment fee under the Amended Credit Agreement ranges from 0.15% to 0.25% depending on the funded debt to EBITDA ratio.  The variable interest rate on borrowings in dollars, euros or British pounds is equal to the Daily LIBOR Floating Rate or the LIBOR 1-month, 2-month, 3-month or 6-month fixed rate (at MWI Co.’s option) plus the margin.  The Amended Credit Agreement contains financial covenants, including an interest charge coverage ratio and a funded debt to EBITDA ratio.

The Amended Credit Agreement replaces the Prior Credit Agreement.

Centaur is party to an unsecured revolving line of credit facility dated November 5, 2010, as amended (the “Sterling Revolving Credit Facility”) with Wells Fargo Bank, N.A. London Branch.  The Sterling Revolving Credit Facility has a maximum loan amount of £20,000 and a maturity date of November 1, 2016.  Interest is based on LIBOR for the applicable interest period plus an applicable margin of 0.95% to 1.50%, and the commitment fee ranges from 0.15% to 0.25%, depending on our funded debt to EBITDA ratio.  The facility contains a financial covenant requiring Centaur to maintain a minimum tangible net worth of £5,000.  As of September 30, 2014 and 2013, Centaur was in compliance with the covenant. Pursuant to the Amended Credit Agreement, we are required to terminate the Sterling Revolving Credit Facility on or before December 31, 2014.

Centaur is party to an uncommitted overdraft facility dated March 15, 2013, (the “Overdraft Facility”) with Wells Fargo. The Overdraft Facility allows Centaur to borrow an additional £10,000 to fund short term normal trading cycle fluctuations. The Overdraft Facility will expire on November 1, 2016.  Interest on the borrowing under the Overdraft Facility is the same as the terms under the Sterling Revolving Credit Facility.

Operating Activities.  For the fiscal year ended September 30, 2014, cash provided by operations was $58,665 and was primarily attributable to net income of $71,962. The increase in net income is a result of the factors discussed above in “Results of Operations.”  Changes in working capital used cash of $29,767.  The increase in receivables was primarily due to the revenue growth during the fiscal year. The increases in inventories and accounts payable were primarily due to strategic inventory purchases made during the fiscal year ended September 30, 2014.

For the fiscal year ended September 30, 2013, cash provided by operating activities was $57,449, and was primarily attributable to net income of $62,849 and an increase in accounts payable of $63,403.  This amount was partially offset by an increase in receivables of $15,173 and an increase in inventories of $72,864.  The increase in net income is a result of the factors discussed above in “Results of Operations.”  The increase in receivables was primarily due to the revenue growth during the fiscal year. The increases in inventories and accounts payable were primarily due to strategic inventory purchases made during the fiscal year ended September 30, 2013.

For the fiscal year ended September 30, 2012, cash provided by operating activities was $14,238, and was primarily attributable to net income of $53,477 and an increase in accounts payable of $50,018.  This amount was partially offset by an increase in receivables of $48,879 and an increase in inventories of $52,831.  The increase in net income is a result of the factors discussed above in “Results of Operations.”  The increase in receivables was primarily due to the revenue growth during the fiscal year.  The increases in inventories and accounts payable were primarily due to strategic inventory purchases made during the fiscal year ended September 30, 2012 to accommodate our revenue growth and the redistribution of products from our distribution center in Kansas City to the rest of our distribution centers.

Investing Activities.For the fiscal year ended September 30, 2014, net cash used in investing activities was $116,043.  We acquired VetSpace and substantially all of the assets of IVESCO for $102,097 in the aggregate, net of $2,549 of cash acquired.  Additionally, we paid for capital expenditures of $14,919 which primarily related to technology and equipment purchases.

For the fiscal year ended September 30, 2013, net cash used in investing activities was $28,128.  We paid $17,107, in cash, after consideration of post-closing adjustments for the acquisition of substantially all of the assets of PCI Animal Health.  Additionally, we paid for capital expenditures of $10,780 which primarily related to technology and equipment purchases, in addition to equipment purchased for our move into a new distribution center in Shakopee, Minnesota.

For the fiscal year ended September 30, 2012, net cash used in investing activities was $59,865.  We paid $51,718 for the acquisition of substantially all of the assets of Micro, which closed on October 31, 2011.  We paid for capital expenditures of $7,597 which primarily related to information technology and our new distribution center in Harrisburg, Pennsylvania.

Financing Activities.  For the fiscal year ended September 30, 2014, net cash provided by financing activities was $58,829 which was primarily due to net borrowings of $59,308 on our revolving credit facilities.

For the fiscal year ended September 30, 2013, net cash used in financing activities was $29,107, which was primarily due to net payments of $29,022 on our revolving credit facilities.  Our revolving credit facilities are used to fund strategic acquisitions, capital expenditures and meet our working capital requirements.

For the fiscal year ended September 30, 2012, net cash provided by financing activities was $45,399, and was primarily attributable to the net borrowings on our credit facilities of $44,885.

Off Balance Sheet Arrangements. At September 30, 2014, we had no significant investments that were accounted for under the equity method in accordance with accounting principles generally accepted in the United States except for Feeders Advantage. Feeders Advantage has no liabilities associated with it that were guaranteed by or that would be considered material to us. Accordingly, we do not have any off balance sheet arrangements.

Contractual Obligations

Contractual Obligations. Our contractual obligations at September 30, 2014 mature as follows:

	Payments Due by Period
	Total	1 Year or less	2-3 Years	4-5 Years	More than 5 Years

Revolving credit facilities (1)	$78,200	$-	$78,200	$-	$-
Operating lease commitments	54,011	8,515	15,867	13,046	16,583
Capital lease commitments	1	1	-	-	-
Interest on revolving credit
facilities (2)	2,173	1,038	1,135	-	-
Other long-term obligations (3)	3,003	626	535	-	1,842
Total contractual obligations	$137,388	$10,180	$95,737	$13,046	$18,425

(1)For the purposes of the Contractual Obligations table above the revolving credit facilities are assumed to be paid at the respective credit facility’s termination date.

(2)For debt instruments with variable interest rates and unused commitment fees, interest has been calculated for all future periods using the rates in effect at September 30, 2014.

(3)Other long-term obligations include contracts primarily related to the pension liability of $1,842 which was assumed to be paid out beyond year five.

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

Goodwill and amortizing and non-amortizing intangible assets were evaluated for impairment in our fourth quarter of 2014 and we determined that the recorded amount was not impaired. The fair value calculations used for these tests require us to make assumptions about items that are inherently uncertain. Assumptions related to future market demand, market prices and product costs could vary from actual results, and the impact of such variations could be material. Factors that could affect the assumptions include changes in economic conditions, changes in government regulations, success in marketing products and competitive conditions in our industry. The factors that most significantly affect the fair value calculation are market multiples and estimates of future cash flows. Fair value was determined using both an income approach and a market approach, and the resulting fair value is substantially in excess of the carrying value.

Recently Issued and New Accounting Pronouncements

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

We are exposed to foreign currency risk due to our U.K. subsidiary Centaur.  A hypothetical 10% change in the value of the U.S. dollar in relation to the British Pound, which is the Company’s most significant foreign currency exposure, would have changed fiscal year 2014 net sales by approximately $33,000. This amount is not indicative of the hypothetical net earnings impact due to the partially offsetting impact of the currency exchange movements on cost of sales and operating expenses.

The interest payable on our revolving credit facilities is based on variable interest rates and is affected by changes in market interest rates. The outstanding balance on the revolving credit facility in the United States as of September 30, 2014 was $78,200.  There was no outstanding balance on the revolving credit facility in the United Kingdom as of September 30, 2014.  If there had been a combined balance on the revolving credit facilities of $248,000, which is the approximate maximum available amount on the facilities based on the foreign currency rates as of September 30, 2014, a change of 10% from the interest rates as of September 30, 2014 would have changed interest by $275 for fiscal year 2014.

Item 8.Financial Statements and Supplementary Data.

MWI Veterinary Supply, Inc.
Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MWI Veterinary Supply, Inc.
Boise, Idaho

We have audited the accompanying consolidated balance sheets of MWI Veterinary Supply, Inc. and subsidiaries (the “Company”) as of September 30, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2014.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2).  These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MWI Veterinary Supply, Inc. and subsidiaries as of September 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2014, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2014, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 26, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boise, Idaho

November 26, 2014

MWI VETERINARY SUPPLY, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended September 30, 2014, 2013 and 2012
Dollars and shares in thousands, except per share amounts

	2014	2013	2012
Revenues:
Product sales	$2,892,023	$2,260,279	$1,996,294
Product sales to related party	68,501	68,355	61,873
Commissions	20,514	18,851	16,979
Total revenues	2,981,038	2,347,485	2,075,146
Cost of product sales	2,609,725	2,043,147	1,808,230
Gross profit	371,313	304,338	266,916
Selling, general and administrative expenses	241,717	193,999	172,104
Depreciation and amortization	11,836	10,016	9,045
Operating income	117,760	100,323	85,767

Other income (expense):
Interest expense	(1,186)	(714)	(926)
Earnings of equity method investees	342	337	318
Other	789	735	781
Total other (expense) income, net	(55)	358	173
Income before taxes	117,705	100,681	85,940
Income tax expense	(45,743)	(37,832)	(32,463)
Net income	$71,962	$62,849	$53,477

Earnings per common share:
Basic	$5.66	$4.96	$4.24
Diluted	$5.65	$4.95	$4.23

Weighted average common shares outstanding:
Basic	12,715	12,675	12,616
Diluted	12,745	12,709	12,647

See notes to consolidated financial statements

MWI VETERINARY SUPPLY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended September 30, 2014, 2013 and 2012
Dollars in thousands

	2014	2013	2012
Net income	$71,962	$62,849	$53,477
Other comprehensive income (loss)
Foreign currency translation	(293)	237	1,877
Actuarial (loss) gain on unfunded pension liability, net of tax of $(207), $48, and $145, respectively	(318)	139	228
Total comprehensive income	$71,351	$63,225	$55,582

See notes to consolidated financial statements

MWI VETERINARY SUPPLY, INC.
CONSOLIDATED BALANCE SHEETS
As of September 30, 2014 and 2013
Dollars and shares in thousands, except per share amounts

	2014	2013
Assets

Current Assets:
Cash and cash equivalents	$2,433	$953
Receivables, net	398,990	307,445
Inventories	430,499	326,093
Prepaid expenses and other current assets	8,436	6,004
Deferred income taxes	2,812	2,327
Total current assets	843,170	642,822

Property and equipment, net	50,150	39,183
Goodwill	86,881	71,150
Intangibles, net	50,093	40,490
Other assets, net	11,622	8,910
Total assets	$1,041,916	$802,555

Liabilities and Stockholders’ Equity

Current Liabilities:
Credit facilities	$78,200	$18,801
Accounts payable	417,388	324,057
Accrued expenses and other current liabilities	28,792	21,816
Current portion of capital lease obligations	1	103
Total current liabilities	524,381	364,777

Deferred income taxes	12,602	9,321

Long-term portion of capital lease obligations	-	16

Other long-term liabilities	2,562	2,122

Commitments and contingencies

Stockholders’ Equity
Common stock $0.01 par value, 40,000 authorized; 12,912 and
12,848 shares issued and outstanding, respectively	129	128
Additional paid in capital	153,159	148,459
Retained earnings	347,776	275,814
Accumulated other comprehensive income	1,307	1,918
Total stockholders’ equity	502,371	426,319
Total liabilities and stockholders’ equity	$1,041,916	$802,555

See notes to consolidated financial statements

MWI VETERINARY SUPPLY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended September 30, 2014, 2013 and 2012
Dollars and shares in thousands

	Shares of		Additional	Accum.
	Common	Common	Paid In	Other Comp.	Retained
	Stock	Stock	Capital	Inc/(Loss)	Earnings	Total
Balance at October 1, 2011	12,618	$126	$133,759	$(563)	$159,488	$292,810

Net income	—	—	—	—	53,477	53,477
Issuance of common stock	7	—	562	—	—	562
Issuance of common stock for purchase						-
of Micro	94	1	7,158	—	—	7,159
Exercises of common stock options	15	—	154	—	—	154
Tax benefit of common stock exercises	—	—	895	—	—	895
Issuance of stock awards, net of forfeitures	58	1	2,139	—	—	2,140
Foreign currency translation	—	—	—	1,877	—	1,877
Actuarial gain on unfunded pension liability adjustment	—	—	—	228	—	228
Balance at September 30, 2012	12,792	$128	$144,667	$1,542	$212,965	$359,302

Net income	—	—	—	—	62,849	62,849
Issuance of common stock	5	—	651		—	651
Exercises of common stock options	6	—	108	—	—	108
Tax benefit of common stock exercises	—	—	1,323	—	—	1,323
Issuance of stock awards, net of forfeitures	45	—	1,710	—	—	1,710
Foreign currency translation	—	—	—	237	—	237
Actuarial gain on unfunded pension liability adjustment	—	—	—	139	—	139
Balance at September 30, 2013	12,848	$128	$148,459	$1,918	$275,814	$426,319

Net income	—	—	—	—	71,962	71,962
Issuance of common stock	6	—	841	—	—	841
Exercises of common stock options	4	—	72	—	—	72
Tax benefit of common stock exercises	—	—	963	—	—	963
Issuance of stock awards, net of forfeitures	54	1	2,912	—	—	2,913
Foreign currency translation	—	—	—	(293)	—	(293)
Actuarial loss on unfunded pension liability adjustment	—	—	—	(318)	—	(318)
Other	—	—	(88)	—	—	(88)
Balance at September 30, 2014	12,912	$129	$153,159	$1,307	$347,776	$502,371

See notes to consolidated financial statements

MWI VETERINARY SUPPLY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2014, 2013 and 2012
Dollars in thousands

	2014	2013	2012
Cash Flows From Operating Activities:
Net income	$71,962	$62,849	$53,477
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	11,858	10,038	9,062
Amortization of debt issuance costs	39	38	41
Stock-based compensation	5,033	3,553	2,157
Deferred income taxes	1,017	1,410	1,182
Earnings of equity method investees	(342)	(337)	(318)
Distribution from equity method investee	337	-	-
Excess tax benefit of exercise of common stock options
and restricted stock vesting	(963)	(1,323)	(895)
(Gain)/loss on disposal of property and equipment	(600)	111	32
Other	91	(280)	(206)
Changes in operating assets and liabilities (net of effects of business acquisitions):
Receivables	(12,602)	(15,173)	(48,879)
Inventories	(39,201)	(72,864)	(52,831)
Prepaid expenses and other assets	(903)	3,135	(1,118)
Accounts payable	18,581	63,403	50,018
Accrued expenses	4,358	2,889	2,516
Net cash provided by operating activities	58,665	57,449	14,238
Cash Flows From Investing Activities:
Business acquisitions, net of cash acquired in fiscal year 2014 of $2,549	(102,097)	(17,107)	(51,718)
Purchases of property and equipment	(14,919)	(10,780)	(7,597)
Proceeds from sales of property and equipment	2,216	189	96
Other	(1,243)	(430)	(646)
Net cash used in investing activities	(116,043)	(28,128)	(59,865)
Cash Flows From Financing Activities:
Borrowings on credit facilities	735,867	673,249	539,071
Payments on credit facilities	(676,559)	(702,271)	(494,186)
Proceeds from issuance of common stock	841	651	562
Proceeds from exercise of common stock options	72	108	154
Excess tax benefit of exercise of common stock options
and restricted stock vesting	963	1,323	895
Tax withholdings on net settlements of share-based awards	(2,120)	(1,855)	-
Debt issuance costs		-	(111)
Payment on long-term debt and capital lease obligations	(110)	(312)	(986)
Other	(125)
Net cash provided by/(used in) financing activities	58,829	(29,107)	45,399

Effect of exchange rate on Cash and Cash Equivalents	29	225	136

Net Increase (Decrease) in Cash and Cash Equivalents	1,480	439	(92)
Cash and Cash Equivalents at Beginning of Period	953	514	606
Cash and Cash Equivalents at End of Period	$2,433	$953	$514

See notes to consolidated financial statements

MWI VETERINARY SUPPLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dollars and sterling pounds in thousands, except share and per share data

1. Business Description and Basis of Presentation

      MWI Veterinary Supply, Inc. is a leading distributor of animal health products in the United States and United Kingdom. We sell our products in both the companion and production animal markets. As of September 30, 2014,  we operated twenty-three distribution centers located across the United States and one distribution center in the United Kingdom.

2. Summary of Significant Accounting Policies

Principles of Consolidation — The accompanying consolidated financial statements consist of MWI Veterinary Supply, Inc. and its wholly-owned subsidiaries, collectively referred to herein as “MWI” or the “Company.” All intercompany transactions have been eliminated.  We use the equity method of accounting for our investments in entities in which we have significant influence. Our share of income or loss from these investments is reported as increases or decreases in the respective investment with a corresponding amount reported as other income/(expense).

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

Segment Information — We are a distributor of animal health products, primarily to veterinarians. Our financial results are disclosed as one reportable segment.  We identified two operating segments based on geographic areas but aggregate based on applicable accounting standards.  We determined that the two operating segments have similar operating margins and are expected to maintain this similarity into the future.  Additionally, our products, customers, operations, delivery to market and regulatory environments are all similar in nature.

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

Other Comprehensive Income — Comprehensive income includes cumulative foreign currency translation adjustments and actuarial adjustments on pension valuation. As of September 30, 2014,  accumulated other comprehensive income is comprised of actuarial adjustments, net of tax, of ($385), and foreign currency translation adjustments of $1,692.

Revenue Recognition —  We sell products we source from vendors to our customers through either a “buy/sell” transaction or an agency relationship with our vendors. In a “buy/sell” transaction, we purchase or take inventory of products from the vendor. When a customer places an order with us, we pick, pack, ship and invoice the customer for the order. We recognize revenue from “buy/sell” transactions as product sales when the product is delivered to the customer. We accept product returns from our customers. We estimate returns based on historical experience and recognize these estimated returns as a reduction of product sales. Product returns have not been significant to our financial statements. We record revenues net of sales tax.  In an agency relationship, we generally do not purchase and take inventory of products from vendors. We receive an order from a customer, then transmit the order to the vendor, who picks, packs and ships the order to the customer. In some cases, the vendor invoices and collects payment from the customer, while in other cases we invoice and collect payment from the customer on behalf of the vendor. We receive a commission payment for soliciting the order from the customer and for providing other customer service activities. Commissions are recognized when the services upon which the commissions are based are complete. Gross billings from agency contracts were $355,773,  $349,006 and $332,343 for the years ended September 30, 2014, 2013 and 2012, respectively, and generated commission revenue of $20,514,  $18,851 and $16,979 for the years ended September 30, 2014, 2013 and 2012, respectively.

Cost of Product Sales and Vendor Rebates — Cost of product sales consist of our inventory product cost, including direct shipping costs to and from our distribution centers. Costs of fulfillment are included in selling, general and administrative costs. Vendor rebates are recorded based on the terms of the contracts or programs with each vendor. We receive quarterly, semi-annual and annual performance-based rebates from third-party vendors based upon attainment of certain sales and/or purchase goals. Sales rebates are classified in the accompanying consolidated statements of income as a reduction to cost of product sales at the time the sales performance measures are achieved. Purchase rebates are measured against inventory purchases from the vendors and are classified as a reduction of inventory until the product is sold. When the inventory is sold and purchase measures are achieved, purchase rebates are recognized as a reduction to cost of product sales.

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

We periodically review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairments were identified during the fiscal years ended September 30, 2014, 2013 and 2012.

Goodwill and Intangible Assets — We recognize the excess purchase price over the fair value of net assets acquired and liabilities assumed in a business combination as goodwill on the consolidated balance sheet. We perform an annual impairment test on goodwill as of September 30th each year.  We calculate the fair value of each reporting unit using both an income approach and a market approach,  and compare the fair value to its book value.  We have concluded that there was no impairment during the fiscal years ended September 30, 2014, 2013 and 2012. Impairment tests will continue to be performed at least annually and more frequently if circumstances indicate a possible impairment.

Identifiable intangible assets primarily include customer relationships, trademarks and patents, technology and covenants not to compete and are amortized, as necessary, on a straight-line basis, over their useful lives or contractual term which range from 1-20 years.  We review both indefinite-lived and definite-lived identifiable intangible assets at least annually for impairment or when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  No impairments were identified during the fiscal years ended September 30, 2014, 2013 and 2012.

Other Assets — Included in other assets are our equity method investments and investments in entities accounted for under the cost method of accounting.  The carrying value of cost method investments was $5,989 and $4,932 at September 30, 2014 and 2013, respectively.  We periodically evaluate these investments for other-than-temporary impairment using both qualitative and quantitative criteria, or when indicators of impairment are noted. In the event an investment is deemed to be other-than-temporarily impaired, we would recognize the loss component in the consolidated statements of income.  Other assets also consist of debt issuance costs that are being amortized over the term of the related debt.

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

Income Taxes — Income taxes are accounted for under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Deferred tax assets are recognized to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

We recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Statements of Income. Accrued interest and penalties, if any, are included within the related tax liability line in the Consolidated Balance Sheets.

Concentrations of Risk — Our financial instruments that are exposed to concentrations of credit risk consist primarily of our receivables. Our customers are geographically dispersed throughout the United States and United Kingdom. In the United Kingdom, we rely on a smaller number of relatively larger customers than does our business in the United States.  These customers in the aggregate accounted for 12.3% and 14.5% of our consolidated accounts receivable balance as of September 30, 2014 and 2013, respectively.  We routinely assess the financial strength of our customers and review their credit history before extending credit. In addition, we establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Advertising — Advertising costs are expensed when incurred and are included as part of selling, general and administrative expenses. Advertising costs were $1,481,  $1,165 and $1,203 in fiscal years 2014, 2013 and 2012, respectively.

Recently Issued and New Accounting Pronouncements —In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This guidance is effective for our fiscal year and interim periods beginning October 1, 2017. We are currently evaluating the effect that adopting this new accounting guidance will have on our consolidated financial statements.

3. Business Acquisitions

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

On November 1, 2013, MWI Co. purchased substantially all of the assets of IVESCO Holdings, LLC (“IVESCO”) for a net purchase price of $79,633, after giving effect to post-closing adjustments.  The cash purchase price was funded with borrowings by the Company under its Prior Credit Agreement (as defined herein). IVESCO engaged in the distribution and sale of animal health and related products and services, logistics and technical support relating to such distribution and sale of animal health and related products. The intangible assets acquired in the acquisition include trade name and customer relationships.  The intangible asset representing customer relationships acquired in the acquisition has an estimated useful life of 9 years.  The amount recorded in goodwill is expected to be deductible for tax purposes over 15 years. The fair values assigned to the tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques.

On September 2, 2014, MWI Co. purchased all of the outstanding share capital of VetSpace Limited and certain of its affiliates (collectively, VetSpace) for a net purchase price of $25,013.  This transaction is subject to a final post-closing working capital adjustment.  The cash purchase price was funded with borrowings by the Company under its Prior Credit Agreement (as defined herein).  VetSpace is a provider of practice management software to veterinary practices, principally in the United Kingdom.  The intangible assets acquired in the acquisition include trade name and customer relationships, which have useful lives ranging from 10 to 20 year.  The amount recorded in goodwill will not be deductible for tax purposes.  The fair values assigned to the tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of each acquisition. The fair values for VetSpace may be adjusted during the measurement period as defined in Accounting Standards Codification (“ASC”) 805. These purchase price allocations are based on a combination of valuations and analyses.

	2014	2013	2012
Cash	$2,549	$-	$1
Receivables	78,993	3,585	22,374
Inventories	65,098	1,928	27,701
Other current assets	491	-	105
Property and equipment	7,693	-	8,882
Investments	1,103	-	199
Goodwill	16,053	9,327	12,473
Intangibles	13,021	4,780	15,760
Total assets acquired	185,001	19,620	87,495

Accounts payable	74,863	2,513	25,026
Accrued expenses	3,658	-	1,591
Other liabilities	1,834		-
Total liabilities assumed	80,355	2,513	26,617

Net assets acquired	$104,646	$17,107	$60,878

Revenues and earnings of VetSpace that are included in our consolidated statements of income from the acquisition date of September 2, 2014 through September 30, 2014 are not presented separately as they are not material. Due to the commencement of the integration of IVESCO, it is impracticable to separately present the revenues and earnings of IVESCO that are included in our consolidated statements of income from the acquisition date of November 1, 2013 through September 30, 2014. This information for PCI Animal Health is also not presented as it is impracticable due to the integration of the acquired operations.

The following table presents information for Micro that is included in our consolidated statements of income from the acquisition date of October 31, 2011 through the fiscal year ended September 30, 2012:

Micro's operations included in MWI's results
Fiscal year ended September 30, 2012
Revenues	$246,624
Net Income	$4,089

The following table presents supplemental pro forma information for the Company for the years ended September 30, 2014, 2013 and 2012 (unaudited) as if the acquisitions of substantially all of the assets of IVESCO and Micro had occurred on October 1, 2011 (pro forma information is not presented for VetSpace or PCI Animal Health as it is not material):

	Unaudited Pro Forma Consolidated Results
	Fiscal year ended September 30,
	2014	2013	2012
Revenues	$3,031,030	$2,849,712	$2,586,351
Net Income	$71,963	$66,521	$57,143

The unaudited pro forma consolidated results are not necessarily indicative of what our consolidated results of operations would have been had we completed the acquisitions on October 1, 2011.  Additionally, the unaudited pro forma consolidated results do not purport to project the future results of operations of the combined company.

4. Receivables

Receivables consist of the following at September 30:

	2014	2013
Trade	$358,757	$282,923
Vendor rebates and programs	43,179	26,983
	401,936	309,906
Allowance for doubtful accounts	(2,946)	(2,461)
	$398,990	$307,445

5. Property and Equipment

Property and equipment consists of the following at September 30:

	2014	2013
Land	$2,023	$1,932
Building and leasehold improvements	17,351	14,914
Machinery, furniture and equipment	44,877	38,032
Computer equipment	17,374	9,868
Construction in progress	5,641	4,328
	87,266	69,074
Accumulated depreciation and amortization	(37,116)	(29,891)
	$50,150	$39,183

We recorded depreciation expense of $8,489,  $6,974 and $6,210 for the years ended September 30, 2014, 2013 and 2012, respectively.

6.  Goodwill and Intangibles

The changes in the carrying value of goodwill for the fiscal years ended September 30, are as follows:

	2014	2013
Goodwill - Beginning of year	$71,150	$61,841
Acquisition activity	16,053	9,327
Foreign exchange translation	(322)	(18)
Goodwill - End of year	$86,881	$71,150

Balances of intangibles are as follows:

	Estimated
	Useful Lives	September 30, 2014
Amortizing:		Cost	Accumulated Amortization	Net
Customer relationships	9 - 20 years	$45,860	$(10,899)	$34,961
Covenants not to compete	1 - 5 years	372	(163)	209
Technology	11 years	5,830	(1,546)	4,284
Other	2 - 10 years	1,627	(1,072)	555
		53,689	(13,680)	40,009
Non-Amortizing:
Trade names and patents		10,084	-	10,084
		$63,773	$(13,680)	$50,093

	Estimated
	Useful Lives	September 30, 2013
Amortizing:		Cost	Accumulated Amortization	Net
Customer relationships	9 - 20 years	$35,797	$(8,393)	$27,404
Covenants not to compete	1 - 5 years	450	(185)	265
Technology	11 years	5,830	(1,016)	4,814
Other	2 - 7 years	1,126	(794)	332
		43,203	(10,388)	32,815
Non-Amortizing:
Trade names and patents		7,675	-	7,675
		$50,878	$(10,388)	$40,490

We recorded amortization expense of $3,368,  $3,064 and $2,852 for the years ended September 30, 2014, 2013 and 2012, respectively.  Estimated future amortization expense related to intangible assets as of September 30, 2014 is as follows:

Amount
2015	$3,438
2016	3,316
2017	3,237
2018	3,212
2019	3,041
Thereafter	23,765
$40,009

7. Debt

	2014	2013
Revolving credit facility, 1.03% as of September 30, 2014	$78,200	$16,300
Sterling revolving credit facility	-	2,501
Capital lease obligations (1)	1	119
Total debt and capital lease obligations	78,201	18,920
Less: Long-term portion of capital lease obligations	-	(16)
Total debt and capital lease obligations included in current liabilities	$78,201	$18,904

(1) The capital lease obligations have varying maturity dates.

Revolving Credit Facility — MWI Co., as borrower, was party to a Credit Agreement dated December 13, 2006, as amended (the “Prior Credit Agreement”), by and among MWI Co., MWI, and Memorial Pet Care, Inc. and Bank of America, N.A. and Wells Fargo Bank, N.A. as lenders (collectively, the “Lenders”).  The Prior Credit Agreement allowed for an aggregate revolving commitment of the Lenders of $200,000 and a maturity date of November 1, 2016.  Under the Prior Credit Agreement, the margin on variable interest rate borrowings ranged from 0.95% to 1.50%.  The commitment fee under the Credit Agreement ranged from 0.15% to 0.25% depending on the funded debt to EBITDA ratio.  The variable interest rate was equal to the Daily LIBOR Floating Rate or the LIBOR 1-month, 2-month, 3-month or 6-month fixed rate (at MWI Co.’s option) plus the margin.  The Credit Agreement contained financial covenants, including a fixed charge ratio and a funded debt to EBITDA ratio.  We were in compliance with all of the covenants as of September 30, 2014 and 2013.

On October 2, 2014, MWI Co., as borrower, entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”), with MWI and Memorial Pet Care, Inc., as guarantors and the Lenders.  The Amended Credit Agreement allows for an aggregate revolving commitment of the Lenders of $230,000 and includes a $45,000 sublimit for borrowings in alternative currencies.  The Amended Credit Agreement has a maturity date of October 2, 2019.  Under the Amended Credit Agreement, the margin on variable interest rate borrowings ranges from 0.95% to 1.50%.  The commitment fee under the Amended Credit Agreement ranges from 0.15% to 0.25% depending on the funded debt to EBITDA ratio.  The variable interest rate on borrowings in dollars, euros or British pounds is equal to the Daily LIBOR Floating Rate or the LIBOR 1-month, 2-month, 3-month or 6-month fixed rate (at MWI Co.’s option) plus the margin.  The Amended Credit Agreement contains financial covenants, including an interest charge coverage ratio and a funded debt to EBITDA ratio.

The Amended Credit Agreement replaces the Prior Credit Agreement.

Sterling Revolving Credit Facility— On March 15, 2013, Centaur entered into a First Amendment (the “Amendment”) to the unsecured revolving line of credit facility (the “Sterling Revolving Credit Facility”) dated November 5, 2010 with Wells Fargo Bank, N.A. London Branch.  The Amendment increases the maximum loan amount of the Sterling Revolving Credit Facility to £20,000, an increase of £7,500, and extends the term of the facility to November 1, 2016. Interest is based on LIBOR for the applicable interest period plus an applicable margin of 0.95% to 1.50%, and the commitment fee ranges from 0.15% to 0.25%, depending on our funded debt to EBITDA ratio.  The facility contains a financial covenant requiring Centaur to maintain a minimum tangible net worth of £5,000.  As of September 30, 2014 and 2013, Centaur was in compliance with the covenant.

Also on March 15, 2013, Centaur entered into an uncommitted overdraft facility (the “Overdraft Facility”) with Wells Fargo. The Overdraft Facility allows Centaur to borrow an additional £10,000 to fund short term normal trading cycle fluctuations. The Overdraft Facility will expire on November 1, 2016.  Interest on the borrowing under the Overdraft Facility is the same as the terms under the Sterling Revolving Credit Facility.

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

2005 Stock Plan

We have a 2005 Stock-Based Award and Incentive Compensation Plan (the “2005 Plan”), under which we may offer restricted shares of our common stock and grant options to purchase shares of our common stock to selected employees and non-employee directors. The purpose of the 2005 Plan is to promote our long-term financial success by attracting, retaining and rewarding eligible participants. At September 30, 2014 and 2013 we had 757,588 and 815,260 shares, respectively, of our common stock available for issuance under the 2005 Plan.

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

A summary of common stock options activity under the 2002 and 2005 Plans is as follows:

	2014		2013		2012
		Weighted		Weighted		Weighted
	Number	average	Number	average	Number	average
	of	exercise	of	exercise	of	exercise
	Shares	price	Shares	price	Shares	price
Outstanding at beginning of year	16,038	$17.58	22,360	$17.53	37,385	$14.73
Exercised	(4,030)	17.84	(6,186)	17.43	(14,769)	10.44
Cancelled or expired	(74)	17.00	(136)	17.00	(256)	17.00
Outstanding at end of year	11,934	$17.49	16,038	$17.58	22,360	$17.53
Exercisable at end of year	11,934	$17.49	16,038	$17.58	22,360	$17.53

	Outstanding and exercisable options
		Weighted
		average
		remaining	Weighted
		contractual	average
	Number of	life	exercise
Range of exercise prices	Shares	(in years)	price
$17.00 - $19.99	10,774	0.8	$17.00
$20.00 - $22.60	1,160	1.0	$22.05

The intrinsic value of the shares outstanding and exercisable was $1,562 as of September 30, 2014 and $2,114 as of September 30, 2013. The total intrinsic value of options exercised during the years ended September 30, 2014, 2013 and 2012 was  $553,  $644, and $1,105, respectively.

A summary of restricted stock awards activity under the 2005 Plan is as follows:

	2014		2013		2012
		Weighted		Weighted		Weighted
	Number	average	Number	average	Number	average
	of	grant date	of	grant date	of	grant date
	Shares	fair value	Shares	fair value	Shares	fair value
Nonvested at beginning of year	142,244	$83.13	129,396	$69.94	105,540	$61.69
Granted	76,555	148.10	70,575	145.65	74,848	101.97
Vested	(47,154)	104.72	(44,547)	144.52	(48,072)	102.09
Forfeitures	(8,107)	110.64	(13,180)	80.96	(2,920)	63.49
Nonvested at end of year	163,538	$132.04	142,244	$83.13	129,396	$69.94

As of September 30, 2014, total unrecognized stock based compensation expense related to nonvested awards was approximately $21,319 before income taxes, which is expected to be recognized over the remaining term of the awards which range from 1 to 5 years.  During the fiscal years ended September 30, 2014 and 2013, we recognized $5,033 and $3,553, respectively, in compensation expense related to common stock awards.  The total fair value of shares vested during the years ended September 30, 2014, 2013, and 2012, was $7,020,  $6,438, and $4,908, respectively.

2008 Employee Stock Purchase Plan

The 2008 Employee Stock Purchase Plan (the “ESPP”) allows substantially all employees to purchase shares of our common stock at 95% of the fair market value on the date of purchase.  The purchase date is the last trading date of the purchase period, which begins in March, June, September and December.  Employees accumulate amounts through payroll deductions during the purchase period of between 1% and 10% but no more than $20 annually.  An employee is allowed to purchase a maximum of 200 shares per purchase period.  We issued 5,764  and 5,396 shares of our common stock under the ESPP during fiscal years ended September 30, 2014 and 2013, respectively.

9. Computation of Earnings per Common Share (In thousands, except per share data)

	2014		2013		2012
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income	$71,962	$71,962	$62,849	$62,849	$53,477	$53,477
Weighted average common
shares outstanding	12,715	12,715	12,675	12,675	12,616	12,616
Effect of dilutive securities
Stock options and restricted stock		30		34		31
Weighted average shares
outstanding		12,745		12,709		12,647
Earnings per share	$5.66	$5.65	$4.96	$4.95	$4.24	$4.23

Anti-dilutive shares excluded from calculation		3		-		-

10. Income Taxes

Income before taxes is as follows:

	2014	2013	2012
Income before taxes
United States	$115,545	$96,915	$81,482
Foreign	2,160	3,766	4,458
Total income before taxes	$117,705	$100,681	$85,940

The components of income tax expense consist of the following:

	2014	2013	2012
United States
Current payable
Federal	$36,585	$30,200	$25,535
State	6,875	4,952	4,494
Deferred
Federal	1,216	1,652	1,308
State	302	253	220
Total U.S. tax expense	44,978	37,057	31,557
International
Current payable	1,265	1,275	1,252
Deferred	(500)	(500)	(346)
Total foreign tax expense	765	775	906
Total income tax expense	$45,743	$37,832	$32,463

Our deferred tax assets and liabilities consist of the following at September 30:

	2014	2013
Deferred tax assets:
Allowance for doubtful accounts	$1,061	$866
Inventories	942	658
Lease expense	713	544
Employee benefits	599	334
Acquisition-related costs	-	444
Other	416	164
Total deferred tax assets	3,731	3,010
Deferred tax liabilities:
Investments	(1,414)	(786)
Property and equipment	(11,808)	(8,876)
Prepaid expenses	(299)	(227)
Other	-	(115)
Total deferred tax liabilities	(13,521)	(10,004)
Net deferred liabilities	$(9,790)	$(6,994)

Other deferred tax assets totaling $760 and $711  as of September 30, 2014 and 2013, respectively, arising from the Company’s foreign subsidiary, are subject to full valuation allowance.

Income tax expense differed from income taxes at the U.S. federal statutory tax rate for all periods presented as follows:

	2014	2013	2012
Taxes computed at statutory rate	35.0%	35.0%	35.0%
State income taxes (net of federal income tax benefit)	4.0	3.4	3.6
Foreign	(0.3)	(0.9)	(1.1)
Other	0.2	0.1	0.3
	38.9%	37.6%	37.8%

In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations.  We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested as of September 30, 2014 and, accordingly, no provision for U.S. income taxes has been made with respect to any such amounts.  As of September 30, 2014, the amount of cash and cash equivalents associated with indefinitely reinvested foreign earnings was approximately $2,192.  We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements. In the event that these funds are repatriated, such amounts would be subject to income tax liabilities in the United States.  It is not practicable to estimate the amount of deferred tax liability related to investments in foreign subsidiaries because of the complexities of the hypothetical calculation.

A reconciliation of the unrecognized tax benefits is as follows:

	2014	2013	2012
Unrecognized tax benefits – Beginning of year	$-	$-	$23
Gross increases related to prior period tax positions	-	-	-
Gross decreases related to prior period tax positions	-	-	(8)
Gross increases related to current period tax positions	-	-	-
Settlements	-	-	(15)
Unrecognized tax benefits – End of year	$-	$-	$-

For the fiscal years ended September 30, 2014, 2013 and 2012, the amount included in our income tax expense for tax-related interest and penalties was not significant.  We expect no material changes to our unrecognized tax benefits during the next fiscal year.

With few exceptions, we are no longer subject to income tax examination for years before 2010 in the U.S. and significant state and local jurisdictions.  We are no longer subject to income tax examinations for years before 2012 in significant foreign jurisdictions.

11. Statements of Cash Flows — Supplemental and Noncash Disclosures

	2014	2013	2012
Supplemental Disclosures
Cash paid for interest	$1,110	$620	$788
Cash paid for income taxes	45,117	34,045	31,025
Noncash Investing and Financing Activities
Issuance of restricted common stock for asset acquisition	-	-	7,158
Capital lease asset additions and related obligations	-	-	165
Property and equipment acquisitions financed with accounts payable	364	265	192

12. Commitments and Contingencies

From time to time, in the normal course of business, we may become a party to legal proceedings that may have an adverse effect on our financial position, results of operations and cash flow.  Except as set forth below, at September 30, 2014, we were not a party to any material pending legal proceedings and were not aware of any claims that individually or in the aggregate could have a material adverse effect on our financial position, results of operations or cash flows.

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

We have operating leases for office and distribution center space and equipment for varying periods. We also lease some of our vehicles in the United Kingdom under capital leases.  Certain leases have renewal options and require contingent payments for increases, including executory costs, property taxes, insurance and certain other costs in excess of a base year amount. Total rent expense for the years ended September 30, 2014, 2013 and 2012 were $8,494,  $6,301 and $5,382, respectively.

The aggregate future noncancelable minimum rental payments on operating leases and capital leases at September 30, 2014 are as follows:

	Lease Obligations
Fiscal Year	Operating Leases	Capital Leases
2015	$8,515	$1
2016	8,218
2017	7,649
2018	7,070
2019	5,976
Thereafter	16,583
Total future minimum obligations	$54,011	$1

13. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income consisted of the following:

	Year Ended September 30,
	2014	2013	2012
Balance, beginning of period	$1,918	$1,542	$(563)
Foreign currency translation gain (loss) in
other comprehensive income	(293)	237	1,877
Actuarial (loss) gain on unfunded pension liability
net of tax of $(207), $48, and $145, respectively	(318)	139	228
Balance, end of period	$1,307	$1,918	$1,542

14. Related Party Transactions

MWI Co. holds a 50% membership interest in Feeders’ Advantage that is accounted for as an investment using the equity method. Sales of products to Feeders’ Advantage, which are at our cost, were $68,501,  $68,355 and $61,873 for the fiscal years ended September 30, 2014, 2013 and 2012, respectively. MWI Co. charged Feeders’ Advantage for certain operating and administrative services of $1,097,  $1,079 and $1,008 for the fiscal years ended September 30, 2014, 2013 and 2012, respectively. Our President and Chief Executive Officer and a member of our Board of  Directors are each members of the Board of Managers of Feeders’ Advantage.

MWI Co. allows Feeders’ Advantage to use its cash management system to finance its day-to-day operations. At any given time, the outstanding position used in the cash management system may be a receivable or payable depending on the cash activity.  A receivable balance bears interest at the prime rate. The interest due on the outstanding receivable is calculated and charged to Feeders’ Advantage on the last day of each month. Conversely, to the extent MWI Co. has a payable balance due to Feeders’ Advantage, the payable balance accrues interest in favor of Feeders’ Advantage at the average federal funds rates in effect for that month.  As of September 30, 2014 and 2013 MWI Co. had a payable balance to Feeders’ Advantage of $1,495 and $777, respectively.

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

Both portions of the plan allow for employer contributions. We match 50% of the employee’s contribution to the 401(k) portion of the plan up to 6% of the employee’s salary, at management’s discretion. Our matching contributions for the 401(k) portion of the plan were $2,451,  $2,122 and $1,871 for the fiscal years ended September 30, 2014, 2013 and 2012, respectively. Employee’s contributions are fully vested immediately while employer contributions vest over a five-year period.

Contributions to the profit sharing portion of the Plans are discretionary, ranging from 0% to 3%, and are approved by our Board of Directors. Total profit sharing expense for the fiscal years ended September 30, 2014, 2013 and 2012 were $2,203,  $1,997 and $1,847, respectively. Employer contributions are fully vested immediately.

Centaur sponsors a defined contribution plan for all other staff not participating in the defined benefit plan described below. The contributions made by the employer over the period are detailed below. Contributions are currently payable at a minimum of 3% up to a maximum of 6% of eligible pay if matched by employee.  The matching contribution for the plan was $278,  $257 and $250 for the fiscal years ended September 30, 2014, 2013 and 2012, respectively.

Centaur operates a defined benefit pension plan which provides benefits based on pensionable pay and is closed to future benefit accrual.

The fair value of plan assets, benefit obligation and funded status of the defined benefit plan as of September 30 is as follows:

	2014	2013	2012
Fair value of plan assets	$5,732	$5,242	$5,329
Benefit obligation	(7,574)	(6,667)	(7,228)
Unfunded pension liability	$(1,842)	$(1,425)	$(1,899)

The unfunded pension liability is recognized as other long-term liabilities in the Consolidated Balance Sheets.  Net periodic benefit expense for the fiscal year ended September 30 consisted of the following:

	2014	2013	2012
Interest cost	$234	$195	$219
Expected return on plan assets	(322)	(252)	(249)
Net periodic cost	(88)	(57)	(30)

Other changes recognized in other comprehensive income
Actuarial loss (gain)	666	(187)	(373)
Total recognized in net periodic benefit costs and
other comprehensive income	$578	$(244)	$(403)

Total loss (gain) recognized in other comprehensive income, net of tax	$318	$(139)	$(228)

The estimated net actuarial gain that will be amortized from accumulated other comprehensive income into net periodic benefit costs during fiscal year 2014 is not significant.  The following table provides the weighted-average actuarial assumptions:

	2014	2013
Assumptions used to determine benefit obligations
Discount rate	3.1%	3.6%
Rate of compensation increase (1)	N/A	N/A

	2014	2013	2012
Assumptions used to determine net periodic benefit cost
Discount rate	3.6%	3.0%	3.1%
Expected return on plan assets	6.0%	5.0%	5.2%
Rate of compensation increase (1)	N/A	N/A	N/A

(1) There is no assumed rate of compensation increase as there have been no current active members since April 2006.

The following table sets forth, by level within the fair value hierarchy, as discussed in Note 15, Fair Value of Financial Instruments, the assets of the plan, by major asset category, at fair value as of September 30:

	2014			2013
	Market	Asset	Fair Value	Market	Asset	Fair Value
Asset Class	Value	Allocation	Level	Value	Allocation	Level
Equities	$2,418	42%	2	$2,062	39%	2
Corporate bonds	822	14%	2	979	19%	2
Cash	152	3%	1	82	2%	1
Other assets	2,340	41%	2	2,119	40%	2
Total	$5,732	100%		$5,242	100%

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

As of September 30, 2014 and 2013, financial instruments include cash and cash equivalents, receivables and accounts payable, and the fair values approximate book values due to their short maturities.

Our revolving credit facilities in the United States and in the United Kingdom were amended in the recent past and are based on market conditions such as LIBOR.  Because these credit facilities include interest rates based on current market conditions (Level 1 inputs), we believe that the estimated fair value of our debt was materially the same as our carrying value.

17. Geographic Information

Revenues and long-lived assets by geographic region are as follows:

	2014	2013	2012
Revenues for the fiscal years ended September 30
United States	$2,651,818	$2,032,260	$1,776,414
International	329,220	315,225	298,732
Total	$2,981,038	$2,347,485	$2,075,146

Long-lived assets as of September 30
United States	$40,306	$32,881	$29,001
International	9,844	6,302	6,783
Total	$50,150	$39,183	$35,784

18. Quarterly Financial Data (Unaudited)

	Three-Months Ended
	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Year (1)
	(Dollars and shares in thousands, except per share data)
Fiscal Year 2014
Total revenues	$687,259	$721,272	$778,448	$794,059	$2,981,038
Gross profit	89,088	91,060	97,475	93,690	371,313
Operating income	30,206	27,431	31,329	28,793	117,760
Net income	18,439	16,776	19,365	17,382	71,962
Earnings per common share — basic	$1.45	$1.32	$1.52	$1.37	$5.66
Earnings per common share — diluted	$1.45	$1.32	$1.52	$1.36	$5.65
Weighted average common shares
outstanding:
Basic	12,707	12,712	12,718	12,722	12,715
Diluted	12,743	12,748	12,744	12,747	12,745
Fiscal Year 2013
Total revenues	$572,848	$563,114	$606,443	$605,080	$2,347,485
Gross profit	76,929	74,679	77,511	75,219	304,338
Operating income	27,077	24,238	26,534	22,473	100,323
Net income	16,751	15,100	16,781	14,217	62,849
Earnings per common share — basic	$1.32	$1.19	$1.32	$1.12	$4.96
Earnings per common share — diluted	$1.32	$1.19	$1.32	$1.12	$4.95
Weighted average common shares
outstanding:
Basic	12,665	12,674	12,679	12,683	12,675
Diluted	12,695	12,709	12,713	12,721	12,709

(1) The sums of the quarterly amounts may not agree to the year-to-date amount as a result of rounding.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.        Controls and Procedures.

Our management, including the Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a‑15(e) of the Securities Exchange Act of 1934) as of September 30, 2014. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our Company’s disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission‘s rules and forms.

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

In November 2013, the Company acquired substantially all of the assets of IVESCO Holdings, LLC (“IVESCO”), a value-added distributor of animal health and related products to veterinarians, food animal producers and dealers in the United States, and in September 2014, the Company acquired the outstanding share capital of VetSpace Limited and certain of its affiliates (collectively, “VetSpace”), a provider of practice management software to veterinary practices, principally in the United Kingdom.  For purposes of determining the effectiveness of our internal control over financial reporting as of September 30, 2014, and any change in our internal control over financial report for the fiscal fourth quarter of 2014, management has excluded the internal control over financial reporting of IVESCO and VetSpace from its evaluation of these matters. Our consolidated financial statements as of and for the year ended September 30, 2014, include approximately $62 million in assets (including intangibles and goodwill) or 6% of our total assets, and approximately $404 million of revenue or 14% of our total revenues, associated with IVESCO and VetSpace, combined.

Management assessed the effectiveness of the Company’s internal control over financial reporting excluding the recently completed acquisitions of IVESCO and VetSpace as of September 30, 2014. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework (1992),” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of September 30, 2014, internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MWI Veterinary Supply, Inc.
Boise, Idaho

We have audited the internal control over financial reporting of MWI Veterinary Supply, Inc. and subsidiaries (the "Company") as of September 30, 2014, based on Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting management excluded from its assessment the internal control over financial reporting at IVESCO Holdings, LLC (“IVESCO”), which was acquired on November 1, 2013 and VetSpace Limited and certain of its affiliates (collectively, “VetSpace”), which was acquired on September 2, 2014 whose combined financial statements constitute approximately 6% of total assets and 14% of revenues of the consolidated financial statement amounts as of and for the year ended September 30, 2014.  Accordingly, our audit did not include the internal control over financial reporting at IVESCO, or VetSpace. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30,2014, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 30, 2014 of the Company and our report dated November 26, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Boise, Idaho

November 26, 2014

Item 9B.Other Information.

None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance of the Registrant.

The information regarding directors and nominees for directors of the Company, including identification of the audit committee and audit committee financial expert, is presented under the headings “Corporate Governance—Committees of the Board of Directors,” and “Election of Directors—Nominees For Directors” in the Company’s definitive proxy statement for use in connection with the 2014 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days after the end of the Company’s fiscal year ended September 30, 2014. The information contained under these headings is incorporated herein by reference. Information regarding the executive officers of the Company is included in this Annual Report on Form 10‑K under Item 1 of Part I as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

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

Equity Compensation Plan Information

The following table provides information as of September 30, 2014 about the common stock that may be issued under all of our existing equity compensation plans, including the 2002 Stock Plan and 2005 Stock-Based Incentive Compensation Plans. Both of these plans have been approved by our stockholders.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	11,934	$ 17.49	757,588
Equity compensation plans not approved by security holders	—	—	—
Total	11,934	$ 17.49	757,588

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

PART IV

Item 15.Exhibits and Financial Statement Schedules.

(a)The following documents are filed as part of this report:

1)Consolidated Financial Statements: See Index to Consolidated Financial Statements at Item 8 on page 40 of this report.

2)Financial Statement Schedule: Schedule II—Consolidated Valuation and Qualifying Accounts

3)Exhibits are incorporated herein by reference or are filed with this report as set forth in the Index to Exhibits on pages 69 through 71 hereof

MWI VETERINARY SUPPLY, INC.
SCHEDULE II—CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
(Amounts in thousands)

	Balance at Beginning of Period	Charged (Credited) to Costs and Expense	Deductions/Write-offs	Balance at End of Period
Allowance for Doubtful Accounts:
Year ended September 30, 2012	$2,579	661	(494)	2,746
Year ended September 30, 2013	2,746	449	(734)	2,461
Year ended September 30, 2014	2,461	619	(134)	2,946

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
By: /s/ Mary Patricia B. Thompson
Mary Patricia B. Thompson
(Senior Vice President of Finance and Administration, Chief Financial Officer)
Date: November 26, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of November 26, 2014.

/s/ James F. Cleary, Jr.	/s/ Mary Patricia B. Thompson
James F. Cleary, Jr. Director, President and Chief Executive Officer (Principal Executive Officer)	Mary Patricia B. Thompson Senior Vice President of Finance and Administration, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ Keith E. Alessi	/s/ Bruce C. Bruckmann
Keith E. Alessi (Director)	Bruce C. Bruckmann (Director)
/s/ D. Mark Durcan	/s/ A. Craig Olson
D. Mark. Durcan (Director)	A. Craig Olson (Director)
/s/ Robert N. Rebholtz	/s/ William J. Robison
Robert N. Rebholtz (Director)	William J. Robison (Director)

Index to Exhibits

Filed with the Annual Report
on Form 10‑K for the
Year Ended September 30, 2014

Number	Description
2.1

Asset Purchase Agreement dated September 20, 2011 by and among MWI Veterinary Supply, Inc., MWI Veterinary Supply Co. and Micro Beef Technologies, Ltd., incorporated herein by reference to Exhibit 2.2 of the Company’s Annual Report on Form 10-K, filed November 28, 2011.

2.2

Asset Purchase Agreement dated August 28, 2013 by and among IVESCO Holdings LLC, AHN International LLC and MWI Veterinary Supply Co., incorporated herein by reference to Exhibit 2.2 of the Company’s Annual Report on Form 10-K, filed November 27, 2013.

3.1

Form of Amended and Restated Certificate of Incorporation of MWI Veterinary Supply, Inc., incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q, filed August 1, 2007.

3.2	Form of Amended and Restated Bylaws of MWI Veterinary Supply, Inc.
4.1	Form of MWI Veterinary Supply, Inc. common stock certificate, incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S‑1 (Reg No. 333‑124264).
4.2

Registration Rights Agreement dated as of June 18, 2002 by and between MWI Holdings, Inc., Bruckmann, Rosser, Sherrill & Co. II, L.P., Agri Beef Co. and the other parties thereto, incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S‑1 (Reg No. 333‑124264).

4.3

Executive Stock Agreement dated as of June 18, 2002 by and among MWI Veterinary Supply Co., MWI Holdings, Inc. and James Cleary, incorporated herein by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S‑1 (Reg No. 333‑124264).*

4.4

Executive Stock Agreement dated as of June 18, 2002 by and among MWI Veterinary Supply Co., MWI Holdings, Inc. and Jeff Danielson, incorporated herein by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S‑1 (Reg No. 333‑124264).*

4.5

Executive Stock Agreement dated as of June 18, 2002 by and among MWI Veterinary Supply Co., MWI Holdings, Inc. and Mary Pat Thompson, incorporated herein by reference to Exhibit 4.8 of the Company’s Registration Statement on Form S‑1 (Reg No. 333‑124264).*

4.6

Executive Stock Agreement dated as of June 18, 2002 by and among MWI Veterinary Supply Co., MWI Holdings, Inc. and John Ryan, incorporated herein by reference to Exhibit 4.11 of the Company’s Quarterly Report on Form 10-Q, filed February 6, 2014.*

4.7

First Amendment to Executive Stock Agreement dated as of May 6, 2005 by and among MWI Veterinary Supply, Inc., MWI Veterinary Supply Co. and James F. Cleary, Jr., incorporated herein by reference to Exhibit 4.9 of the Company’s Registration Statement on Form S‑1 (Reg No. 333‑124264).*

4.8

First Amendment to Executive Stock Agreement dated as of May 5, 2005 by and among MWI Veterinary Supply, Inc., MWI Veterinary Supply Co. and Jeffrey J. Danielson, incorporated herein by reference to Exhibit 4.10 of the Company’s Registration Statement on Form S‑1 (Reg No. 333‑124264).*

4.9

First Amendment to Executive Stock Agreement dated as of May 6, 2005 by and among MWI Veterinary Supply, Inc., MWI Veterinary Supply Co. and Mary Patricia B. Thompson, incorporated herein by reference to Exhibit 4.13 of the Company’s Registration Statement on Form S‑1 (Reg No. 333‑124264).*

4.10

First Amendment to Executive Stock Agreement dated as of May 5, 2005 by and among MWI Veterinary Supply, Inc., MWI Veterinary Supply Co. and John R. Ryan, incorporated herein by reference to Exhibit 4.12 of the Company’s Quarterly Report on Form 10-Q, filed February 5, 2014.*

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

10.3	Form of Option Letter, incorporated herein by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S‑1 (Reg No. 333‑124264).

Number	Description
10.4

Credit Agreement dated as of December 13, 2006 by and between MWI Veterinary Supply Co., as Borrower, MWI Veterinary Supply, Inc. and Memorial Pet Care, Inc. as Guarantors, Bank of America, N.A. and Wells Fargo Bank, N.A., as Lenders, incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q, filed February 5, 2007.

10.5	MWI Veterinary Supply, Inc. 2008 Employee Stock Purchase Plan, incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q, filed May 1, 2008.
10.6

License Agreement dated and effective July 1, 2008 between MWI Veterinary Supply Co. and American Animal Hospital Association, incorporated herein by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K, filed November 24, 2008. †

10.7

Sponsorship Letter Agreement dated June 30, 2008 between American Animal Hospital Association and MWI Veterinary Supply Co, incorporated herein by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K, filed November 24, 2008.

10.8

First Amendment to Credit Agreement dated February 8, 2010 by and among MWI Veterinary Supply, Inc., MWI Veterinary Supply Co., Memorial Pet Care, Inc., Bank of America, N.A. and Wells Fargo Bank, N.A., incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 12, 2010.

10.9

Second Amendment to Credit Agreement dated August 10, 2010 by and among MWI Veterinary Supply, Inc., MWI Veterinary Supply Co., Memorial Pet Care, Inc., Bank of America, N.A. and Wells Fargo Bank, N.A., incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 13, 2010.

10.10

Third Amendment to Credit Agreement dated November 1, 2011 by and among MWI Veterinary Supply, Inc., MWI Veterinary Supply Co., Memorial Pet Care, Inc., Bank of America, N.A. and Wells Fargo Bank, N.A., incorporated herein by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K, filed November 28, 2011.

10.11

Fourth Amendment to Credit Agreement dated March 15, 2013 by and among MWI Veterinary Supply, Inc., MWI Veterinary Supply Co., Memorial Pet Care, Inc., Bank of America, N.A. and Wells Fargo Bank, N.A., incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed March 20, 2013.

10.12

Fifth Amendment to Credit Agreement dated February 3, 2014 by and among MWI Veterinary Supply, Inc., MWI Veterinary Supply Co., Memorial Pet Care, Inc., Bank of America, N.A. and Wells Fargo Bank, N.A., incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed May 6, 2014.

10.13

Amended and Restated Credit Agreement by and among MWI Veterinary Supply, Inc., MWI Veterinary Supply Co., Memorial Pet Care, Inc., Bank of America, N.A. and Wells Fargo Bank, N.A. dated October 2, 2014.

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

10.16

First Amendment to the Sterling Revolving Credit Facility between Centaur Services Limited and Wells Fargo, N.A., London Branch dated March 15, 2013, incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed March 20, 2013.

10.17

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

10.20

Non-Disclosure and Non-Competition Agreement dated as of August 26, 2011 by and among MWI Veterinary Supply Co. and Kevin W. Price, incorporated herein by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K, filed November 28, 2011.*

Number	Description
10.21	MWI Veterinary Supply, Inc. Annual Incentive Bonus Plan, incorporated herein by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q, filed May 2, 2013.*
10.22

Non-Exclusive Distributor Agreement by and between MWI Veterinary Supply Co. and ABAXIS, Inc. effective as of January 1, 2013, incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K, filed November 27, 2012.

10.23

Letter Agreement by and between MWI Veterinary Supply Co. and ABAXIS, Inc. dated as of September 28, 2012, incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K, filed November 27, 2012. †

10.24

Non-Disclosure and Non-Competition Agreement dated as of September 12, 2011 by and among MWI Veterinary Supply Co. and Alden J. Sutherland, incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K, filed November 27, 2012.*

10.25

Non-Disclosure and Non-Competition Agreement dated as of October 7, 2013 by and among MWI Veterinary Supply Co. and Jeremy Ouchley, incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K, filed November 27, 2013.*

21.1	Subsidiaries of MWI Veterinary Supply, Inc.
23	Consent of Deloitte & Touche LLP
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial Statements in XBRL Format

*Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.

†Certain portions of the exhibit have been omitted pursuant to a confidential treatment request submitted to and approved by the SEC.