Form 10-Q
period 2014-12-31
MWI Veterinary Supply, Inc.
filed 2015-02-05
CIK 1323974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of January 30, 2015 was 12,913,187.

MWI VETERINARY SUPPLY, INC.

MWI VETERINARY SUPPLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Dollars and shares in thousands, except per share amounts
(unaudited)

	Three Months Ended December 31,
	2014	2013
Revenues:
Product sales	$772,931	$662,741
Product sales to related party	21,256	20,700
Commissions	4,353	3,818
Total revenues	798,540	687,259
Cost of product sales	698,832	598,171
Gross profit	99,708	89,088

Selling, general and administrative expenses	63,888	56,073
Depreciation and amortization	3,108	2,809
Operating income	32,712	30,206

Other income (expense):
Interest expense	(253)	(239)
Earnings of equity method investees	108	104
Other	33	197
Total other income (expense), net	(112)	62

Income before taxes	32,600	30,268
Income tax expense	(12,545)	(11,829)
Net income	$20,055	$18,439

Earnings per common share:
Basic	$1.57	$1.45
Diluted	$1.57	$1.45

Weighted average common shares outstanding:
Basic	12,750	12,707
Diluted	12,774	12,743

See notes to condensed consolidated financial statements

MWI VETERINARY SUPPLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in thousands (unaudited)

	Three Months Ended December 31,
	2014	2013
Net income	$20,055	$18,439
Other comprehensive income (loss)
Foreign currency translation	(4,236)	1,386
Total comprehensive income	$15,819	$19,825

See notes to condensed consolidated financial statements

MWI VETERINARY SUPPLY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars and shares in thousands, except per share amounts
(unaudited)

	December 31,	September 30,
	2014	2014
Assets

Current Assets:
Cash and cash equivalents	$2,361	$2,433
Receivables, net	375,687	398,990
Inventories	419,461	430,499
Prepaid expenses and other current assets	4,558	8,436
Deferred income taxes	4,281	2,812
Total current assets	806,348	843,170

Property and equipment, net	53,147	50,150
Goodwill	85,894	86,881
Intangibles, net	48,685	50,093
Other assets, net	11,998	11,622
Total assets	$1,006,072	$1,041,916

Liabilities and Stockholders’ Equity

Current Liabilities:
Credit facilities	$69,278	$78,200
Accounts payable	365,778	417,388
Accrued expenses and other current liabilities	36,148	28,792
Current portion of capital lease obligations	-	1
Total current liabilities	471,204	524,381

Deferred income taxes	12,921	12,602

Other long-term liabilities	2,058	2,562

Commitments and contingencies

Stockholders’ Equity
Common stock $0.01 par value, 40,000 authorized; 12,913 and
12,912 shares issued and outstanding, respectively	129	129
Additional paid in capital	154,858	153,159
Retained earnings	367,831	347,776
Accumulated other comprehensive (loss) income	(2,929)	1,307
Total stockholders’ equity	519,889	502,371
Total liabilities and stockholders’ equity	$1,006,072	$1,041,916

See notes to condensed consolidated financial statements

MWI VETERINARY SUPPLY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
	Three Months Ended December 31,
	2014	2013
Cash Flows From Operating Activities:
Net income	$20,055	$18,439
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,112	2,814
Amortization of debt issuance costs	15	10
Stock-based compensation	1,442	1,105
Deferred income taxes	(1,179)	(496)
Earnings of equity method investees	(108)	(104)
Excess tax benefit of exercise of common stock options
and restricted stock vesting	(39)	(65)
Gain on disposal of property and equipment	(68)	(41)
Other	-	(15)
Changes in operating assets and liabilities (net of effects of business acquisitions):
Receivables	20,776	30,530
Inventories	13,086	(12,137)
Prepaid expenses and other current assets	2,339	1,306
Accounts payable	(52,191)	(61,112)
Accrued expenses	7,405	9,093
Net cash provided by/(used in) operating activities	14,645	(10,673)
Cash Flows From Investing Activities:
Business acquisitions, net of cash acquired in fiscal year 2014 of $1,387	-	(77,360)
Purchases of property and equipment	(5,682)	(3,468)
Proceeds from sales of property and equipment	507	82
Other	(406)	(60)
Net cash used in investing activities	(5,581)	(80,806)
Cash Flows From Financing Activities:
Borrowings on credit facilities	226,296	255,934
Payments on credit facilities	(235,165)	(165,228)
Proceeds from issuance of common stock	235	190
Proceeds from exercise of common stock options	4	9
Excess tax benefit of exercise of common stock options
and restricted stock vesting	39	65
Tax withholdings on net settlements of share-based awards	(74)	(54)
Other	-	(41)
Net cash (used in)/provided by financing activities	(8,665)	90,875

Effect of exchange rate on Cash and Cash Equivalents	(471)	154

Net Decrease in Cash and Cash Equivalents	(72)	(450)
Cash and Cash Equivalents at Beginning of Period	2,433	953
Cash and Cash Equivalents at End of Period	$2,361	$503

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

In the opinion of our management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly, in all material respects, our results for the periods presented. These condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our 2014 Annual Report on Form 10-K filed with the SEC on November 26, 2014.  The results of operations for the three months ended December 31, 2014 are not necessarily indicative of results to be expected for the entire fiscal year.

Our unaudited condensed consolidated balance sheet as of September 30, 2014 has been derived from the audited consolidated balance sheet as of that date.

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

Revenue Recognition

We sell products we source from vendors to our customers through either a “buy/sell” transaction or an agency relationship with our vendors. In a “buy/sell” transaction, we purchase or take inventory of products from the vendor. When a customer places an order with us, we pick, pack, ship and invoice the customer for the order. We recognize revenue from “buy/sell” transactions as product sales when the product is delivered to the customer. We accept product returns from our customers. We estimate returns based on historical experience and recognize these estimated returns as a reduction of product sales. Product returns have historically not been significant to our financial statements. We record revenues net of sales tax.  In an agency relationship, we generally do not purchase and take inventory of products from vendors. We receive an order from a customer, then transmit the order to the vendor, who picks, packs and ships the order to the customer. In some cases, the vendor invoices and collects payment from the customer, while in other cases we invoice and collect payment from the customer on behalf of the vendor. We receive a commission payment for soliciting the order from the customer and for providing other customer service activities. Commissions are recognized when the services upon which the commissions are based are complete. Gross billings from agency contracts were $73,050 and $67,514 for the three months ended December 31, 2014 and 2013, respectively, and generated commission revenue of $4,353 and $3,818, respectively.

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

Concentrations of Risk

Our financial instruments that are exposed to concentrations of credit risk consist primarily of our receivables. Our customers are geographically dispersed throughout the United States and United Kingdom. In the United Kingdom, we rely on a smaller number of relatively larger customers than does our business in the United States.  Our customers in the United Kingdom accounted for an aggregate of 11.7% and 12.3% of our consolidated accounts receivable balance as of December 31, 2014 and September 30, 2014, respectively. We routinely assess the financial strength of our customers and review their credit history before extending credit. In addition, we establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

NOTE 3 — BUSINESS ACQUISITIONS

On November 1, 2013, MWI Co. purchased substantially all of the assets of IVESCO Holdings, LLC (“IVESCO”) for a net purchase price of $79,633, after giving effect to post-closing adjustments. The cash purchase price was funded with borrowings by the Company under its existing Credit Agreement (as defined herein). IVESCO engaged in the distribution and sale of animal health and related products and service, logistics and technical support relating to such distribution and sale of animal health and related products.  The intangible assets acquired in the acquisition include trade name and customer relationships.  The intangible asset representing customer relationships acquired in the acquisition has an estimated useful life of 9 years.  The amount recorded in goodwill is expected to be deductible for tax purposes over 15 years. The fair values assigned to the tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques

On September 2, 2014, MWI Co. purchased all of the outstanding share capital of VetSpace Limited and certain of its affiliates (collectively, VetSpace) for a net purchase price of $25,013.  This transaction is subject to a final post-closing working capital adjustment.  The cash purchase price was funded with borrowings by the Company under its Credit Agreement.  VetSpace is a provider of practice management software to veterinary practices, principally in the United Kingdom.  The intangible assets acquired in the acquisition include trade name and customer relationships, which have useful lives ranging from 10 to 20 years.  The amount recorded in goodwill will not be deductible for tax purposes.  The fair values assigned to the tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of each acquisition. The fair values for VetSpace may be adjusted during the measurement period as defined in Accounting Standards Codification (“ASC”) 805. These purchase price allocations are based on a combination of valuations and analyses.

	VetSpace	IVESCO
Cash	$1,162	$1,387
Receivables	1,721	77,245
Inventories	66	65,033
Other current assets	126	335
Property and equipment	2,983	4,813
Other assets	31	1,102
Goodwill	14,790	1,322
Intangibles	9,005	3,850
Total assets acquired	29,884	155,087

Accounts payable	989	73,875
Accrued expenses	3,882	1,579
Total liabilities assumed	4,871	75,454

Net assets acquired	$25,013	$79,633

Revenues and earnings of VetSpace that are included in our condensed consolidated statements of income during the quarter ended December 31, 2014 are not presented separately as they are not material.

The following table presents information for IVESCO that is included in our condensed consolidated statements of income from the acquisition date of November 1, 2013 through the end of the quarter ended December 31, 2013. Due to the commencement of the integration of IVESCO, it is impracticable to separately present the revenues and earnings of IVESCO that are included in our consolidated statements of income for the quarter ended December 31, 2014.

IVESCO’s operations included in MWI’s results
Three months ended December 31, 2013
Revenues	$75,101
Net Income	$430

The following table presents supplemental pro forma information as if the acquisition of substantially all of the assets of IVESCO had occurred on October 1, 2013 for the three months ended December 31, 2013 (pro forma information is not presented for VetSpace as it is not material):

Unaudited Pro Forma Consolidated Results

Three Months Ended December 31,
2013
Revenues	$737,251
Net Income	$18,440
Earnings per common share - diluted	$1.45

The unaudited pro forma consolidated results are not necessarily indicative of what our consolidated results of operations would have been had we completed the acquisition on October 1, 2013.  Additionally, the unaudited pro forma consolidated results do not purport to project the future results of operations of the combined company.

NOTE 4 — RECEIVABLES

	December 31,	September 30,
	2014	2014
Trade	$333,434	$358,757
Vendor rebates and programs	45,144	43,179
	378,578	401,936
Allowance for doubtful accounts	(2,891)	(2,946)
	$375,687	$398,990

NOTE 5 — PROPERTY AND EQUIPMENT

	December 31,	September 30,
	2014	2014
Land	$1,971	$2,023
Building and leasehold improvements	16,866	17,351
Machinery, furniture and equipment	46,021	44,877
Computer equipment	17,562	17,374
Construction in progress	8,709	5,641
	91,129	87,266
Accumulated depreciation	(37,982)	(37,116)
	$53,147	$50,150

Depreciation expense was $2,206 and $1,974 for the three months ended December 31, 2014 and 2013, respectively.

NOTE 6 — GOODWILL AND INTANGIBLES

The changes in the carrying value of goodwill are as follows:

Goodwill as of September 30, 2014	$86,881
Acquisition activity	-
Foreign currency translation	(987)
Goodwill as of December 31, 2014	$85,894

Balances of intangibles are as follows:

	Estimated
	Useful Lives	December 31, 2014
Amortizing:		Cost	Accumulated Amortization	Net
Customer relationships	9 - 20 years	$44,605	$(11,435)	$33,170
Covenants not to compete	1 - 5 years	372	(177)	195
Technology	11 years	6,480	(1,695)	4,785
Other	2 - 10 years	1,615	(1,100)	515
		53,072	(14,407)	38,665
Non-Amortizing:
Trade names and patents		10,020	-	10,020
		$63,092	$(14,407)	$48,685

	Estimated
	Useful Lives	September 30, 2014
Amortizing:		Cost	Accumulated Amortization	Net
Customer relationships	9 - 20 years	$45,860	$(10,899)	$34,961
Covenants not to compete	1 - 5 years	372	(163)	209
Technology	11 years	5,830	(1,546)	4,284
Other	2 - 10 years	1,627	(1,072)	555
		53,689	(13,680)	40,009
Non-Amortizing:
Trade names and patents		10,084	-	10,084
		$63,773	$(13,680)	$50,093

Amortization expense was $906 and $840 for the three months ended December 31, 2014 and 2013, respectively.

Estimated future annual amortization expense related to intangible assets as of December 31, 2014 is as follows:

Amount
Remainder of 2015	$2,534
2016	3,316
2017	3,239
2018	3,214
2019	3,043
Thereafter	23,319
$38,665

NOTE 7 — DEBT

The following table presents the outstanding debt and capital lease obligations as of December 31, 2014 and September 30, 2014:

	December 31,	September 30,
	2014	2014
Revolving credit facility, 1.50% interest as of December 31, 2014	$68,500	$78,200
Sterling revolving credit facility, 1.40% interest as of December 31, 2014	778	-
Capital lease obligations	-	1
Total debt and capital lease obligations	69,278	78,201
Total debt and capital lease obligations included in current liabilities	$69,278	$78,201

Revolving Credit Facility — MWI Co. as borrower, is party to an Amended and Restated Credit Agreement dated October 2, 2014 (the “Credit Agreement”), by and among MWI Co., MWI, and Memorial Pet Care, Inc. (“Memorial”) and Bank of America, N.A. and Wells Fargo Bank, N.A. as lenders (collectively, the “Lenders”).  The Credit Agreement allows for an aggregate revolving commitment of the Lenders of $230,000 and includes a $45,000 sublimit for borrowings in alternative currencies.  The Credit Agreement has a maturity date of October 2, 2019.  Under the Credit Agreement, the margin on variable interest rate borrowings ranges from 0.95% to 1.50%.  The commitment fee under the Credit Agreement ranges from 0.15% to 0.25% depending on the funded debt to EBITDA ratio.  The variable interest rate on borrowings in dollars, euros or British pounds is equal to the Daily LIBOR Floating Rate or the LIBOR 1-month, 2-month, 3-month or 6-month fixed rate (at MWI Co.’s option) plus the margin.  The Credit Agreement contains financial covenants, including an interest charge coverage ratio and a funded debt to EBITDA ratio.  We were in compliance with all of the financial covenants as of December 31, 2014 and September 30, 2014.

Sterling Revolving Credit Facility— On March 15, 2013, Centaur Services Limited (“Centaur”) entered into a First Amendment (the “Amendment”) to the unsecured revolving line of credit facility (the “Sterling Revolving Credit Facility”) dated November 5, 2010 with Wells Fargo Bank, N.A. London Branch.  The Amendment increases the maximum loan amount of the Sterling Revolving Credit Facility to £20,000, an increase of £7,500, and extends the term of the facility to November 1, 2016. Interest is based on LIBOR for the applicable interest period plus an applicable margin of 0.95% to 1.50%, and the commitment fee ranges from 0.15% to 0.25%, depending on our funded debt to EBITDA ratio.  The facility contains a financial covenant requiring Centaur to maintain a minimum tangible net worth of £5,000.  As of December 31, 2014 and September 30, 2014, Centaur was in compliance with the covenant.

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

As of December 31, 2014 and September 30, 2014, financial instruments include cash and cash equivalents, receivables and accounts payable, and the fair values approximate book values due to their short maturities.

Our revolving credit facilities in the United States and in the United Kingdom were amended in the recent past and are based on market conditions such as LIBOR.  Because these credit facilities include interest rates based on current market conditions (Level 1 inputs), we believe that the estimated fair value of our debt approximated carrying value.

NOTE 9 — COMMON STOCK AND STOCK-BASED AWARDS

We have a 2005 Stock-Based Award and Incentive Compensation Plan (the “2005 Plan”), under which we may offer shares of our common stock and grant options to purchase shares of our common stock to selected employees and non-employee directors. The purpose of the 2005 Plan is to promote our long-term financial success by attracting, retaining and rewarding eligible participants. As of December 31, 2014 and September 30, 2014, we had 758,104 and 757,588 shares, respectively, of our common stock available for issuance under the 2005 Plan. As of December 31, 2014, 11,727 options to purchase common stock were outstanding with a weighted average exercise price of $17.50 per share and expiring through September 2015.

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

We did not grant common stock options during each of the three months ended December 31, 2014 and 2013.  During the three months ended December 31, 2014 and 2013, we issued 450 and 3,750 shares, respectively, of restricted stock under the 2005 Plan.  During the three months ended December 31, 2014 and 2013, we recognized $1,442 and $1,105 of compensation expense related to stock grants, respectively.

We also have an employee stock purchase plan (“ESPP”) that allows substantially all employees to purchase shares of our common stock at 95% of the fair market value on the date of purchase.  The purchase date is the last trading date of the purchase periods, which begin in March, June, September and December.  Employees accumulate amounts through payroll deductions during the purchase period of between 1% and 10% but no more than $20 annually.  An employee is allowed to purchase a maximum of 200 shares per purchase period.  During the three months ended December 31, 2014 and 2013, we issued 1,511  and 1,097 shares, respectively, of our common stock under the ESPP.

NOTE 10 — INCOME TAXES

Our effective tax rate for the three months ended December 31, 2014 and 2013 was 38.5% and 39.1%, respectively.  The decrease was primarily attributable to a reduction in nondeductible expenses as well as an increase in pre-tax income both in the US and internationally.

With few exceptions, we are no longer subject to income tax examination for years before 2010 in the U.S. and significant state and local jurisdictions.  We are no longer subject to income tax examination for years before 2012 in significant foreign jurisdictions.

NOTE 11 — COMPUTATION OF EARNINGS PER SHARE (In thousands, except per share data)

	Three Months Ended December 31,
	2014		2013
	Basic	Diluted	Basic	Diluted
Net income	$20,055	$20,055	$18,439	$18,439

Weighted average common shares outstanding	12,750	12,750	12,707	12,707
Effect of dilutive securities
Stock options and restricted stock		24		36

Weighted average diluted shares outstanding		12,774		12,743
Earnings per share	$1.57	$1.57	$1.45	$1.45

Anti-dilutive shares excluded from calculation		-		-

NOTE 12 — ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income, comprised entirely of foreign currency translation adjustments, consisted of the following:

	Three Months Ended December 31,
	2014	2013
Balance, beginning of period	$1,307	$1,918
Foreign currency translation (loss) gain in
other comprehensive income	(4,236)	1,386
Balance, end of period	$(2,929)	$3,304

NOTE 13 — RELATED PARTIES

MWI Co. holds a 50.0% membership interest in Feeders’ Advantage LLC (“Feeders’ Advantage”).  MWI Co. charged Feeders’ Advantage for certain operating and administrative services in the amounts of $342 and $326 for the three months ended December 31, 2014 and 2013, respectively. Sales of products to Feeders’ Advantage were $21,256 and $20,700 for the three months ended December 31, 2014 and 2013, respectively, which represented 3% of total product sales for each of the three-month periods.

MWI Co. allows Feeders’ Advantage to use its cash management system to finance its day-to-day operations. At any given time, the outstanding position used in the cash management system may be a receivable or payable depending on the cash activity.  A receivable balance bears interest at the prime rate. The interest due on the outstanding receivable is calculated and charged to Feeders’ Advantage on the last day of each month. Conversely, to the extent MWI Co. has a payable balance due to Feeders’ Advantage, the payable balance accrues interest in favor of Feeders’ Advantage at the average federal funds rates in effect for that month.  MWI Co. had a payable balance to Feeders’ Advantage of $2,368 and $1,495 as of December 31, 2014 and September 30, 2014, respectively.

NOTE 14 — STATEMENTS OF CASH FLOWS – SUPPLEMENTAL AND NON-CASH DISCLOSURES

	Three Months Ended December 31,
	2014	2013
Supplemental Disclosures
Cash paid for interest	$224	$212
Cash paid for income taxes	558	704
Non-cash Activities
Property and equipment acquisitions financed with accounts payable	672	459

NOTE 15 — COMMITMENTS AND CONTINGENCIES

From time to time, in the normal course of business, we may become a party to legal proceedings that may have an adverse effect on our financial position, results of operations and cash flow.  Except as set forth below, at December 31, 2014, we were not a party to any material pending legal proceedings and were not aware of any claims that individually or in the aggregate could have a material adverse effect on our financial position, results of operations or cash flows.

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

NOTE 16 — SUBSEQUENT EVENT

On January 11, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AmerisourceBergen Corporation, a Delaware corporation (“AmerisourceBergen”), and Roscoe Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of AmerisourceBergen (“Merger Sub” or “Purchaser”).

Pursuant to the Merger Agreement, and upon the terms and subject to the conditions described therein, Merger Sub commenced a cash tender offer (the “Offer”), on January 26, 2015, for all of the Company’s outstanding shares of common stock, par value $0.01 per share (the “Shares”), at a purchase price of $190.00 per Share, net to the seller in cash, without interest, less any applicable withholding taxes. The Offer is initially scheduled to expire at 11:59 p.m., New York City time, on February 23, 2015, subject to extension in certain circumstances as required or permitted by the Merger Agreement, the SEC or applicable law.

The obligation of Merger Sub to consummate the Offer is subject to the condition that there be validly tendered into the Offer, and not validly withdrawn prior to the expiration of the Offer, a number of Shares (excluding Shares tendered pursuant to guaranteed delivery procedures that have not yet been delivered in settlement or satisfaction of such guarantee) that, together with the Shares owned by AmerisourceBergen and Purchaser (if any), represents at least a majority of the total number of then outstanding Shares determined on a fully-diluted basis as of the expiration of the Offer. The consummation of the Offer is also subject to the satisfaction of other customary closing conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The consummation of the Offer is not subject to any financing condition.

As soon as practicable following the completion of the Offer and subject to the satisfaction or waiver of the remaining conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a wholly-owned subsidiary of AmerisourceBergen, pursuant to Section 251(h) of the Delaware General Corporation Law (the “DGCL”), with no stockholder vote required to consummate the Merger.

On February 3, 2015, Winners Circle Investment Club filed a purported stockholder class action against the Company, AmerisourceBergen, Purchaser and the Company’s Board in the Court of Chancery of the State of Delaware.  The case is captioned Winners Circle Investment Club v. MWI Veterinary Supply, Inc. et al., No. 10608.  Winners Circle Investment Club’s lawsuit alleges that the Company’s Board breached its fiduciary duties in evaluating, negotiating, and approving the transactions contemplated by the Merger Agreement and by causing the dissemination of purportedly materially misleading information about such transactions.  Winners Circle Investment Club also alleges that the Company, AmerisourceBergen and Purchaser aided and abetted those breaches of fiduciary duties.  Winners Circle Investment Club seeks to enjoin or rescind such transactions and requests attorneys’ fees and damages in an unspecified amount.  The defendants believe these claims are without merit.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MWI Veterinary Supply, Inc.

Boise, Idaho

We have reviewed the accompanying condensed consolidated balance sheet of MWI Veterinary Supply, Inc. and subsidiaries (the "Company") as of December 31, 2014, and the related condensed consolidated statements of income, comprehensive income, and cash flows for the three-month periods ended December 31, 2014 and 2013. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of MWI Veterinary Supply, Inc. and subsidiaries as of September 30, 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated November 26, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2014 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Boise, Idaho

February 5, 2015

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

We generally extend some level of credit to our customers without requiring collateral, which exposes us to credit risk.  If our customers’ cash flow or operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain other sources of credit, they may not be able to pay or may delay payment to us, or in some cases may return products to us. In the United Kingdom, we rely on a smaller number of relatively larger customers than does our business in the United States.  These customers in the aggregate accounted for 11.7% and 12.3% of our consolidated accounts receivable balance as of December 31, 2014 and September 30, 2014, respectively.  We continually assess our customers’ ability to pay us and adjust our allowance for doubtful accounts, as necessary.

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

Some of our current and future vendors may decide to compete with us in the future by pursuing or increasing their efforts in direct marketing and sales of their products. These vendors could sell their products at lower prices and maintain a higher gross margin on their product sales than we can. In this event, veterinarians or animal owners may elect to purchase animal health products directly from these vendors.  Vendors may also elect to discontinue sales through distributors, including us, for some or all of their products.  For example, in July 2014, we received notice that IDEXX Laboratories is moving to a fully direct sales and distribution model, and as a result, ended its companion animal diagnostic products distribution agreement with us, effective December 31, 2014.  Other vendors may move between direct marketing and distribution in the future.

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

Vendor Consolidation

Our ten largest vendors supplied products that accounted for approximately 70% and 69% of our revenues during the three months ended December 31, 2014 and 2013, respectively, and 67% of our revenues for the fiscal year ended September 30, 2014.  Zoetis supplied products that accounted for approximately 24% and 22% of our revenues during the three months ended December 31, 2014 and 2013, respectively, and 20% of our revenues for our fiscal year ended September 30, 2014.  Of the Zoetis supplied products, production animal products under a livestock agreement accounted for approximately 13% and 11% of our revenues for the three months ended December 31, 2014 and 2013, respectively, and approximately 10% of our revenues for our fiscal year ended September 30, 2014.  Merck (formerly known as Intervet/Schering-Plough), supplied products that accounted for approximately 13% and 10% of our revenues during the three months ended December 31, 2014 and 2013, respectively, and 11% of our revenues for our fiscal year ended September 30, 2014.  Elanco, the animal health division of Eli Lilly and Company, supplied products that accounted for approximately 8% and 11% of our revenues during the three months ended December 31, 2014 and 2013, respectively and 10% of our revenues for our fiscal year ended September 30, 2014. Merial, the animal health division of Sanofi, supplies the majority of their products to us under an agency relationship.  Commission revenue generated from Merial products accounted for approximately 35% and 26% of total commission revenues during the three months ended December 31, 2014 and 2013, respectively, and 47% of total commission revenues for our fiscal year ended September 30, 2014.

For more information on our business, see our Annual Report on Form 10-K filed with the SEC on November 26, 2014.

Recent Developments

On January 11, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AmerisourceBergen Corporation, a Delaware corporation (“AmerisourceBergen”), and Roscoe Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of AmerisourceBergen (“Merger Sub” or “Purchaser”).

Pursuant to the Merger Agreement, and upon the terms and subject to the conditions described therein, Merger Sub commenced a cash tender offer (the “Offer”), on January 26, 2015, for all of the Company’s outstanding shares of common stock, par value $0.01 per share (the “Shares”), at a purchase price of $190.00 per Share, net to the seller in cash, without interest, less any applicable withholding taxes. The Offer is initially scheduled to expire at 11:59 p.m., New York City time, on February 23, 2015, subject to extension in certain circumstances as required or permitted by the Merger Agreement, the SEC or applicable law.

The obligation of Merger Sub to consummate the Offer is subject to the condition that there be validly tendered into the Offer, and not validly withdrawn prior to the expiration of the Offer, a number of Shares (excluding Shares tendered pursuant to guaranteed delivery procedures that have not yet been delivered in settlement or satisfaction of such guarantee) that, together with the Shares owned by AmerisourceBergen and Purchaser (if any), represents at least a majority of the total number of then outstanding Shares determined on a fully-diluted basis as of the expiration of the Offer. The consummation of the Offer is also subject to the satisfaction of other customary closing conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The consummation of the Offer is not subject to any financing condition.

As soon as practicable following the completion of the Offer and subject to the satisfaction or waiver of the remaining conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a wholly-owned subsidiary of AmerisourceBergen, pursuant to Section 251(h) of the Delaware General Corporation Law (the “DGCL”), with no stockholder vote required to consummate the Merger.

On February 3, 2015, Winners Circle Investment Club filed a purported stockholder class action against the Company, AmerisourceBergen, Purchaser and the Company’s Board in the Court of Chancery of the State of Delaware.  The case is captioned Winners Circle Investment Club v. MWI Veterinary Supply, Inc. et al., No. 10608.  Winners Circle Investment Club’s lawsuit alleges that the Company’s Board breached its fiduciary duties in evaluating, negotiating, and approving the transactions contemplated by the Merger Agreement and by causing the dissemination of purportedly materially misleading information about such transactions.  Winners Circle Investment Club also alleges that the Company, AmerisourceBergen and Purchaser aided and abetted those breaches of fiduciary duties.  Winners Circle Investment Club seeks to enjoin or rescind such transactions and requests attorneys’ fees and damages in an unspecified amount.  The defendants believe these claims are without merit.

Results of Operations

The following table summarizes our results of operations for the three months ended December 31, 2014 and 2013, in dollars and as a percentage of total revenues.

	Three Months Ended December 31,
	2014	%	2013	%
Revenues:
Product sales	$772,931	96.8%	$662,741	96.4%
Product sales to related party	21,256	2.7%	20,700	3.0%
Commissions	4,353	0.5%	3,818	0.6%
Total revenues	798,540	100.0%	687,259	100.0%

Cost of product sales	698,832	87.5%	598,171	87.0%
Gross profit	99,708	12.5%	89,088	13.0%

SG&A expenses	63,888	8.0%	56,073	8.2%
Depreciation and amortization	3,108	0.4%	2,809	0.4%
Operating income	32,712	4.1%	30,206	4.4%

Other income (expense):
Interest expense	(253)	-%	(239)	-%
Earnings of equity method investees	108	-%	104	-%
Other	33	-%	197	-%
Total other income (expense)	(112)	-%	62	-%

Income before taxes	32,600	4.1%	30,268	4.4%
Income tax expense	(12,545)	(1.6)%	(11,829)	(1.7)%
Net income	$20,055	2.5%	$18,439	2.7%

Earnings per common share:
Basic	$1.57		$1.45
Diluted	$1.57		$1.45

Weighted average common shares outstanding (in thousands):
Basic	12,750		12,707
Diluted	12,774		12,743

Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013

Total Revenues.  Total revenues increased 16.2% to $798,540 for the three months ended December 31, 2014, from $687,259 for the three months ended December 31, 2013. Revenue growth in the United States was 17.7% for the three months ended December 31, 2014, compared to the same period in the prior fiscal year, due to organic revenue growth and an additional month of ownership of IVESCO.  Revenues in the United Kingdom increased 4.3% from the same period in the prior fiscal year, as a result of a 4.4% organic increase, and a 2.1% increase related to the acquisition of VetSpace.  These increases were offset, in part, by a 2.2% decrease related to foreign currency translation.

Product sales to related party increased by 2.7% to $21,256 for the three months ended December 31, 2014, from $20,700 for the three months ended December 31, 2013.  Commissions increased 14.0% to $4,353 for the three months ended December 31, 2014, from $3,818 for the three months ended December 31, 2013.  Gross agency billings increased to $73,050 from $67,514 for the three months ended December 31, 2014 and 2013, respectively.

Gross Profit.  Gross profit increased by 11.9% to $99,708 for the three months ended December 31, 2014, from $89,088 for the three months ended December 31, 2013.  Gross profit as a percentage of total revenues decreased to 12.5% for the three months ended December 31, 2014 from 13.0% for the three months ended December 31, 2013.  Product margin as a percentage of total revenues decreased primarily due to an expected reduction in a large manufacturer’s rebate.  We achieved very strong rebate goals with this manufacturer during the quarter ended December 31, 2013, and those goals were more difficult to achieve during the quarter ended December 31, 2014 as a result of the entry of competitive products into the marketplace.  Vendor rebates for the three months ended December 31, 2014 decreased by approximately $2,471 compared to the three months ended December 31, 2013.

Selling, General and Administrative (“SG&A”).  SG&A expenses increased 13.9% to $63,888 for the three months ended December 31, 2014, from $56,073 for the three months ended December 31, 2013.  The increase in SG&A expenses was partially due to an additional month of ownership of IVESCO compared to the prior year. SG&A expenses as a percentage of total revenues were 8.0% for the three months ended December 31, 2014 compared to 8.2% for the three months ended December 31, 2013.

Depreciation and Amortization.  Depreciation and amortization increased 10.6% to $3,108 for the three months ended December 31, 2014, from $2,809 for the three months ended December 31, 2013.  The increase was primarily due to the assets acquired from VetSpace.

Income Tax Expense.  Our effective tax rate for the three months ended December 31, 2014 and 2013 was 38.5% and 39.1%, respectively.  The decrease was primarily attributable to a reduction in nondeductible expenses as well as an increase in pre-tax income both in the US and internationally

Critical Accounting Policies

The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  The accompanying condensed consolidated financial statements are prepared using the same critical accounting policies discussed in our Annual Report on Form 10-K filed with the SEC on November 26, 2014.

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

We generally extend some level of credit to our customers without requiring collateral, which exposes us to credit risk. If customers’ cash flow or operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain other sources of credit, they may not be able to pay or may delay payment to us, or in some cases may return products to us.  Any inability of current and/or potential customers to pay us for our products and/or services due to their deteriorating financial condition or otherwise may adversely affect our results of operations and financial condition. Volatility in commodity prices, such as milk, grains, livestock and poultry, and deteriorating economic conditions can have a significant impact on the financial results of our customers. In the United Kingdom, we rely on a smaller number of relatively larger customers than does our business in the United States.  Our customers in the United Kingdom accounted for an aggregate of 11.7% and 12.3% of our consolidated accounts receivable balance as of December 31, 2014 and September 30, 2014, respectively. We routinely assess the financial strength of our customers and review their credit history before extending credit.

Capital Resources.  MWI Co. as borrower, is party to the Credit Agreement, by and among MWI Co., MWI, and Memorial and the Lenders.  The Credit Agreement allows for an aggregate revolving commitment of the Lenders of $230,000 and includes a $45,000 sublimit for borrowings in alternative currencies.  The Credit Agreement has a maturity date of October 2, 2019.  Under the Credit Agreement, the margin on variable interest rate borrowings ranges from 0.95% to 1.50%.  The commitment fee under the Credit Agreement ranges from 0.15% to 0.25% depending on the funded debt to EBITDA ratio.  The variable interest rate on borrowings in dollars, euros or British pounds is equal to the Daily LIBOR Floating Rate or the LIBOR 1-month, 2-month, 3-month or 6-month fixed rate (at MWI Co.’s option) plus the margin.  The Credit Agreement contains financial covenants, including an interest charge coverage ratio and a funded debt to EBITDA ratio.  We were in compliance with all of the financial covenants as of December 31, 2014 and September 30, 2014.

On March 15, 2013, Centaur entered into the Amendment to the Sterling Revolving Credit Facility dated November 5, 2010 with Wells Fargo Bank, N.A. London Branch.  The Amendment increases the maximum loan amount of the Sterling Revolving Credit Facility to £20,000, an increase of £7,500, and extends the term of the facility to November 1, 2016. Interest is based on LIBOR for the applicable interest period plus an applicable margin of 0.95% to 1.50%, and the commitment fee ranges from 0.15% to 0.25%, depending on our funded debt to EBITDA ratio.  The facility contains a financial covenant requiring Centaur to maintain a minimum tangible net worth of £5,000.  As of December 31, 2014 and September 30, 2014, Centaur was in compliance with the covenant.

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

MWI Co. guarantees the obligations of Centaur under the Sterling Revolving Credit Facility and the Overdraft Facility.

Operating Activities.  For the three months ended December 31, 2014, cash provided by operations was $14,645 and was primarily attributable to net income of $20,055.  The increase in net income is a result of the factors discussed above in “Results of Operations”.  Changes in working capital used cash of $8,585.  The decrease in receivables was primarily due to the collection of receivables with extended payment terms, which came due during the quarter. The decrease in inventories and accounts payable was primarily due to the timing of purchases and payments for strategic inventory purchases.

Investing Activities.  For the three months ended December 31, 2014, net cash used in investing activities was $5,581, primarily related to capital expenditures for our new Greensboro, North Carolina and Amarillo, Texas distribution centers, as well as equipment and technology purchases.

Financing Activities.  For the three months ended December 31, 2014, net cash used in financing activities was $8,665, which was primarily due to net payments of $8,869 on our revolving credit facilities.  Our revolving credit facilities are used to fund strategic acquisitions, capital expenditures and meet our working capital requirements.

Contractual Obligations and Guarantees

      For information on our contractual obligations and guarantees, see our Annual Report on Form 10-K filed on November 26, 2014 with the SEC.

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

We are exposed to foreign currency risk due to our U.K. subsidiaries.  A hypothetical 10% change in the value of the U.S. dollar in relation to the British Pound, which is the Company’s most significant foreign currency exposure, would have changed net sales for the three months ended December 31, 2014 by approximately $8,000. This amount is not indicative of the hypothetical net earnings impact due to the partially offsetting impact of the currency exchange movements on cost of sales and operating expenses.

The interest payable on our revolving credit facilities is based on variable interest rates and is affected by changes in market interest rates. The outstanding balance on the revolving credit facility in the United States as of December 31, 2014 was $68,500.  The outstanding balance on the revolving credit facilities in the United Kingdom as of December 31, 2014 was $778.  If there had been a combined balance on the revolving credit facilities  of $277,000, which is the approximate maximum available amount on the facilities based on the foreign currency rates as of December 31, 2014, a change of 10% from the interest rates as of December 31, 2014 would have changed interest by $409 for the three months ended December 31, 2014.

Item 4.  Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of December 31, 2014.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Forward-looking statements are only predictions and are not guarantees of our performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results that differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

•

uncertainties related to the acquisition of the Company by AmerisourceBergen Corporation, including the timing of completion of the Offer and the Merger, how many of our stockholders will tender their shares in the Offer, the possibility that competing offers will be made, the possibility that various closing conditions for the Offer or the Merger may not be satisfied or waived, litigation related to the Offer and the Merger, and the impact on the Offer and the Merger on general economic and business conditions;

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

On February  3, 2015, Winners Circle Investment Club filed a purported stockholder class action against the Company, AmerisourceBergen, Purchaser and the Company’s Board in the Court of Chancery of the State of Delaware.  The case is captioned Winners Circle Investment Club v. MWI Veterinary Supply, Inc. et al., No 10608.  Winners Circle Investment Club’s lawsuit alleges that the Company’s Board breached its fiduciary duties in evaluating, negotiating, and approving the transactions contemplated by the Merger Agreement and by causing the dissemination of purportedly materially misleading information about such transactions.  Winners Circle Investment Club also alleges that the Company, AmerisourceBergen and Purchaser aided and abetted those breaches of fiduciary duties.  Winners Circle Investment Club seeks to enjoin or rescind such transactions and requests attorneys’ fees and damages in an unspecified amount.  The defendants believe these claims are without merit.

Except as set forth above, we are not currently a party to any material pending legal proceedings and are not aware of any claims that individually or in the aggregate could have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.  Risk Factors

Other than with respect to the risk factors set forth below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

The announcement and pendency of our acquisition by AmerisourceBergen pursuant to the Offer and the Merger could have an adverse effect on our business, financial conditions and operations.

The announcement and pendency of the proposed acquisition could cause disruption in our business in the following ways: third parties may choose to delay or defer decisions to do business with us or terminate or renegotiate their contracts with us as a result of entering into the Merger Agreement; current and prospective employees may regard their future roles with us with uncertainty, which might affect our ability to retain and recruit key personnel; and we have diverted and will continue to divert significant management resources from the day-to-day business operations of the Company toward the Offer and the Merger, which could affect our business and results of operations.

The proposed acquisition by AmerisourceBergen is subject to obtaining required approvals and satisfying other conditions that may delay or prevent the completion of the acquisition.

The completion of the Offer and the Merger are subject to a number of conditions, including (i) that there shall have been validly tendered and not validly withdrawn enough Shares to constitute a majority of the Shares outstanding on a fully diluted basis, (ii) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the absence of any government litigation or orders, (iv) there not having occurred any change, circumstance, event or occurrence that has had or would reasonably be expected to have a Company Material Adverse Effect (as defined in the Merger Agreement) and (v) other customary conditions. Even though we and AmerisourceBergen are required to use reasonable best efforts to obtain all approvals and satisfy all conditions within our control in accordance with the Merger Agreement, we can give no assurance that such approvals will be obtained or that conditions will be satisfied.

Litigation has been filed against us and the members of our Board of Directors challenging the Offer and the Merger and any adverse outcome in any such litigation may prevent the Offer and the Merger from becoming effective or from becoming effective within the expected timeframe.

The Company, AmerisourceBergen, Purchaser and the Company’s Board of Directors have been named as defendants in a lawsuit brought by purported holders of our common stock challenging the Board’s actions in connection the transactions contemplated by the Merger Agreement and seeking, among other things, injunctive relief to enjoin the defendants from completing the Offer and the Merger on the agreed-upon terms. See Part II, Item 1. “Legal Proceedings” for more information about the lawsuit that has been filed related to the transactions contemplated by the Merger Agreement. If dismissals are not obtained or a settlement is not reached, this lawsuit could prevent or delay completion of the Offer and the Merger and/or result in substantial costs to us, including any costs associated with the indemnification of our directors.

Failure to complete the Offer and the Merger could negatively affect our stock price, operating results, prospects or financial condition.

We cannot assure you that the Offer and the Merger will be completed. If the Offer and the Merger are not completed, we will be subject to several risks. Because the current trading price of our common stock may reflect a market assumption that the Offer and the Merger will occur, failure to complete the Offer and the Merger could adversely affect the share price of our common stock. We have incurred and will incur significant costs in connection with the Offer and the Merger, including the diversion of management resources, for which we will have received little or no benefit if the Offer and the Merger are not consummated. A failed transaction may result in a negative impression of us in the investment community. In addition, the Merger Agreement provides that, upon termination of the Merger Agreement under specified circumstances, we may be obligated to pay AmerisourceBergen a termination fee of $76.0 million. The occurrence of any of these events individually or in combination could have a material adverse effect on our results of operations and the price of our common stock.

The Merger Agreement contains provisions that could discourage a third party from acquiring us prior to the completion of the Offer and the Merger.

The Merger Agreement contains provisions that restrict our ability to entertain a third-party proposal for an acquisition of the Company. These provisions include the general prohibition on our soliciting, initiating or participating in discussions with third parties regarding any alternative acquisition proposal, and the requirement that we pay a termination fee of $76.0 million to AmerisourceBergen if the Merger Agreement is terminated under specified circumstances.

These provisions might discourage an otherwise-interested third party from proposing an acquisition of the Company. Furthermore, even if a third party elects to propose an acquisition, the concept of a termination fee may result in that third party’s offering of a lower value to our stockholders than such third party might otherwise have offered.

If the Offer and the Merger are completed, our current stockholders will not participate in any future increase in our value.

Our stockholders will be prevented from participating in our potential future earnings and growth or benefit from any potential future increase in our value following the Offer and the Merger.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The table below provides information concerning our repurchase of shares of our common stock during the three months ended December 31, 2014.

Issuer Purchases of Equity Securities

				Total Number of	Maximum Number (or
	Total			Shares Purchased	Approximate Dollar
	Number		Average	as Part of Publicly	Value) of Shares that May
	of Shares		Price Paid	Announced Plans	Yet Be Purchased Under
Period	Purchased		per Share	or Programs	the Plans or Programs
October 1 to October 31, 2014	136	(1)	$147.02	—	—
November 1 to November 30, 2014	305	(1)	$168.47	—	—
December 1 to December 31, 2014	8	(1)	$164.20	—	—
Total	449		$161.90	—	—

(1) These shares were withheld upon the vesting of employee stock grants in connection with payment of required withholding taxes.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

2.1

Agreement and Plan of Merger, dated as of January 11, 2015, by and among MWI Veterinary Supply, Inc., AmerisourceBergen Corporation and Roscoe Acquisition Corp., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 12, 2015.

10.1

Amended and Restated Credit Agreement by and among MWI Veterinary Supply, Inc., MWI Veterinary Supply Co., Memorial Pet Care, Inc., Bank of America, N.A. and Wells Fargo Bank, N.A. dated October 2, 2014, incorporated herein by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K, filed November 26, 2014.

10.2

Executive Severance Agreement, dated January 12, 2015, by and among MWI Veterinary Supply Co., MWI Veterinary Supply, Inc. and James Cleary, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 12, 2015.

10.3

Executive Severance Agreement, dated January 12, 2015, by and among MWI Veterinary Supply Co., MWI Veterinary Supply, Inc. and Mary Patricia Thompson, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 12, 2015.

10.4

Executive Severance Agreement, dated January 12, 2015, by and among MWI Veterinary Supply Co., MWI Veterinary Supply, Inc. and Jeff Danielson, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 12, 2015.

10.5

Executive Severance Agreement, dated January 12, 2015, by and between MWI Veterinary Supply Co. and John Francis, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 12, 2015.

10.6

Executive Severance Agreement, dated January 12, 2015, by and between MWI Veterinary Supply Co. and Jeremy Ouchley, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 12, 2015.

15	Letter re: Unaudited Interim Financial Information

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Amendment Letter to Amended and Restated Credit Agreement

101	Financials in XBRL format

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ruary
MWI Veterinary Supply, Inc.
(Registrant)

Date: February 5, 2015	/s/ Mary Patricia B. Thompson
Mary Patricia B. Thompson
Senior Vice President of Finance and Administration, Chief Financial Officer